Form 10-Q
period 2021-09-30
Marpai, Inc.
filed 2021-12-14
CIK 1844392

Table of Contents`

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number: 001-40904

"

MARPAI, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	86-1916231
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

5701 East Hillsborough Ave., Suite 1417

Tampa, Florida 33610-5428

(Address of principal executive offices)

(646) 303-3483

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	MRAI	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of December 9, 2021, there were 20,122,896 shares of the Company’s common stock, par value $0.0001 per share outstanding.

Table of Contents`

MARPAI, INC.

i

Table of Contents`

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

MARPAI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021
	(Unaudited)	December 31, 2020
ASSETS:
Current assets:
Cash and cash equivalents	$1,190,974	$1,754,569
Restricted cash	7,809,679	63,363
Accounts receivable	299,849	—
Unbilled receivable	37,863	—
Prepaid expenses and other current assets	774,362	262,211
Other receivables	52,836	100,038
Total current assets	10,165,563	2,180,181

Property and equipment, net	720,592	195,404
Capitalized software, net	6,617,382	3,818,959
Operating lease right-of-use assets	1,546,495	337,316
Goodwill	1,676,239	—
Intangible assets, net	6,503,301	—
Security deposits	52,277	—
Total assets	$27,281,849	$6,531,860

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,651,216	$159,168
Accounts payable – related party	—	15,725
Accrued expenses	1,932,992	267,967
Accrued fiduciary obligations	5,063,949	—
Deferred revenue	1,352,221	—
Current portion of operating lease liabilities	713,792	96,472
Current portion of convertible notes payable	999,326	1,866,237
Short-term loan	2,011,250	—
Due to related party	3,637	243,638
Total current liabilities	14,728,383	2,649,207

Convertible notes payable, net of current portion	4,865,526	7,095,887
Other long-term liabilities	45,000	—
Operating lease liabilities, net of current portion	1,027,148	283,265
Deferred tax liabilities	2,001,012	—
Total liabilities	22,667,069	10,028,359
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.0001 par value, 227,791,050 shares authorized; 11,169,826 issued and outstanding at September 30, 2021 and 142,369 issued and outstanding at December 31, 2020 (1)	1,117	14
Additional paid-in capital	20,410,705	2,044,362
Accumulated deficit	(15,797,042)	(5,540,875)
Total stockholders’ equity (deficit)	4,614,780	(3,496,499)
Total liabilities and stockholders’ equity (deficit)	$27,281,849	$6,531,860
(1)	Reflects 4.555821-for-1 forward split that became effective September 2, 2021. See Note 17 to the condensed consolidated financial statements.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Contents`

MARPAI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Revenue	$4,799,251	$—	$8,330,763	$—
Costs and expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below)	3,343,196	—	6,063,679	—
General and administrative	2,229,809	280,557	5,044,759	1,053,780
Sales and marketing	1,588,981	21,960	3,032,766	27,583
Information technology	770,124	—	1,501,354	—
Research and development	568,817	470,943	1,118,191	1,496,929
Depreciation and amortization	802,240	18,362	1,223,207	56,246
Facilities	231,841	—	458,733	—
Total costs and expenses	9,535,008	791,822	18,442,689	2,634,538

Operating loss	(4,735,757)	(791,822)	(10,111,926)	(2,634,538)

Other income (expenses)
Other income	54,637	6,440	109,063	19,178
Interest expense	(108,503)	(137,992)	(384,564)	(364,327)
Foreign exchange loss	(2,956)	(2,890)	(18,740)	(5,079)
Loss before provision for income taxes	(4,792,579)	(926,264)	(10,406,167)	(2,984,766)

Income tax benefit	—	—	(150,000)	—
Net loss	$(4,792,579)	$(926,264)	$(10,256,167)	$(2,984,766)

Net loss per share, basic & fully diluted(1)	$(0.47)	$(0.37)	$(1.31)	$(1.29)

Weighted average number of common shares, basic and fully diluted(1)	10,261,001	2,521,010	7,846,348	2,315,544

(1)	Reflects 4.555821-for-1 forward split that became effective September 2, 2021. The computation of basis and diluted net loss per share was retroactively adjusted for all periods presented. See Note 17 to the condensed consolidated financial statements.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Contents`

MARPAI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock
			Additional Paid-	Accumulated	Total Stockholders’
	Shares	Amount	In Capital	Deficit	Equity (Deficit)
Three months ended September 30, 2020
Balance, July 1, 2020	142,369	$14	$1,655,069	$(3,731,393)	$(2,076,310)
Share-based compensation	—	—	194,647	—	194,647
Net loss	—	—	—	(926,264)	(926,264)
Balance, September 30, 2020 (Unaudited)	142,369	$14	$1,849,716	$(4,657,657)	$(2,807,927)

Three months ended September 30, 2021
Balance, July 1, 2021	11,147,302	$1,115	$20,154,521	$(11,004,463)	$9,151,173
Stock options exercised	22,524	2	47	—	49
Share-based compensation	—	—	256,137	—	256,137
Net loss	—	—	—	(4,792,579)	(4,792,579)
Balance, September 30, 2021 (Unaudited)	11,169,826	$1,117	$20,410,705	$(15,797,042)	$4,614,780

Nine months ended September 30, 2020
Balance, January 1, 2020	142,369	$14	$799,732	$(1,672,891)	$(873,145)
Fair value of warrants issued with convertible note	—	—	213,828	—	213,828
Share-based compensation	—	—	836,156	—	836,156
Net loss	—	—	—	(2,984,766)	(2,984,766)
Balance, September 30, 2020 (Unaudited)	142,369	$14	$1,849,716	$(4,657,657)	$(2,807,927)

Nine months ended September 30, 2021
Balance, January 1, 2021	142,369	$14	$2,044,362	$(5,540,875)	$(3,496,499)
Exchange of common shares of Marpai Health, Inc. (see Note 1)	(142,369)	(14)	—	—	(14)
Issuance of common shares of Marpai, Inc. (see Note 1)	11,147,302	1,115	17,350,820	—	17,351,935
Stock options exercised	22,524	2	47	—	49
Warrants issued for cash	—	—	53,333	—	53,333
Share-based compensation	—	—	962,143	—	962,143
Net loss	—	—	—	(10,256,167)	(10,256,167)
Balance, September 30, 2021 (Unaudited)	11,169,826	$1,117	$20,410,705	$(15,797,042)	$4,614,780
(1)	Reflects 4.555821-for-1 forward split that became effective September 2, 2021. See Note 17 to the condensed consolidated financial statements

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Contents`

MARPAI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(10,256,167)	$(2,984,766)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,223,207	56,246
Share-based compensation	962,143	836,156
Amortization of right-of-use asset	42,799	57,798
Amortization of debt discount	26,728	75,300
Non-cash interest	352,171	285,835
Convertible note issued for professional services	75,000	—
Deferred taxes	(150,000)	—
Changes in operating assets and liabilities:
(Increase) in accounts receivable and unbilled receivable	(245,481)	—
(Increase) in prepaid expense and other assets	(380,738)	(106,442)
Decrease in other receivable	47,202	—
Decrease in security deposit	2,592	—
Increase in accounts payable	1,566,439	70,023
(Decrease) increase in accounts payable – related party	(15,725)	15,725
Increase in accrued expenses	397,317	112,573
Increase in accrued fiduciary obligations	993,041	—
(Decrease) in operating lease liabilities	(74,096)	(64,539)
(Decrease) in due to related party	(240,001)	—
Increase in other liabilities	147,001	—
Net cash used in operating activities	(5,526,568)	(1,646,091)

Cash flows from investing activities:
Cash and restricted cash acquired as part of Acquisition (see Note 4)	11,384,035	—
Capitalization of software development costs	(1,211,511)	(140,104)
Purchase of property and equipment	(66,617)	(32,067)
Reimbursement of leasehold improvements from sublease	—	45,640
Net cash provided by (used in) investing activities	10,105,907	(126,531)

Cash flows from financing activities:
Proceeds from stock option exercises	49	—
Proceeds from convertible notes	550,000	2,000,000
Proceeds from short-term loan	2,000,000	—
Proceeds from issuance of warrants	53,333	—
Net cash provided by financing activities	2,603,382	2,000,000

Net increase in cash, cash equivalents and restricted cash	7,182,721	227,378

Cash, cash equivalents and restricted cash at beginning of period	1,817,932	246,277
Cash, cash equivalents and restricted cash at end of period	$9,000,653	$473,655

Reconciliation of cash, cash equivalents, and restricted cash reported in the condensed consolidated balance sheet
Cash and cash equivalents	$1,190,974	$414,455
Restricted cash	7,809,679	59,200
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statement of cash flows	$9,000,653	$473,655

Supplemental disclosure of non-cash activity
Conversion of convertible notes into common stock at the closing of the Acquisition	$4,174,992	$—
Common stock issued as part of the Acquisition	$8,500,000	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Contents`

MARPAI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2021 AND DECEMBER 31, 2020 AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization

Marpai, Inc. (“Marpai”) was formed as a Delaware corporation on January 22, 2021 with the intention to facilitate an initial public offering (“IPO”) and other related transactions in order to carry on the business of two healthcare subsidiaries, Marpai Health, Inc. (“Marpai Health”) and Continental Benefits LLC (“Continental Benefits”).

Marpai Health, a Delaware corporation, was incorporated on February 14, 2019. On March 21, 2019, EYME Technologies Ltd. (“EYME”), a wholly owned subsidiary of Marpai Health located in Israel, was formed. Marpai Health, along with its wholly owned subsidiary, EYME, are hereinafter referred to as the “Marpai Health”.

On April 1, 2021, pursuant to the terms of the Amended and Restated Equity Interest Purchase and Reorganization Agreement, as was further addended on May 7, 2021 (collectively, the “Agreement”), the stockholders of the Marpai Health and the sole member of Continental Benefits, LLC contributed their respective shares and ownership interests in Marpai Health and Continental Benefits to Marpai in consideration for shares of the Marpai’s Class A and Class B common stock. Additionally, options to purchase 1,027,602 shares of Marpai Health’s common stock and warrants to purchase 1,366,746 shares of Marpai Health’s common stock were exchanged, on a one-to-one basis, for options and warrants to purchase shares of Marpai’s common stock (the above transactions are hereinafter referred to as the “Acquisition”). As part of the Acquisition, approximately $3,800,000 of Marpai Health’s convertible promissory notes were exchanged for shares of common stock of Marpai immediately prior to the Acquisition. As part of the Acquisition, pursuant to a note exchange agreement, Marpai acquired Marpai Health’s certain outstanding convertible promissory notes, with aggregate outstanding principal and accrued but unpaid interest of $2,198,459, in exchange for the issuance of Marpai’s convertible promissory notes of equivalent aggregate principal amount. The Agreement called for Continental Benefits to not have less than $4.762 million of cash on hand, and to have no debt at the time of closing of the Acquisition.

For accounting purposes, Continental Benefits was considered the acquiree and Marpai Health was considered the acquirer. The acquisition was accounted for using the acquisition method of accounting. See Notes 3 and 4 for additional information.

Marpai, along with its subsidiaries, Marpai Health and Continental Benefits, are hereinafter referred to as the “Company”.

Nature of Business

The Company’s mission is to positively change healthcare for the benefit of (i) its clients who are self-insured employers that pay for their employees’ healthcare benefits and engage the Company to administer the latter’s healthcare claims, (ii) employees who receive these healthcare benefits from its clients, and (iii) healthcare providers including, doctors, doctor groups, hospitals, clinics, and any other entities providing healthcare services or products. The Company’s operations are conducted through its wholly owned subsidiaries Marpai Health and Continental Benefits.

Marpai Health is engaged in developing artificial intelligence and healthcare technology that enables the analysis of data to predict and prevent costly events related to diagnostic errors, hospital visits and administrative issues.

Continental Benefits and its wholly owned subsidiary WellSystems, LLC (“WellSystems”) provide benefits outsourcing services to clients in the United States across multiple industries. Continental Benefits’ backroom administration and third-party administration (“TPA”) services are supported by a customized technology platform and a dedicated benefits call center. Under its TPA platform, Continental Benefits provides health and welfare administration, dependent eligibility verification, Consolidated Omnibus Budget Reconciliation Act (“COBRA”) administration, and benefit billing services. Continental Benefits and WellSystems are Florida limited liability companies.

Table of Contents`

MARPAI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2021 AND DECEMBER 31, 2020 AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS (CONTINUED)

Continental Benefits provides the technology platform, consisting of fully integrated billing and enrollment, claims administration, and customer service to administer the TPA services. Continental Benefits engages primarily in selling and customer relationship activities for supported clients.

The recent global pandemic outbreak, or COVID-19, continues to adversely impact commercial activity, globally and in the United States, and has contributed to significant volatility in financial markets. The outbreak could have a continued adverse impact on economic and market conditions, including business and financial services disruption. As of the date these condensed consolidated financial statements were available to be issued, the effects of impact are unknown and the Company will continue to monitor the potential impact of COVID-19 on the Company’s condensed consolidated financial statements.

NOTE 2 – LIQUIDITY

The accompanying condensed consolidated financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared on a basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying condensed consolidated financial statements as of the period ended September 30, 2021, the Company has an accumulated deficit of $15,797,042 and working capital deficit of $4,562,820. At September 30, 2021, the Company had total debt of $7,876,102 and $1,190,974 of unrestricted cash on hand. Since inception, the Company has met its cash needs through proceeds from issuing convertible notes and warrants. The Company’s current capital requirements are to fund working capital and operating activities, fund capital expenditures, and debt repayments.

On October 28, 2021 the Company received $24.8 million of net proceeds from an initial public offering (see Note 18). The Company believes cash on hand from the initial public offering will provide sufficient liquidity to fund operations for at least one year after the date these condensed consolidated financial statements are issued.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and related notes are presented in accordance with generally accepted accounting principles in the United States (“GAAP”) and the requirements of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. These unaudited condensed consolidated financial statements have been prepared on the same basis as its annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for the fair statement of the Company’s financial information. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2021, or for any other interim period or for any other future year. The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, EYME and Marpai Health, for all the periods presented and Continental Benefits from April 1, 2021, the date of the Acquisition (see Note 4). All references to the Company and Marpai Health for periods prior to the Acquisition are interchangeable as if the Acquisition was in effect for all periods presented in the condensed consolidated financial statements and related notes. All significant intercompany balances and transactions have been eliminated in consolidation.

These unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s audited financial statements for the years ended December 31, 2020 and for the period from February 14, 2019 (inception) to December 31, 2019 included in the prospectus filed on October 28, 2021 (the “Prospectus”).

Table of Contents`

MARPAI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2021 AND DECEMBER 31, 2020 AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Business Combination

The Company accounts for business combinations in accordance with the Financial Accounting Standard Board’s (“FASB”) Accounting Standard Codification (“ASC”) 805, Business Combinations. Accordingly, identifiable tangible and intangible assets acquired and liabilities assumed are recorded at their estimated fair values, the excess of the purchase consideration over the fair values of net assets acquired is recorded as goodwill, and transaction costs are expensed as incurred.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingencies at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include, but are not limited to, valuation of share-based compensation, accounting for warrants, allowance for doubtful accounts, useful lives of internally developed software, intangible assets and property and equipment, whether an arrangement is or contains a lease, the discount rate used for operating leases, income tax accruals, the valuation allowance for deferred income taxes, and the valuation of net assets acquired.

The Company bases these estimates on historical and anticipated results, trends, and various other assumptions that it believes are reasonable under the circumstances, including assumptions as to future events. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash consists of funds held in bank accounts. Cash equivalents consist of short-term, highly liquid investments with original maturities of 90 days or less at the time of purchase and generally include money market accounts.

Concentrations of Credit Risk

The Company maintains cash accounts with financial institutions. At times, balances in these accounts may exceed federally insured limits. The amounts over the federally insured limits as of September 30, 2021 and December 31, 2020 was approximately $926,000 and $1,505,000, respectively. No losses have been incurred to date on any deposit balances.

No customer accounted for greater than 10% of total revenue during for the nine months ended September 30, 2021. At September 30, 2021, four customers each accounted for greater than 10% of accounts receivable, respectively.

Restricted Cash

Restricted cash balances are composed of funds held on behalf of clients in a fiduciary capacity and cash held in a separate bank account pledged to a bank as collateral for a bank guarantee provided to the lessor to secure the Company’s obligations under its lease agreement. Fiduciary funds generally cannot be utilized for general corporate purposes and are not a source of liquidity for the Company. A corresponding fiduciary obligation, included in current liabilities in the accompanying condensed consolidated balance sheets, exists for disbursements to be made on behalf of the clients and may be more than the restricted cash balance if payment from customers has not been received.

Table of Contents`

MARPAI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2021 AND DECEMBER 31, 2020 AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounts Receivable

Accounts receivable are recorded at the net invoiced amount, net of allowances for doubtful accounts, and do not bear interest. They include unbilled amounts for services rendered in the respective period but not yet billed to the customer, which typically occurs within one month.

The Company periodically reviews accounts receivable balances and provides an allowance for doubtful accounts to the extent deemed uncollectible. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in existing accounts receivable. The Company determines the allowance based on historical write-off experience and the aging of outstanding accounts receivable. Balances are considered past due based on invoiced terms. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company has determined that no allowance for doubtful accounts was necessary as of September 30, 2021.

Fair Value Measurements

The Company is required to disclose information on all assets and liabilities reported at fair value that enables an assessment of the inputs used in determining the reported fair values. Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), establishes a hierarchy of inputs used when available. Observable inputs are what market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are those that reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability and are developed based on the best information available in the circumstances.

The three levels of the fair value hierarchy are described below:

Level 1—Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2—Valuations based on quoted prices for similar assets or liabilities in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3—Valuations that require inputs that are unobservable for the asset and liability in which there is little, if any, market activity.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include accounts receivable, accounts payable, accrued expenses, and debt at fixed interest rates, approximate their fair values at September 30, 2021 and December 31, 2020, principally due to the short-term nature, maturities, or nature of interest rates of the above listed items.

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or circumstances exist that indicate the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets is measured by comparing the carrying amounts of the assets to the future undiscounted cash flows expected to be generated by the assets. If the asset or asset group is considered to be impaired, an impairment loss would be recorded to adjust the carrying amounts to the estimated fair value. Management has determined that no impairment of long-lived assets exists, and accordingly, no adjustments to the carrying amounts of the Company’s long-lived assets have been made for the nine months ended September 30, 2021 and 2020.

Table of Contents`

MARPAI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2021 AND DECEMBER 31, 2020 AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment

Property and equipment consisting of office and computer equipment, furniture and leasehold improvements are stated at cost. Depreciation is computed using the straight-line method over the following estimated useful lives.

Useful Lives
Equipment	3 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of 5 years or lease term

Capitalized Software

The Company complies with the guidance of ASC Topic 350-40, “Intangibles—Goodwill and Other—Internal Use Software”, in accounting for its internally developed system projects that it utilizes to provide its services to customers. These system projects generally relate to software of the Company that is not intended for sale or otherwise marketed. Internal and external costs incurred during the preliminary project stage are expensed as they are incurred. Once a project has reached the development stage, the Company capitalizes direct internal and external costs until the software is substantially complete and ready for its intended use. Costs for upgrades and enhancements are capitalized, whereas, costs incurred for maintenance are expensed as incurred. These capitalized software costs are amortized on a project-by- project basis over the expected economic life of the underlying software on a straight-line basis, which is generally three years. Amortization commences when the software is available for its intended use.

Goodwill

Goodwill is recognized and initially measured as any excess of the acquisition-date consideration transferred in a business combination over the acquisition-date amounts recognized for the net identifiable assets acquired. Goodwill is not amortized but is tested for impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not result in an impairment of goodwill. The Company operates in one reporting segment and reporting unit; therefore, goodwill is tested for impairment at the consolidated level. First, the Company assesses qualitative factors to determine whether or not it is more likely than not that the fair value of a reporting unit is less than it’s carrying amount. If the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company conducts a quantitative goodwill impairment test comparing the fair value of the applicable reporting unit with its carrying value. If the carrying amount of the reporting unit exceeds the fair value of the reporting unit, the Company recognizes an impairment loss in the condensed consolidated statement of operations for the amount by which the carrying amount exceeds the fair value of the reporting unit. The Company performs its annual goodwill impairment test at December 31. No goodwill impairment triggering events were identified for the nine months ended September 30, 2021 and 2020.

Table of Contents`

MARPAI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2021 AND DECEMBER 31, 2020 AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Intangible Assets

Intangible assets consist of customer relationships, non-compete agreements, and amounts attributed to patent and patent applications that were acquired through an acquisition and are amortized on a straight-line basis over useful lives ranging from five to ten years. The Company’s intangible assets are reviewed for impairment when events or circumstances indicate their carrying amount may not be recoverable. The Company reviews the recoverability of its intangible assets by comparing the carrying value of such assets to the related undiscounted value of the projected cash flows associated with the assets, or asset group. If the carrying value is found to be greater, the Company records an impairment loss for the excess of book value over fair value. No impairment of the Company’s intangible assets was recorded for the three and nine months ended September 30, 2021 and 2020.

Convertible Debt

The Company evaluates convertible debt to determine the impact (if any) of 1) embedded conversion option; 2) beneficial conversion feature; 3) bifurcation; 4) derivative liability; and 5) fair value adjustments and other expenses thereto. In assessing the convertible debt instruments, the Company determines if the convertible debt host instrument is conventional convertible debt and further if there is a beneficial conversion feature requiring measurement. If the instrument is not considered conventional convertible debt under ASC Topic 470, “Debt” (“ASC 470”), the Company will continue its evaluation process of these instruments as derivative financial instruments under ASC Topic 815, “Derivatives and Hedging” (“ASC 815”).

Conventional convertible debt is a financial instrument in which the holder may only realize the value of the conversion option by exercising the option and receiving the entire proceeds in a fixed number of shares or the equivalent amount of cash. Conventional convertible debt, for which the fair value option is not elected at issuance, is accounted for as straight debt with no accounting recognition of the embedded equity option.

The convertible debt the Company issued has the following typical characteristics:

●	The debt security is convertible into the common stock of the issuer at a specified price or price that can be measured at the option of the holder.
●	The debt security was sold at a price or has a value at issuance not significantly in excess of the face amount.
●	It bears an interest rate that is lower than the Company would obtain for nonconvertible debt.
●	If converted, the Company must deliver shares of its stock to the investor (i.e., physical settlement). There is no cash conversion feature by which the convertible debt can be settled in full or in part in cash upon conversion.
●	The initial conversion price of the security is greater than the market value of the common stock at time of issuance and there is no beneficial conversion feature (“BCF”) upon issuance to be bifurcated and separately accounted for.

Since the Company has determined that the embedded conversion options should not be bifurcated from their host instruments, the Company accounts for convertible debt instruments in accordance with ASC 470-20, Debt with Conversion and Other Options.

Table of Contents`

MARPAI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2021 AND DECEMBER 31, 2020 AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

The Company follows ASC Topic 740-10-65-1 in accounting for uncertainty in income taxes by prescribing rules for recognition, measurement, and classification in financial statements of tax positions taken or expected to be in a tax return. This prescribes a two-step process for the financial statement measurement and recognition of a tax position. The first step involves the determination of whether it is more likely than not (greater than 50 percent likelihood) that a tax position will be sustained upon examination, based on the technical merits of the position. The second step requires that any tax position that meets the more likely than not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is a greater than 50 percent likelihood of being realized upon ultimate settlement. This topic also provides guidance on the accounting for related interest and penalties, financial statement classification and disclosure. The Company’s policy is that any interest or penalties related to uncertain tax positions are recognized in income tax expense when incurred. The Company has no uncertain tax positions or related interest or penalties requiring accrual at September 30, 2021 and December 31, 2020.

Revenue Recognition

Revenue is recognized when control of the promised services is transferred to the Company’s customers in an amount that reflects the consideration expected to be entitled to in exchange for those services. As the Company completes its performance obligations, which are identified below, it has an unconditional right to consideration, as outlined in the Company’s contracts.

Contract Balances

At September 30, 2021, the balances of the Company’s accounts receivable from contracts with customers were $299,849 and the balances of the Company’s unbilled receivables from contracts with customers were $37,863. When the Company receives consideration from a customer prior to transferring services to the customer under the terms of the customer contracts, it records deferred revenue on the Company’s condensed consolidated balance sheet, which represents a contract liability. At September 30, 2021, the balances of the deferred revenue were $1,352,221 and the Company had performance guarantee liabilities of $680,737 included in accrued expenses on the condensed consolidated balance sheet. The Company anticipates that it will satisfy all of its performance obligations associated with its contract liabilities within a year.

Significant Payment Terms

Generally, the Company’s accounts receivable are expected to be collected in 30 days in accordance with the underlying payment terms. Invoices for services performed over time are typically sent to customers on the last business day of each calendar month in arrears. The Company does not offer discounts if the customer pays some or all an invoiced amount prior to the due date.

Consideration paid for services rendered by the Company is nonrefundable. Therefore, at the time revenue is recognized, the Company does not estimate expected refunds for services.

The Company uses the practical expedient not to account for significant financing components because the period between recognition and collection does not exceed one year for most of the Company’s contracts.

Table of Contents`

MARPAI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2021 AND DECEMBER 31, 2020 AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Timing of Performance Obligations

Most of the Company’s contracts with customers obligate the Company to perform services. Services provided include health and welfare administration, dependent eligibility verification, COBRA administration, and benefit billing. Revenue is recognized over time as services are provided as the performance obligations are satisfied through the effort expended to research, investigate, evaluate, document, and report claims, and control of these services is transferred to the customer. The Company has the right to receive payment for all services rendered.

Determining and Allocating the Transaction Price

The transaction price of a contract is the amount of consideration to which the Company expects to be entitled in exchange for transferring promised goods or services to a customer.

To determine the transaction price of a contract, the Company considers its customary business practices and the terms of the contract. For the purpose of determining transaction prices, the Company assumes that the services will be transferred to the customer as promised in accordance with existing contracts and that the contracts will not be canceled, renewed, or modified.

The Company’s contracts with customers have fixed fee prices that are denominated per employee per month. The Company includes amounts of variable consideration in a contract’s transaction price only to the extent that the Company has a relatively high level of confidence that the amounts will not be subject to significant reversals (that is, downward adjustments to revenue recognized for satisfied performance obligations). In determining amounts of variable consideration to include in a contract’s transaction price, the Company relies on its experience and other evidence that supports its qualitative assessment of whether revenue would be subject to a significant reversal. The Company considers all the facts and circumstances associated with both the risk of a revenue reversal arising from an uncertain future event and the magnitude of the reversal if that uncertain event were to occur.

Share-Based Compensation

The Company accounts for share-based awards issued to employees in accordance with ASC Topic 718, “Compensation—Stock Compensation”. In addition, the Company issues stock options to non-employees in exchange for consulting services and accounts for these in accordance with the provisions of Accounting Standards Update (“ASU”) 2018-07, “Improvements to Nonemployee Share-Based Payment Accounting” (“ASU 2018-07”). Compensation expense is measured at the grant date, based on the calculated fair value of the award, and recognized as an expense over the requisite service period, which is generally the vesting period of the grant.

For modification of stock compensation awards, the Company records the incremental fair value of the modified award as share-based compensation on the date of modification for vested awards or over the remaining vesting period for unvested awards. The incremental compensation is the excess of the fair value of the modified award on the date of modification over the fair value of the original award immediately before the modification.

For options granted to non-employees, the expected life of the option used is the contractual term of each such option. All other assumptions used to calculate the grant date fair value are generally consistent with the assumptions used for options granted to employees.

Table of Contents`

MARPAI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2021 AND DECEMBER 31, 2020 AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

For purposes of calculating share-based compensation, the Company estimates the fair value of stock options using a Black-Scholes option-pricing model. The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by the Company’s stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. The expected volatility is primarily based on the historical volatility of peer company data while the expected life of the stock options is based on historical and other economic data trended into the future. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding to the expected option term. The dividend yield assumption is based on the Company’s history and expectation of no dividend payouts.

If factors change and the Company employs different assumptions, share-based compensation expense may differ significantly from what has been recorded in the past. If there is a difference between the assumptions used in determining share-based compensation expense and the actual factors which become known over time, specifically with respect to anticipated forfeitures, the Company may change the input factors used in determining share-based compensation costs for future grants. These changes, if any, may materially impact the Company’s results of operations in the period such changes are made. Incremental compensation costs arising from subsequent modifications of awards after the grant date are recognized when incurred. In addition, the Company accounts for forfeitures of awards as they occur. For share-based awards that vest based on performance conditions, expense is recognized when it is probable that the conditions will be met.

The fair value of options and share awards granted under the stock option plan during the nine months ended September 30, 2021 and 2020 was estimated at the date of grant using the Black-Scholes option pricing model and the following assumptions for grants:

	2021	2020
Risk-free interest rates	0.912%	1.026 – 1.399%
Expected life	5 years	6.25 years
Expected volatility	40.81%	34.60%
Expected dividend yield	0.00%	0.00%

Foreign Currency Translation

For non-U.S. operations, the functional currency is U.S. dollars since these operations are a direct and integral component or extension of the parent company’s operations. As a result, the transactions of those operations that are denominated in foreign currencies are re-measured into U.S. dollars, and any resulting gains or losses are included in earnings.

Foreign Operations

Operations outside the United States include EYME. Foreign operations are subject to risks inherent in operating under different legal systems and various political and economic environments. Among the risks are changes in existing tax laws, possible limitations on foreign investment and income repatriation, government price or foreign exchange controls, and restrictions on currency exchange.

Earnings Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of outstanding common shares for the period, considering the effect of participating securities. Diluted earnings (loss) per share are calculated by dividing net earnings (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods when they are anti-dilutive, common stock equivalents, if any, are not considered in the computation. At September 30, 2021 and 2020, there were 6,286,562 and 4,945,134 common share equivalents, respectively. For the three and nine months ended September 30, 2021 and 2020, these potential shares were excluded from the shares used to calculate diluted net earnings per share as their effect would have been antidilutive.

Table of Contents`

MARPAI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2021 AND DECEMBER 31, 2020 AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Segments

Operating segments are defined as components of an entity for which separate financial information is available. The Chief Operating Decision Maker (“CODM”) reviews financial information presented on a consolidated basis for the purposes of making operating decisions, allocating resources, and evaluating financial performance. As such, the Company has determined that it operates in one operating and one reportable segment. The Company presents financial information about its operating segment and geographical areas in Note 14 to the condensed consolidated financial statements.

Offering Costs

In connection with the Initial Public Offering (“IPO”), the Company has or will incur accounting, legal and other costs. Such costs will be deferred and recorded as a reduction to stockholders’ equity and recorded against the proceeds from the offering. In the event the offering is aborted, such deferred offering costs will be expensed.

Leases

The Company’s leases are accounted for under FASB ASC Topic 842, “Leases” (“Topic 842”). At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present. Operating lease liabilities and their corresponding right of use assets are recorded based on the present value of lease payments over the expected lease term and adjusted for lease incentives. Lease incentives are recognized when earned and reduce our operating lease asset related to the lease. They are amortized through the operating lease assets as reductions of lease expense over the lease term. The interest rate implicit in lease contracts is typically not readily determinable. As such, the Company utilizes its incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Options to extend or terminate a lease are included in the calculation of the lease term to the extent that the option is reasonably certain of exercise. The Company has concluded that it is reasonably certain it would exercise such options; therefore, the lease term includes the extension period stated within the lease.

Leases with an initial term of 12 months or less that do contain purchase options or renewal terms that the Company is reasonably certain to exercise are not recorded on the condensed consolidated balance sheet. The Company recognizes the lease expense for such leases on a straight-line basis in the condensed consolidated statement of operations over the lease term.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Table of Contents`

MARPAI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2021 AND DECEMBER 31, 2020 AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Further, Section 102(b) (1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. Private companies are those companies that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised, it adopts the new or revised standard at the time private companies adopt the new or revised standard, unless it chooses to early-adopt the new or revised accounting standard. Therefore, the Company’s financial statements may not be comparable to certain public companies.

Recently Adopted Accounting Pronouncements

In November 2019, the FASB issued ASU No. 2019-08 “Compensation – Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Codification Improvements – Share-Based Consideration Payable to a Customer.” ASU No. 2019-08 amends and clarifies ASU No. 2018-07, which was adopted by the Company on January 1, 2019, to require that an entity measure and classify share-based payment awards granted to a customer by applying the guidance in Topic 718. For entities that have already adopted the amendments in ASU No. 2018-07, the amendments in this ASU are effective for fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years, with early adoption permitted. This guidance is applicable to the Company’s fiscal year beginning January 1, 2020. The adoption of this guidance did not have a material impact on its unaudited condensed consolidated financial statements.

In April 2019, the FASB issued ASU No. 2019-04 “Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments.” ASU No. 2019-04 was issued as part of the FASB’s ongoing project to improve upon its ASC, and to clarify and improve areas of guidance related to recently issued standards on credit losses, hedging, and recognition and measurement. This guidance contains several effective dates but is applicable to the Company’s fiscal year beginning January 1, 2020. The adoption of this guidance did not have a material impact on its condensed consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12 “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” ASU No. 2019-12 is intended to simplify various aspects related to accounting for income taxes, eliminates certain exceptions to the general principles in ASC Topic 740 related to intra-period tax allocation, simplifies when companies recognize deferred taxes in an interim period, and clarifies certain aspects of the current guidance to promote consistent application. This guidance is effective for public business entities for fiscal years beginning after December 15, 2020, and for interim periods within those fiscal years, with early adoption permitted. This guidance is applicable to the Company’s fiscal year beginning January 1, 2021. The adoption of this guidance did not have a material impact on its condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the guidance on the issuer’s accounting for convertible debt instruments by removing the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. As a result, entities will not separately present in equity an embedded conversion feature in such debt. Instead, they will account for a convertible debt instrument wholly as debt, unless certain other conditions are met. The elimination of these models will reduce reported interest expense and increase reported net income for entities that have issued a convertible instrument that was within the scope of those models before the adoption of ASU 2020-06.

Table of Contents`

MARPAI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2021 AND DECEMBER 31, 2020 AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ASU 2020-06 also requires that the effect of potential share settlement be included in the diluted EPS calculation when an instrument may be settled in cash or share. This amendment removes current guidance that allows an entity to rebut this presumption if it has a history or policy of cash settlement. Furthermore, ASU 2020-06 requires the application of the if converted method for calculating diluted earnings per share, the treasury stock method will be no longer available. In addition, ASU 2020-06 clarifies that an average market price should be used to calculate the diluted EPS denominator in cases in which the exercise prices may change on the basis of an entity’s share price or changes in the entity’s share price may affect the number of shares that may be used to settle a financial instrument and that an entity should use the weighted-average share count from each quarter when calculating the year-to-date weighted-average share. The provisions of ASU 2020-06 are applicable for fiscal years beginning after December 15, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact of ASU 2020-06 on its condensed consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU No. 2020-04 provides guidance on optional expedients for a limited time to ease the operational burden in accounting for (or recognizing the effects of) reference rate reform (LIBOR) on financial reporting. This guidance is effective upon the ASUs issuance on March 12, 2020 and companies may elect to apply the amendments prospectively through December 31, 2022. The Company’s credit facilities already contain comparable alternative reference rates that would automatically take effect upon the LIBOR phase out, and it is also reviewing its commercial contracts that may utilize LIBOR as a reference rate. The Company is currently evaluating the potential effects of this guidance on its condensed consolidated financial statements.

NOTE 4 – ACQUISITION

On April 1, 2021, the Company consummated the acquisition of Continental Benefits. According to the Agreement, Continental Benefits was valued, on a cash-free and debt-free basis, at $8.5 million. In addition, pursuant to the Agreement, Marpai Health was valued at an assumed pre-money valuation of the last convertible note’s conversion price of $35 million.

For accounting purposes, the acquirer is the entity that has obtained control of another entity and, thus, consummated a business combination. For the Acquisition, Marpai Health is the accounting acquirer and Continental Benefits is deemed to be the acquired company for financial reporting purposes based on an evaluation of the following facts and circumstances:

1.	Marpai Health’s legacy stockholders hold a majority ownership and voting interest in the Company;
2.	Marpai Health’s senior management team comprise the senior management of the Company; and
3.	Directors appointed by Marpai Health hold a majority of board seats of the Company.

Other factors were considered but they would not change the preponderance of factors indicating that Marpai Health was the accounting acquirer.

Table of Contents`

MARPAI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2021 AND DECEMBER 31, 2020 AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

NOTE 4 – ACQUISITION (CONTINUED)

The following table represents the allocation of the preliminary purchase consideration among the Continental Benefits’ assets acquired and liabilities assumed at their estimated acquisition-date fair values:

Purchase Price
Equity value	$13,262,000
Cash acquired	(4,762,000)
Total purchase price paid, net of cash acquired	$8,500,000

Purchase Price Allocation
Restricted cash	$6,622,035
Accounts receivable	92,231
Prepaid expenses and other current assets	131,413
Property and equipment	1,601,990
Intangible assets	1,010,000
Capitalized software	1,230,000
Operating lease - right of use assets	1,532,925
Goodwill	1,676,239
Trademarks	1,860,000
Patents and patent applications	700,000
Customer relationships	3,370,000
Security deposits	54,869
Account payable	(925,608)
Accrued expenses	(1,267,708)
Accrued fiduciary obligations	(4,070,908)
Operating lease liabilities	(1,716,246)
Deferred tax liability	(2,151,012)
Deferred revenue	(1,205,220)
Other long-term liabilities	(45,000)
Total fair value of net assets acquired and liabilities assumed	$8,500,000

The following table summarizes the estimated fair values of Continental Benefits’ identifiable intangible assets, their estimated useful lives and expected amortization periods:

		Useful
	Acquisition	Life in
	Fair Value	Years
Trademarks	$1,860,000	10 Years
Intangible assets	1,010,000	5 Years
Customer relationships	3,370,000	7 Years
Patents and patent applications	700,000	(*)
(*)	Patents which have yet to be approved by US Patent Office. Useful life is determined upon placement into service after approval.

Table of Contents`

MARPAI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2021 AND DECEMBER 31, 2020 AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

NOTE 4 – ACQUISITION (CONTINUED)

The following unaudited pro forma summary presents consolidated information of the Company as if the business combination had occurred on January 1, 2020:

	Nine Months Ended
	September 30, 2021	Year Ended December
	(pro forma)	31, 2020 (pro forma)
Revenue	$12,545,844	$18,388,192
Net loss	(12,311,864)	(17,620,431)

The pro forma financial information includes adjustments that are directly attributable to the business combination and are factually supportable. The pro forma adjustments include incremental amortization expense of $303,566 related to intangible and tangible assets acquired.

The unaudited pro forma results do not reflect any cost saving synergies from operating efficiencies or the effect of the incremental costs incurred in integrating the two companies.

Accordingly, these unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the acquisition had occurred at the beginning of the period presented, nor are they indicative of future results of operations.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following at:

	September 30, 2021	December 31, 2020
Equipment	$192,979	$25,892
Furniture and fixtures	341,769	76,493
Leasehold improvements	416,387	190,806
Total cost	951,135	293,191
Accumulated depreciation	(230,543)	(97,787)
Property and equipment, net	$720,592	$195,404

Depreciation expense was $58,545 and $134,610 for the three and nine months ended September 30, 2021, respectively. Depreciation expense was $18,362 and $56,247 for the three and nine months ended September 30, 2020, respectively.

NOTE 6 – CAPITALIZED SOFTWARE

Capitalized software consists of the following at:

	September 30, 2021	December 31, 2020
Capitalized software	$7,029,950	$—
Accumulated amortization	(651,898)	—
Net carrying amount	6,378,052	—
Capitalized software in-process	239,330	3,818,959
Capitalized software, net	$6,617,382	$3,818,959

Table of Contents`

MARPAI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2021 AND DECEMBER 31, 2020 AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

NOTE 6 – CAPITALIZED SOFTWARE (CONTINUED)

Amortization expense was $525,345 and $651,898 for the three and nine months ended September 30, 2021.

Estimated amortization for capitalized software for future periods is as follows:

Year Ended December 31,
2021 (three months)	$512,138
2022	2,044,809
2023	2,044,809
2024	1,245,818
2025	447,762
Thereafter	82,716
$6,378,052

NOTE 7 – INTANGIBLE ASSETS

Intangible assets consist of the following:

	September 30, 2021
	Useful	Gross Carrying	Accumulated	Net Carrying
	Life	Amount	Amortization	Amount
Trademarks	10 Years	$1,860,000	$(93,425)	$1,766,575
Intangible assets	5 Years	1,010,000	(101,461)	908,539
Customer relationships	7 Years	3,370,000	(241,813)	3,128,187
Patents and patent applications	(*)	700,000	—	700,000
		$6,940,000	$(436,699)	$6,503,301
(*)	Patents which have yet to be approved by US Patent Office. Useful life is determined upon placement into service after approval.

Amortization expense was $218,349 and $436,699 for the three and nine months ended September 30, 2021.

Estimated amortization for intangible assets for future periods is as follows:

Year Ended December 31,
2021 (three months)	$217,357
2022	869,429
2023	869,429
2024	869,429
2025	869,429
Thereafter	2,808,228
$6,503,301

NOTE 8 – LEASES

EYME leases office space in Tel Aviv, Israel. The lease agreement commenced on May 1, 2019 and expires on June 15, 2021. The lease calls for monthly rent payments of $10,250. EYME exercised an extension option and the lease term was extended for a period of three years, through June 15, 2024, with a 3% increase in base rent.

Table of Contents`

MARPAI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2021 AND DECEMBER 31, 2020 AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

On August 1, 2019, EYME entered into sublease with expiration date of May 14, 2021. The sublease calls for monthly rent payments of $2,857 and has been extended for an additional three years, through June 15, 2024.

NOTE 8 – LEASES (CONTINUED)

Continental Benefits leases facilities and equipment under noncancelable operating leases through July 2025.

On January 15, 2021, Continental Benefits entered into sublease with expiration date of November 30, 2023. The sublease calls for monthly rent payments of approximately $14,000 plus tax.

Operating lease expense for the three and nine months ended September 30, 2021 was $186,875 and $407,625, respectively. Operating lease expense for the three and nine months ended September 30, 2020 was $28,503 and $85,509, respectively. Sublease income for the three and nine months ended September 30, 2021 was approximately $54,640 and $115,730, respectively. Sublease income for the three and nine months ended September 30, 2020 was $6,439 and $19,172, respectively.

The Company’s future lease payments, which are presented as current maturities of operating leases and noncurrent operating lease liabilities on the Company’s condensed consolidated balance sheet as of September 30, 2021, including the optional extension, are as follows:

Year Ended December 31,
2021 (three months)	$208,038
2022	827,607
2023	785,908
2024	83,683
2025	12,658
Total lease payments	1,917,897
Less: imputed interest	(176,954)
Present value of lease liabilities	1,740,943
Less: current lease liabilities	(713,792)
Long-term lease liabilities	$1,027,148

The remaining lease term, including the optional extension, was 2.3-2.75 years as of September 30, 2021.

The following is a summary as of September 30, 2021, of the expected sublease income:

Year Ended December 31,
2021 (three months)	$54,433
2022	222,083
2023	178,409
2024	13,527
Total sublease income	$468,452

NOTE 9 – SHARE-BASED COMPENSATION

Stock Options

The Company has a Global Stock Incentive Plan (the “Plan”) under which the Company may grant stock options for up to 1,503,421 common shares. Both incentive stock options and non-qualified stock options expire ten years from the date of the grant.

Table of Contents`

MARPAI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2021 AND DECEMBER 31, 2020 AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

NOTE 9 – SHARE-BASED COMPENSATION (CONTINUED)

The following table summarizes the stock option activity:

			Weighted Average	Aggregate
	Number of	Weighted Average	Remaining	Intrinsic
	Options	Exercise Price	Contractual Term	Value
Balance at January 1, 2021	468,070	$0.14	9.25	$1,315,512
Granted	1,016,722	2.41
Forfeited/Cancelled	(64,042)	0.002
Exercised	(22,524)	0.002
Balance at September 30, 2021	1,398,226	1.80	9.22	$1,095,303
Exercisable at September 30, 2021	332,391	$1.27	8.92	$436,739

			Weighted Average	Aggregate
	Number of	Weighted Average	Remaining	Intrinsic
	Options	Exercise Price	Contractual Term	Value
Balance at January 1, 2020	—	$—	—	—
Granted	468,070	0.14
Forfeited/Cancelled	—	—
Exercised	—	—
Balance at September 30, 2020	468,070	0.14	9.50	$932,288
Exercisable at September 30, 2020	33,294	$0.002	9.50	$70,886

The following table summarizes the Company’s non-vested stock options:

		Weighted-Average
	Non-vested Options	Grant Date Fair
	Outstanding	Value
At January 1, 2021	427,035	$1.21
Options granted	1,016,722	0.99
Options forfeited/cancelled	(64,042)	1.88
Options exercised	(22,524)	1.41
Options vested	(291,356)	0.97
At September 30, 2021	1,065,835	$0.93

		Weighted-Average
	Non-vested Options	Grant Date Fair
	Outstanding	Value
At January 1, 2020	—	$—
Options granted	468,070	1.22
Options forfeited/cancelled	—	—
Options exercised	—	—
Options vested	(33,294)	1.41
At September 30, 2020	434,776	$1.21

Table of Contents`

MARPAI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2021 AND DECEMBER 31, 2020 AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

NOTE 9 – SHARE-BASED COMPENSATION (CONTINUED)

For the three and nine months ended September 30, 2021, the Company recognized $111,552 and $270,247 of stock compensation expense relating to stock options, respectively. For the three and nine months ended September 30, 2020, the Company recognized $35,908 and $113,576 of stock compensation expense relating to stock options, respectively. As of September 30, 2021, there was $1,135,350 of unrecognized stock compensation expense related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of four years.

Restricted Stock Awards

In July 2019, the Board of Directors authorized grants of restricted stock awards (“RSAs”) through a restricted stock award purchase agreement to certain founders, consultants, and advisors of the Company. Certain grants to the Company’s founders were fully vested at the date of incorporation, other grants vest over a four-year period on each anniversary of the grant date, based on continued employment, and other grants vested based on various milestones. The shares of common stock underlying the RSAs are issued upon grant.

The following table summarizes the restricted stock awards activity:

		Weighted-Average
	Restricted Stock	Grant Date Fair Value
	Awards	Per Share
Outstanding at January 1, 2021	1,618,565	$1.47
Granted	—	—
Forfeited/cancelled	(107,271)	1.80
Vested	(692,072)	1.43
Outstanding at September 30, 2021	819,222	$1.42

Outstanding at January 1, 2020	2,130,689	$1.41
Granted	134,397	2.13
Forfeited/cancelled	—	—
Vested	(516,398)	1.41
Outstanding at September 30, 2020	1,748,688	$1.41

For the three and nine months ended September 30, 2021, the Company recognized $144,585 and $691,896 of stock compensation expense relating to RSAs, respectively. For the three and nine months ended September 30, 2020, the Company recognized $158,739 and $722,580 of stock compensation expense relating to RSAs, respectively. As of September 30, 2021, there was $1,090,842 of unrecognized compensation expense related to unvested restricted share awards that is expected to be recognized over a weighted-average period of 2 years.

Table of Contents`

MARPAI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2021 AND DECEMBER 31, 2020 AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

NOTE 10 – CONVERTIBLE DEBT

Marpai Health Convertible Notes

During 2019, Marpai Health entered into convertible debt agreements (the “2019 Convertible Notes”) with several investors for aggregate principal of $1,500,000 due, in each case, two years from the note date, at the following conversion terms: The outstanding principal balance and unpaid accrued interest of the notes is to be automatically converted upon the Marpai Health’s next equity financing round with gross proceeds to the Marpai Health of at least $2,000,000, into the most senior class of shares of the Marpai Health issued in such financing round at a price per share equal to the lesser of the following: (i) a price determined based on the maximum Marpai Health pre-money valuation of $8,000,000 on a fully diluted basis; or (ii) a twenty percent (20%) discount on the lowest price per share paid by the investors in such a financing round. Unless otherwise automatically converted in such financing round, the notes could be converted discretionarily in certain situations, at a conversion price based on the maximum Marpai Health pre-money valuation of $8,000,000 on a fully diluted basis into the most senior class of stock. In the event the Marpai Health consummates a change of control (as defined in the note) prior to the maturity date and prior to the conversion or repayment of the notes, the notes shall become due and payable upon the date of consummation of such change of control in an amount equal to the greater of: (i) 1.5 times the note amount, plus any accrued and unpaid interest; or (ii) at a price determined based on the maximum Marpai Health pre-money valuation of $8,000,000 on a fully diluted basis, immediately prior to the change of control. The 2019 Convertible Notes accrue interest at 8% per annum, payable in cash at maturity or convertible to shares as previously described herein.

On October 24, 2019, in connection with the software asset purchase, Marpai Health entered into a convertible debt agreement (“Purchase Note”) with the seller for a principal of $2,930,000 due five years from the note date. The Purchase Note contains the following conversion terms: Upon the occurrence of an equity investment in the Marpai Health’s capital stock, with proceeds of at least US $10,000,000, including the amount covered by a conversion of any outstanding convertible notes and debts into shares of capital stock of the Marpai Health on or before the maturity date (a "Qualified Financing"), the holder shall be entitled to, but not obligated to, convert the balance of this note, in whole or in part, into the securities sold in the Qualified Financing at a conversion price equal to (x) the cash price paid per share for equity securities by the investors in the Qualified Financing multiplied by (y) 0.80. The Purchase Note accrues interest at 6% per annum, payable in cash at maturity or convertible to shares as previously described herein.

During 2020, Marpai Health entered into three tranches of convertible debt agreements (the “2020 Convertible Notes”) with several investors for aggregate principal of $4,125,000, comprised of $800,000 for the first tranche (“1st Tranche”) $1,500,000 for the second tranche (“2nd Tranche”), $1,900,000 for the third tranche, comprised of $1,775,000 in cash proceeds, $50,000 notes issued in exchange for legal services provided and $75,000 of cash which was funded in February 2021 (“3rd Tranche”), due, in each case, two years from the note date, at the following conversion terms: The outstanding principal balance and unpaid accrued interest of the notes is to be automatically converted upon Marpai Health’s next equity financing round with gross proceeds to Marpai Health of at least $2,000,000, other than initial public offering (“IPO”), into the most senior class of shares of the Marpai Health issued in such financing round at a price per share equal to the lesser of the following: (i) a price determined based on the maximum Marpai Health pre-money valuation of $8,000,000 for the 1st Tranche, $16,000,000 for the 2nd Tranche and $35,000,000 for the 3rd Tranche on a fully diluted basis; or (ii) a twenty percent (20%) discount for the 1st Tranche and the 2nd Tranche, and a thirty percent (30%) discount for the 3rd Tranche on the lowest price per share paid by the investors in such a financing round. The outstanding principal amount of the 3rd Tranche and accrued interest will be converted automatically into unregistered shares of common stock of the Marpai Health concurrently with the closing of the IPO at a price 70% of the per share public offering price stated in the final prospectus for the IPO. Unless otherwise automatically converted upon an IPO or in a financing round, the notes could be converted discretionarily in certain situations, at a conversion price based the maximum Marpai Health pre-money valuation of $8,000,000 for the 1st Tranche, $16,000,000 for the 2nd Tranche and $35,000,000 for the 3rd Tranche, on a fully diluted basis into the most senior class of stock. In the event the Marpai Health consummates a change of control (as defined in the note) prior to the maturity date and prior to the conversion or repayment of the notes, the notes shall become due and payable upon the date of consummation of such change of control in an amount equal to the greater of: (i) 1.5 times the note amount, plus any accrued and unpaid interest; or (ii) net proceeds to be received if the notes had converted at a price determined based on the maximum Marpai Health pre-money valuation of $8,000,000 for the 1st Tranche, $16,000,000 for the

Table of Contents`

MARPAI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2021 AND DECEMBER 31, 2020 AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

NOTE 10 – CONVERTIBLE DEBT (CONTINUED)

2nd Tranche and $35,000,000 for the 3rd Tranche, on a fully diluted basis, immediately prior to the change of control. The 2020 Convertible Notes accrue interest at 8% per annum, payable in cash at maturity or convertible to shares as previously described herein.

During February 2021 and March 2021, Marpai Health entered into convertible debt agreements (the “2021 Convertible Notes”) with several investors for aggregate principal of $250,000 due, in each case, two years from the note date, at the following conversion terms: The outstanding principal balance and unpaid accrued interest of the notes is to be automatically converted upon the Marpai Health’s next equity financing round with gross proceeds to the Marpai Health of at least $2,000,000, other than IPO, into the most senior class of shares of the Marpai Health issued in such financing round at a price per share equal to the lesser of the following: (i) a price determined based on the maximum Marpai Health pre-money valuation of $35,000,000 on a fully diluted basis; or (ii) a thirty percent (30%) discount on the lowest price per share paid by the investors in such a financing round. The outstanding principal amount of and accrued interest will be converted automatically into unregistered shares of common stock of the Marpai Health concurrently with the closing of the IPO at a price 70% of the per share public offering price stated in the final prospectus for the IPO. Unless otherwise automatically converted upon an IPO or in a financing round, the notes could be converted discretionarily in certain situations, at a conversion price based on the maximum Marpai Health pre-money valuation of $35,000,000 on a fully diluted basis into the most senior class of stock. In the event the Marpai Health consummates a change of control (as defined in the note) prior to the maturity date and prior to the conversion or repayment of the notes, the notes shall become due and payable upon the date of consummation of such change of control in an amount equal to the greater of: (i) 1.5 times the note amount, plus any accrued and unpaid interest; or (ii) net proceeds to be received if the notes had converted at a price determined based on the maximum Marpai Health pre-money valuation of $35,000,000 on a fully diluted basis, immediately prior to the change of control. The 2021 Convertible Notes accrue interest at 8% per annum, payable in cash at maturity or convertible to shares as previously described herein.

In connection with the Acquisition, $3,800,000 of total principal and $374,992 of total accrued interest of Marpai Health’s convertible notes, comprised of $1,500,000 of principal and $82,586 of accrued interest of the 2019 Convertible Notes and $2,300,000 of principal and $292,406 of accrued interest of the 2020 Convertible Notes, were exchanged for shares of common stock of the Company immediately prior to the Acquisition. Upon conversion of these notes, the remaining unamortized debt discount was recorded to additional paid-in-capital. All other 2020 Convertible Notes and the 2021 Convertible Notes in a total principal amount of $2,150,000 and total accrued interest of $48,458, were exchanged for new Marpai promissory notes at the same terms as the original notes.

Marpai Convertible Notes

In June 2021, the Marpai entered into convertible debt agreements (the “June 2021 Notes”) with several investors for aggregate principal of $300,000, out of which $225,000 were funded in June and July 2021 and $75,000 notes issued in exchange for marketing services provided. The notes are due two years from the note date, at the following conversion terms: The outstanding principal balance and unpaid accrued interest of the notes is to be automatically converted upon the Company’s next equity financing round with gross proceeds to the Company of at least $2,000,000, other than initial public offering (“IPO”), into the most senior class of shares of the Company issued in such financing round at a price per share equal a thirty percent (30%) discount on the lowest price per share paid by the investors in such a financing round. The outstanding principal amount of and accrued interest will be converted automatically into unregistered shares of common stock of the Company concurrently with the closing of the IPO at a price 70% of the per share public offering price stated in the final prospectus for the IPO. Unless otherwise automatically converted upon an IPO or in a financing round, the notes could be converted discretionarily in certain situations, at a conversion price based the maximum company pre-money valuation of $48,262,000 on a fully diluted basis into the most senior class of stock. In the event the Company consummates a change of control (as defined in the note) prior to the maturity date and prior to the conversion or repayment of the notes, the notes shall become due and payable upon the date of consummation of such change of control in an amount equal to the greater of: (i) 1.5 times the note amount, plus any accrued and unpaid interest; or (ii) net proceeds to be received if the notes had converted at a price determined based on the maximum company pre-money valuation of $35,000,000 on a fully diluted basis, immediately prior to the change of control. The June 2021 Notes accrue interest at 8% per annum, payable in cash at maturity or convertible to shares.

Table of Contents`

MARPAI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2021 AND DECEMBER 31, 2020 AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

NOTE 10 – CONVERTIBLE DEBT (CONTINUED)

The convertible notes and their conversion features do not meet the definition of a derivative and the embedded conversion option is not subject to bifurcation and classification in the financial statements as liabilities at fair value.

The Company recorded interest expense pursuant to the stated interest rates on the convertible notes in the amount of $94,691 and $339,487 for the three and nine months ended September 30, 2021, respectively. The Company recorded interest expense pursuant to the stated interest rates on the convertible notes in the amount of $110,700 and $390,104 for the three and nine months ended September 30, 2020, respectively.

The aggregate balance of the convertible notes payable is as follows at:

	September 30, 2021	December 31, 2020
	$5,428,458	$8,555,000
Accrued interest	436,394	518,924
Less: unamortized debt discount	—	(111,800)
Total convertible notes payable, net	5,864,852	8,962,124
Less: current portion of convertible notes payable	(999,326)	(1,866,237)
Convertible notes payable, net of current portion	$4,865,526	$7,095,887

Minimum annual payments for the future periods are as follows:

Year Ended December 31,
2021 (three months)	$272,544
2022	3,035,229
2023	1,739,450
2024	817,629
$5,864,852

As a result of the IPO, all of the Company’s outstanding notes were either converted pursuant to their terms or repaid in full (See Note 18).

NOTE 11 – SHORT-TERM LOAN

On July 29, 2021, the Company entered into a short-term promissory note with a related party which provides the Company a revolving line of credit up to $3,000,000 at annual interest rate of 6%. All outstanding principal and accrued interest are due and payable on earlier of (i) the six (6) month anniversary date hereof or (ii) IPO date of the Company. In connection with the note, the Company issued warrants to the related party at the following terms; (i) Exercise price equal to the per share price of the Company’s Common Stock at the closing of its expected IPO (ii) The number of the shares underlying the warrants is equal to 30% of maximum drawn principal amount of the note, divided by the warrant exercise price and, (iii) the warrants expiration date is December 31, 2021 (see Note 12). The outstanding principal balance of the short-term loan at September 30, 2021 was $2,000,000 and interest expense accrued for the three and nine months ended September 30, 2021 was $11,250.

Table of Contents`

MARPAI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2021 AND DECEMBER 31, 2020 AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

NOTE 12 – WARRANTS

Marpai Health Warrants

On January 17, 2020, Marpai Health issued warrants to an investor to purchase up to 364,465 common shares at an exercise price of $1.43 per share. The warrants were issued in connection with a certain convertible note. Marpai Health estimated the fair value of the warrants to be $213,828 based on a Black-Scholes option pricing model and recorded it as debt discount which amortizes to interest expense over the period of the loan and as additional paid-in capital. The warrants expire and are no longer exercisable at the fifth anniversary of the date the warrants were issued.

The following assumptions were used when calculating the issuance date fair value:

Exercise price of the warrants	$1.43
Contractual life of the warrants	5	years
Current value of the underlying common stock	$2.13
Expected volatility	35.04%
Expected dividend yield	0.00%
Risk-free interest rate	1.693%

In February 2021, Marpai Health granted warrants at a purchase price of $0.05 per share to several founders of Marpai Health to purchase up to 926,349 shares of common stock at an exercise price of $7.90 per share. The warrants expire and are no longer exercisable at the fifth anniversary of the date the warrants were issued. The warrants were purchased for a cash payment of $50,833, which was reflected in additional paid-in capital when the proceeds were received.

On April 1, 2021, as part of the Acquisition, Marpai Health’s outstanding warrants in the amount of 1,290,814 shares were automatically converted into warrants to purchase Marpai common stock at the same exercise price and terms they were initially granted by Marpai Health.

Marpai Warrants

In April 2021, Marpai granted five year warrants at a purchase price of $0.05 per share to a consultant of the Company to purchase up to 45,558 shares of common stock at an exercise price of $7.90 per share. The warrants were purchased for a cash payment of $2,500, which was reflected in additional paid-in capital when the proceeds were received.

In July 2021, Marpai issued warrants to a related party to purchase up to 225,000 common shares at an exercise price of $4 per share in connection with a short-term promissory note (see Note 11). Marpai Health estimated the fair value of the warrants to be $0 based on a Black-Scholes option pricing model and as such, no debt discount was recorded. The warrants expire and are no longer exercisable on December 31, 2021.

The following assumptions were used when calculating the issuance date fair value:

Exercise price of the warrants	$9
Contractual life of the warrants	0.42	years
Current value of the underlying common stock	$2.58
Expected volatility	40.08%
Expected dividend yield	0.00%
Risk-free interest rate	0.060%

Table of Contents`

MARPAI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2021 AND DECEMBER 31, 2020 AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

NOTE 12 – WARRANTS (CONTINUED)

The table below summarizes the Company’s warrant activities:

	Number of
	Common	Exercise Price	Weighted
	Shares	Range Per	Average
	Warrants	Share	Exercise Price
Balance at January 1, 2021	364,466	$1.43	$1.43
Granted	1,196,907	4.00 to 7.90	7.17
Forfeited	—	—	—
Exercised	—	—	—
Balance at September 30, 2021	1,561,373	$1.43 to 7.90	$5.83

Balance at January 1, 2020	—	$—	$—
Granted	364,466	1.43	1.43
Forfeited	—	—	—
Exercised	—	—	—
Balance at September 30, 2020	364,466	$1.43	$1.43

NOTE 13 – INCOME TAXES

The effective tax rate was 1.44% and 0% for the nine months ended September 30, 2021 and 2020. The effective tax rate differs from the federal tax rate of 21% for the nine months ended September 30, 2021 and 2020 due primarily to the full valuation allowance, and other discrete items.

At December 31, 2020, the Company had federal and state net operating losses (“NOLs”) in the amount of $483,102 and $483,247, respectively. Federal NOLs do not expire and state NOLs will expire on various dates from 2039 to 2040.

Income tax expense is recorded using the asset and liability method. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to temporary differences between amounts reported for income tax purposes and financial statement purposes, using current tax rates. A valuation allowance is recognized if it is anticipated that some or all of a deferred tax asset will not be realized. The Company must assess the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent that the Company believes that recovery is not likely, it must establish a valuation allowance. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.

None of the Company’s Federal or state income tax returns are currently under examination by the Internal Revenue Service (“IRS”), state or foreign tax authorities.

NOTE 14 – SEGMENT INFORMATION

Research and development activities are conducted through EYME. Geographic long-lived asset information presented below is based on the physical location of the assets at the end of year.

Table of Contents`

MARPAI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2021 AND DECEMBER 31, 2020 AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

NOTE 14 – SEGMENT INFORMATION (CONTINUED)

Long-lived assets including capitalized software, property and equipment and operating lease right-of-use, by geographic region, are as follows at:

	September 30, 2021	December 31, 2020
United States	$14,984,195	$3,250,666
Israel	2,079,815	1,101,013
Total long-lived assets	$17,064,010	$4,351,679
sssssssssss

NOTE 15 – RELATED PARTY TRANSACTIONS

The Company received consulting services from various shareholders. The total cost of these consulting services for the three and nine months ended September 30, 2021 was approximately $30,000 and $170,000, respectively. The total cost of these consulting services for the three and nine months ended September 30, 2020 was approximately $107,000 and $335,000, respectively. The accounts payable to these certain shareholders as of September 30, 2021 and December 31, 2020 was approximately $0 and $16,000, respectively.

On December 30, 2020, the Company received an advance from a certain investor for reimbursement of certain expenses. This is recorded as due to related party on the condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020 in the amount of $3,637 and $243,638 respectively.

On July 29, 2021, the Company entered into a short-term promissory note with a related party (Note 11).

NOTE 16 – ACCRUED SEVERANCE PAY

EYME’s employees are all based in Israel. Pursuant to Israel’s Severance Pay Law, Israeli employees are entitled to severance pay equal to one month’s salary for each year of employment, or a portion thereof. All of the employees of EYME elected to be included under section 14 of the Severance Pay Law, 1963 (“Section 14”). According to this section, these employees are entitled only to monthly deposits, at a rate of 8.33% of their monthly salary, made in their name with insurance companies. Payments in accordance with Section 14 release the Company from any future severance payments (under the above Israeli Severance Pay Law) in respect of those employees; therefore, related assets and liabilities are not presented in the condensed consolidated balance sheet.

Total expenses related to severance pay amounted to $29,191 and $84,223 for the three and nine months ended September 30, 2021. Total expenses related to severance pay amounted to $23,838 and $58,601 for the three and nine months ended September 30, 2020.

NOTE 17 – STOCKHOLDERS’ EQUITY (DEFICIT)

The Company effected a 4.555821-for-1 forward split on September 2, 2021. All share and per share information in the condensed consolidated financial statements have been retroactively adjusted to reflect this forward stock split.

NOTE  18– SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the condensed consolidated financial statements are issued.

Table of Contents`

MARPAI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2021 AND DECEMBER 31, 2020 AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

NOTE  18– SUBSEQUENT EVENTS (CONTINUED)

On October 26, 2021, the Company announced the pricing of its initial public offering of 6,250,000 shares of class A common stock, par value $0.0001 per share (“common stock”) for a price of $4.00 per share, less certain underwriting discounts and commissions. The Company also granted the underwriters a 45-day option to purchase up to 937,500 additional shares of the Company’s common stock on the same terms and conditions for the purpose of covering any over-allotments in connection with the initial public offering. The Company’s underwriters exercised the over-allotment option in full on October 28, 2021. The initial public offering, including the sale of the 937,500 over-allotment option shares, closed on October 29, 2021 and was made pursuant to the Registration Statement, which was declared effective by the Securities and Exchange Commission (the “SEC”) on October 26, 2021. A final prospectus describing the terms of its initial public offering was filed with the SEC on October 28, 2021. The net proceeds to the Company from its initial public offering and the exercise in full of the over-allotment option are approximately $24.8 million, after deducting underwriting commissions and offering expenses. The Company intends to use the net proceeds from its initial public offering to fund research and development which includes hiring new A.I. scientists and acquiring data from third parties, sales and marketing activities, to repay approximately $0.8 million of debt, for working capital, general corporate purposes, and potential acquisitions.

On October 4, 2021 the Company received an additional amount of $1.0 million as part of the short-term promissory note (see Note 11). The short-term loan in a total principal and interest amount of $3,027,083 was repaid on November 2, 2021.

On October 26, 2021, the Company issued 1,712,162 shares of Class A common stock to convertible notes holders for the conversion of notes in the amount of $5,889,811, comprise of $4,950,000 principal and $156,554 of accrued interest. The remaining $783,257 comprised of $430,000 of principal and $353,257 of accrued interest, was repaid in full (see Note 10).

Table of Contents`

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF MARPAI, INC.

References in this report to “we,” “us,” “our,” or the “Company” refer to Marpai, Inc. (or “Marpai”) and its wholly owned subsidiaries. References to our “management” or our “management team” refer to our officers and directors. You should read the following discussion of our historical performance, financial condition and future prospects in conjunction with the management’s discussion and analysis of financial conditions and results of operations and the audited consolidated financial statements included in our prospectus dated August 4, 2021, filed with the Securities and Exchange Commission (the "SEC") on October 28, 2021 pursuant to Rule 424(b)(4) of the Securities Act of 1933, as amended (referred to herein as the “Prospectus”). The following discussion and analysis of our financial condition and results of operations should also be read in conjunction with the condensed consolidated financial statements (including the notes thereto) contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risk and uncertainties. For further information on items that could impact our future operating performance or financial condition, see the sections titled “Risk Factors” and “Forward-Looking Statements” included in the Prospectus.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performances, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performances or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to Part II, Item 1A of this Quarterly report and the Risk Factors section of our Prospectus on Form 424B, filed on October 28, 2021 with the U.S. Securities and Exchange Commission (the “SEC”).

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information.

The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

Marpai, Inc. was formed as a Delaware corporation on January 22, 2021 with the intention to facilitate an initial public offering and other related transactions in order to carry on the business of two healthcare entities, Marpai Health and Continental Benefits LLC.

Table of Contents`

Marpai Inc.’s mission is to positively change healthcare for the benefit of (i) our clients who are self- insured employers that pay for their employees’ healthcare benefits and engage us to administer the latter’s healthcare claims, and we refer to them as our “Clients”; (ii) employees who receive these healthcare benefits from our Clients, and we refer to them as our “Members”, and (iii) healthcare providers including, doctors, doctor groups, hospitals, clinics, and any other entities providing healthcare services or products, and we refer to them as the “Providers.” We are creating the healthcare payer of the future for self-insured employers in the U.S., what we refer to as the “Payer of the Future.” Through the use of the latest technology and artificial intelligence or “A.I.,” we believe we have the ability to predict costly events, such as who is likely to develop a chronic disease or require a costly operation over the next twelve months. With this knowledge, we aim to optimize care so that employers can save money, while employees can have access to high-quality care and enjoy good healthcare outcomes.

Our company is the combination of  Marpai Health, Inc. and Continental Benefits LLC. Marpai   Health is our A.I.-focused subsidiary, with a research and development team in Tel Aviv, Israel. Continental Benefits is our healthcare payer subsidiary that provides administration services to self-insured employer groups across the United States. It acts as a third-party administrator or “TPA” handling all administrative aspects of providing healthcare to self-insured employer groups. We have combined these two businesses to create what we believe to be the Payer of the Future, which has not only the licenses, processes and know- how of a payer but also the latest A.I. technology. This combination allows us to differentiate in the TPA market by delivering something new — a technology-driven service that we believe can lower the overall cost of healthcare while maintaining or improving healthcare outcomes.

Since December 2019, Marpai Health and Continental Benefits have been working together on information exchange and joint development of A.I. models to predict the onset of chronic conditions and up- coming high-cost events such as expensive imaging or orthopedic surgeries. We believe early detection would lead some portion of Continental Benefits’ Members to avoid, delay or better manage their disease. This matters in both cost terms to the employers and in wellbeing for the Members. By recommending our Members to seek appropriate medical consultation with effective providers, we believe our technology can help mitigate the financial and wellbeing costs for employers and  Members.

Many states have enacted laws prohibiting physicians from practicing medicine in partnership with non- physicians, such as business corporations. In some states, including New York, these take the form of  laws or regulations prohibiting splitting of physician fees with non-physicians or others. As we do not engage in the practice of medicine or fee-splitting with any medical professionals, we do not believe these laws restrict our business. Our activities involve only monitoring and analyzing historical claims data, including our Members’ interactions with licensed healthcare professionals, and recommending healthcare providers and/or sources of treatment. We do not provide medical prognosis or healthcare. In accordance with various states’ corporate practice of medicine laws and states’ laws and regulations which define the practice of medicine, our call center staff are prohibited from providing Members with any evaluation or recommendation concerning a medical condition, diagnosis, prescription, care and/or treatment. Rather, our call center staff can only provide Members with general and publicly available information that is non-specific to the Members’ medical conditions and statistical information about the prevalence of medical conditions within certain populations or under certain circumstances. Our call center staff do not discuss Members’ individual medical conditions and are prohibited from asking Members for any additional protected health information (PHI)  as such term is defined under the Health Insurance Portability and Accountability Act (HIPAA). Our call center staff have been trained and instructed to always inform Members that they are not licensed medical professionals, are not providing medical advice, and that Members should reach out to their medical provider for any medical advice.

In the area of high-cost events, like a high-cost image or a surgery, our customer data show large variations in cost for the same procedure, even given the same geography. For example, the median cost of an MRI of the brain may be approximately $1,000 in a given geography, but a significant amount of procedures priced above the median cost 3-5 times the median. By predicting which Members are on trajectories to have high-cost tests or surgeries, we can help guide them to lower cost, but high-quality providers. This saves money for employers, while ensuring Members get the best care.

Table of Contents`

After having worked together for over a year to identify and collaboratively develop A.I. solutions tailored to the self-insured employer market, Marpai Health started to implement its A.I.-enabled prediction tools as part of Continental Benefits’ patent-pending TopCare program®. In January 2021, our A.I.- powered TopCare program® became live, making it possible for us to offer our Members care management with high-impact predictions. Although our A.I. technology has not yet been integrated with any of  our TPA business’ core systems, other than TopCare, to date, we plan to use A.I. in virtually every part of our TPA business. On April 1, 2021 we acquired all of the equity interests of Marpai Health and Continental Benefits (“Acquisition”), since the Acquisition, Marpai Health and Continental Benefits have been operating as one company under the “Marpai” brand.

Representation in the Financial Statements of Marpai, Inc.

The unaudited condensed consolidated financial statements of Marpai, Inc and the discussion of the results of its operations in this quarterly report, reflect the results of the operations of Marpai Health (and it’s subsidiary EYME)  for all periods presented and the results of Continental Benefits since it’s acquisition on April 1, 2021.

Results of Operations

Comparison of the Nine Months ended September 30, 2021 and 2020

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Nine Months Ended September 30,
	2021	2020	Change	%
Revenue
Net revenue	8,330,763	—	8,330,763	n/a
Costs and Expenses
Cost of revenue (exclusive of depreciation and
amortization shown separately below)	6,063,679	—	6,063,679	n/a
Research and development	1,118,191	1,496,929	(378,738)	(25.3)%
General and administrative	5,044,759	1,053,780	3,990,979	378.7%
Sales and marketing	3,032,766	27,583	3,005,183	10,895.1%
Information technology	1,501,354	—	1,501,354	n/a
Facilities	458,733	—	458,733	n/a
Depreciation and amortization	1,223,207	56,246	1,166,960	2,074.7%
Total Costs and Expenses	18,442,689	2,634,538	15,808,151	600.0%
Operating Loss	(10,111,926)	(2,634,538)	(7,477,388)	283.8%
Other income and (expenses)
Interest expense, net	(384,564)	(364,327)	(20,237)	5.6%
Other income	109,063	19,178	89,885	468.7%
Foreign exchange gain (loss)	(18,740)	(5,079)	(13,661)	269.0%
Total other income (expense)	(294,241)	(350,228)	55,987	(16.0)%
Loss before income taxes	(10,406,167)	(2,984,766)	(7,421,401)	248.6%
Income tax expense	(150,000)	—	(150,000)	n/a
Net Loss	(10,256,167)	(2,984,766)	(7,271,401)	243.6%
Comprehensive Loss	(10,256,167)	(2,984,766)	(7,271,401)	243.6%

Table of Contents`

Comparison of the Nine Months Ended September 30, 2021 and 2020

Revenues and Cost of Revenue

During the nine months ended September 30, 2021 and 2020, our total revenue was $8,330,763 and $0, respectively. The revenues for the nine months ended September 30, 2021 consists exclusively of Continental Benefits’ revenues. Continental Benefits  results of operations have been included in our consolidated results of operations since its acquisition on April 1, 2021.

During the nine months ended September 30, 2021 and 2020, our cost of revenue exclusive of depreciation and amortization was $6,063,679 and $0, respectively. The cost of revenue for the three nine ended September 30, 2021 consists exclusively of Continental Benefits’ cost revenue. Continental Benefits  results of operations have been included in our consolidated results of operations since its acquisition on April 1, 2021.

Total cost of revenues consists of (i) service fees, which primarily include vendor fees associated with the client’s benefit program selections, (ii) the direct labor cost associated with claim management and processing services, and (iii) direct labor costs associated with providing customer support and services to the clients, members, and other external stakeholders.

Research and Development

We incurred $1,118,191 of research and development expenses for the nine months ended September 30, 2021 compared to $1,496,929 for the nine months ended September 30, 2020, a decrease of $378,738 or 25.3%. The decrease is attributable to having increased expenditures amounting to approximately $693,000 associated primarily with a higher number of research and development personnel offset by an increase of approximately $1,071,000 in the amount of  research and development costs that were capitalized in the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 . We started capitalization of certain research and development costs when the  project reached the development stage in August 2020, which resulted in a substantial portion of the software development costs being capitalized starting then through September 30, 2021.

General and Administrative Expenses

We incurred $5,044,759 of general and administrative expenses for the nine months ended September 30, 2021 compared to $1,053,780 for the nine months ended September 30, 2020, an increase of $3,990,979. The increase for the nine months ended September 30, 2021 was due to general and administrative expenses of Continental Benefits amounting to approximately $2,279,000 (which were not included in the operating results of the Company prior to its acquisition on April 1, 2021) as well as increase in the general and administrative expenses of Marpai, Inc. amounting to approximately $1,712,000 primarily due to an increase in accounting and legal services in the amount of approximately $1,156,000 related to the acquisition of Continental Benefits, as well as increases in the cost of personnel and professional fees associated with the growth of the Company over the last year.

Sales and Marketing

We incurred $3,032,766 of sales and marketing expenses for the nine months ended September 30, 2021 compared to $27,583 for the nine months ended September 30, 2020, an increase of $3,005,183. The increase for the nine months ended September 30, 2021 was primarily due to an increase of approximately $1,153,000 in branding expense, and Continental Benefits’ sales and marketing expenses from April 1, 2021, the date of the Acquisition, through September 30, 2021 in the amount of approximately $1,852,000 (which were not included in the operating results of the Company prior to its acquisition on April 1, 2021).

Interest Expense, net

We incurred $384,564 of interest expense for nine months ended September 30, 2021 compared to $364,327 for the nine months ended September 30, 2020, an increase of $20,213. The increase was the result of additional interest expense related to the issuance of convertible notes during the year ended December 31, 2020.

Table of Contents`

Comparison of the Three Months ended September 30, 2021 and 2020

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended September 30,
	2021	2020	Change	%
Revenue
Net revenue	4,799,251	—	4,799,251	n/a
Costs and Expenses
Cost of revenue (exclusive of depreciation and
amortization shown separately below)	3,343,196	—	3,343,196	n/a
Research and development	568,817	470,943	97,874	20.8%
General and administrative	2,229,809	280,557	1,949,252	694.8%
Sales and marketing	1,588,981	21,960	1,567,021	7,135.8%
Information technology	770,124	—	770,124	n/a
Facilities	231,841	—	231,841	n/a
Depreciation and amortization	802,240	18,362	783,878	4,269.0%
Total Costs and Expenses	9,535,008	791,822	8,743,186	1,104.2%
Operating Loss	(4,735,757)	(791,822)	(3,943,935)	498.1%
Other income and (expenses)
Interest expense, net	(108,503)	(137,992)	29,489	(21.4)%
Other income	54,637	6,440	48,197	748.4%
Foreign exchange gain (loss)	(2,956)	(2,890)	(65)	2.2%
Total other income (expense)	(56,822)	(134,443)	77,621	(57.7)%
Loss before income taxes	(4,792,579)	(926,264)	(3,866,314)	417.4%
Income tax expense	—	—	—	n/a
Net Loss	(4,792,579)	(926,264)	(3,866,314)	417.4%
Comprehensive Loss	(4,792,579)	(926,264)	(3,866,314)	417.4%

Comparison of the Three Months Ended September 30, 2021 and 2020

Revenues and Cost of Revenue

During the three months ended September 30, 2021 and 2020, our total revenue was $4,799,251 and $0, respectively. The revenues for the three months ended September 30, 2021 consists exclusively of Continental Benefits’ revenues. Continental Benefits  results of operations have been included in our consolidated results of operations since its acquisition on April 1, 2021.

During the three months ended September 30, 2021 and 2020, our cost of revenue exclusive of depreciation and amortization was $3,343,196 and $0, respectively. The cost of revenue for the three months ended September 30, 2021 consists exclusively of Continental Benefits’ cost revenue. Continental Benefits  results of operations have been included in our consolidated results of operations since its acquisition on April 1, 2021.

Total cost of revenues consists of (i) service fees, which primarily include vendor fees associated with the client’s benefit program selections, (ii) the direct labor cost associated with claim management and processing services, and (iii) direct labor costs associated with providing customer support and services to the clients, members, and other external stakeholders.

Table of Contents`

Research and Development

We incurred $568,817 of research and development expenses for the three months ended September 30, 2021 compared to $470,943 for the three months ended September 30, 2020, an increase of $97,874 or 20.8%. The increase is attributable to having increased expenditures amounting to approximately $197,000 associated primarily with a higher number of research and development personnel offset by an increase of approximately $99,000 in the amount of  research and development costs that were capitalized in the three months ended September 30, 2021 as compared with the three months ended September 30, 2020 . We started capitalizing certain research and development costs when the project reached the development stage in August 2020, which resulted in a substantial portion of the software development costs being capitalized starting then and through September 30, 2021 .

General and Administrative Expenses

We incurred $2,229,809 of general and administrative expenses for the three months ended September 30, 2021 compared to $280,557 for the three months ended September 30, 2020, an increase of $1,949,252. The increase for the three months ended September 30, 2021 was due to general and administrative expenses of Continental Benefits amounting to approximately $1,589,000 (which were not included in the operating results of the Company prior to its acquisition on April 1, 2021) as well as increase in the general and administrative expenses of Marpai, Inc. amounting to approximately $360,000, due to increased personnel and professional fees associated with the growth of the Company and capital market activity over the last year.

Sales and Marketing

We incurred $1,588,981 of sales and marketing expenses for the three months ended September 30, 2021 compared to $21,960 for the three months ended September 30, 2020, an increase of $1,567,021. The increase was due to sales and marketing expenses of Continental Benefits amounting to approximately $1,297,000 (which were not included in the operating results of the Company prior to its acquisition on April 1, 2021) , as well as increase in the branding and other sales and marketing expenses of Marpai, Inc. amounting to approximately $360,000.

Interest Expense, net

Interest expense, net decreased by $29,489 for the three months ended September 30, 2021 as compared with the three months ended September 30, 2020. The decrease resulted from the reduced interest expense related to the convertible notes with an aggregate principal amount of $3,800,000 that were converted into equity on April 1, 2021 and which was partly offset by interest expenses incurred on new debt incurred by the Company starting in June 2021 with the aggregate principal amount of $2,448,458.

Liquidity and Capital Resources

As shown in the accompanying condensed consolidated financial statements as of September 30, 2021, the Company had an accumulated deficit of approximately $15.5 million and had a working capital deficit of approximately $4.1 million.

We have spent most of our cash resources on funding our operating activities. Through September 30, 2021, we have financed our operations primarily with the proceeds from the sale and issuance of convertible promissory notes.

On October 29, 2021 the Company announced the closing of its initial public offering (“IPO”) and full exercise of the underwriters’ over-allotment option. The Company issued a total of 7,187,500 shares of common stock at a public offering price of $4 per share for a gross proceeds of $28.75 million. Net of underwriting fees and all offering expenses, the proceeds to the company amounted to approximately $24.8 million. As a result of the IPO,  all of the Company’s outstanding notes were either converted pursuant to their terms or repaid in full. Approximately $5.1 million of convertible notes and accrued interest outstanding on September 30, 2021 were converted into approximately 1.7 million shares of common stock while approximately $2.8 million of notes payable and accrued interest outstanding on September 30, 2021 were repaid in cash.

Table of Contents`

Cash Flows

The following tables summarizes selected information about our sources and uses of cash and cash equivalents for the nine months ended September 30, 2021 and  2020:

Comparison of the Nine Months Ended September 30, 2021 and 2020

	Nine Months Ended September 30,
	2021	2020
Net cash used in operating activities	$(5,526,568)	$(1,646,091)
Net cash from investing activities	10,105,907	(126,531)
Net cash provided by financing activities	2,603,382	2,000,000
Net increase in cash and cash equivalents	$7,182,721	$227,378

Net Cash Used in Operating Activities

Net cash used in operating activities totaled $5,526,568 for the nine months ended September 30, 2021, and increased by $3,880,477 as compared to $1,646,091 for the nine months ended September 30, 2020. Net cash used in operating activities for the nine months ended September 30, 2021 was primarily driven by our net loss for the period of $10,256,167 which included non cash items totaling approximately $2.3 million and was offset by decrease in net working capital items amounting to approximately $2.2 million.

Net Cash from Investing Activities

A total of $10,105,907 was provided by investing activities in the nine months ended September 30, 2021, and increased by 10,232,438 as compared to $126,531 used for the nine months ended September 30, 2020. The cash was received mainly from the cash and restricted cash acquired as part of the Acquisition, offset by an amount of approximately $1.2 million expended during the nine months ended September 30, 2021 on capitalized software.

Net Cash Provided by Financing Activities

Financing activities provided net cash of $2,603,382 and $2,000,000 during the nine months ended September 30, 2021 and 2020, respectively, which were primarily related to proceeds from the sale and issuance of convertible promissory notes and short-term loan to investors and proceeds from the issuance of warrants.

Off Balance Sheet Arrangements

We do not have relationships with other organizations or process any transactions that would constitute off balance sheet arrangements (as that term is defined in Item 303 of Regulation S-K).

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the applicable periods. We evaluate our estimates, assumptions and judgments on an ongoing basis. Our estimates, assumptions and judgments are based on historical experience and various other factors that we believe to be reasonable under the circumstances. Different assumptions and judgments would change the estimates used in the preparation of our condensed consolidated financial statements, which, in turn, could change the results from those reported.

See Note 3 to our condensed consolidated financial statements included in this Form 10-Q for a description of the significant accounting policies that we use to prepare our consolidated financial statements.

Table of Contents`

New Accounting Pronouncements

We have considered recently issued accounting pronouncements and do not believe the adoption of such pronouncements will have a material impact on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign exchange risk

The cash generated from revenue is denominated in U.S. Dollars. Our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations, which are in the United States and Israel. Our results of current and future operations and cash flows are therefore subject to fluctuations due to changes in the exchange rate of the New Israeli Shekel (NIS). The effect of a hypothetical 10% change in the exchange rate of the NIS versus the U.S. Dollar would not have had a material impact on our historical condensed consolidated financial statements for the nine months ended September 30, 2021. To date we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes or is expected to become more significant.

Interest rate risk

We had cash and cash equivalents balances of $1,190,974 and $1,754,569 on September 30, 2021 and December 31, 2020, respectively. Currently, management does not view this exposure to be a significant risk.

Inflation Risk

Inflation generally affects us by increasing our labor costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the nine months ended September 30, 2021 and the year ended December 31, 2020.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial and Accounting Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal quarter ended September 30, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial and Accounting Officer have concluded that, during the period covered by this Quarterly Report, our disclosure controls and procedures were not effective due to our previously identified material weakness in internal control over financial reporting. Notwithstanding the identified material weaknesses, management, including our Chief Executive Officer and Chief Financial and Accounting Officer, believes the financial statements included in this Quarterly Report on Form 10-Q are fairly presented, in all material respects, in accordance with U.S. GAAP.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer or persons performing similar functions, as appropriate, to allow timely decisions.

Table of Contents`

Previously Identified Material Weakness and Plans to Remediate

In preparation for our IPO, we identified a material weakness in our internal control over financial reporting related to our control environment. Specifically, we have determined that we have not maintained adequate formal accounting policies, processes and controls related to complex transactions. We also determined that we have not maintained sufficient staffing or written policies and procedures for accounting and financial reporting, which contributed to the lack of a formalized process or controls for management’s timely review and approval of financial information. More specifically, we have determined that our financial statement close process includes significant control gaps mainly driven by the small size of our accounting and finance staff and, as a result, a significant lack of appropriate segregation of duties. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

We are in the process of implementing a number of measures to address the material weakness that has been identified including: (i) engaging additional accounting and financial reporting personnel with US GAAP, and SEC reporting experience, (ii) developing, communicating and implementing an accounting policy manual for our accounting and financial reporting personnel for recurring transactions and period-end closing processes, and (iii) establishing effective monitoring and oversight controls for non-recurring and complex transactions to ensure the accuracy and completeness of our consolidated financial statements and related disclosures.

These additional resources and procedures are designed to enable us to broaden the scope and quality of our internal review of underlying information related to financial reporting and to formalize and enhance our internal control procedures. With the oversight of senior management and our audit committee, we have begun taking steps and plan to take additional measures to remediate the underlying causes of the material weaknesses.

We intend to complete the implementation of our remediation plan during 2022. Although we believe that our remediation plan will improve our internal control over financial reporting, additional time may be required to fully implement it and to make conclusions regarding the effectiveness of our internal control over financial reporting. Our management will closely monitor and modify, as appropriate, the remediation plan to eliminate the identified material weakness.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Table of Contents`

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS. –

We are subject to litigation arising in the ordinary course of our business, including litigation principally relating to our TPA business. Although the results of litigation and claims are inherently unpredictable and uncertain, we are not currently a party to any legal proceedings the outcome of which, if determined adversely to us, are believed to, either individually or taken together, material to our business, results of operations, cash flows or financial condition. Certain legal proceedings to which Continental Benefits is currently a party are detailed below.

CMS/Zelis Litigation

By letter dated September 3, 2020, the Centers for Medicare and Medicaid Services (“CMS”) notified Continental of a complaint alleging that Continental Benefits uses a clearinghouse (“Zelis”) that charges a percentage-based fee for Electronic Funds Transfer (“EFT”) transactions, which potentially violates HIPAA, 45 CFR 162.923(a).

CMS has indicated that the issue of providers being charged to conduct standard transactions is an industry-wide concern, and that CMS is investigating the issue. During the investigation, and until a decision is made, CMS advises that the complaint will remain open. It is in a review status and will not escalate or require additional information from Continental Benefits at this time. CMS has advised it will contact Continental Benefits if there are any questions or changes. There are no outstanding deadlines or next steps at this time.

ITEM 1A. RISK FACTORS.

We have disclosed under the heading “Risk Factors” in our Prospectus the risk factors that materially affect our business, financial condition or results of operations. There have been no material changes in our risk factors from those disclosed in the Prospectus. You should carefully consider the risk factors set forth in the Prospectus and the other information set forth in this quarterly report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and/or operating results.  Except as set forth below, there have been no material changes to the risk factors disclosed in such registration statement and Form 10-Q for the quarter ended September 30, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

None.

Use Of Proceeds from Public Offering of Common Stock

On October 26, 2021, our Registration Statement on Form S-1 was declared effective by the SEC for our initial public offering of common stock. We began trading on the Nasdaq Capital Market on October 27, 2021, and the transaction formally closed on October 29, 2021. In connection with our IPO, we issued and sold an aggregate of 7,187,500 shares of common stock at a price of $4.00 per share, including 937,500 shares sold upon full exercise of the underwriters’ over-allotment option. The sole book-running manager for the initial public offering was ThinkEquity. Upon the closing of the IPO, we issued an underwriter’s warrant to ThinkEquity entitling it to purchase 359,375 shares of common stock at an exercise price of $5.00. After deducting underwriting discounts and commissions of $2 million and other offering costs paid or payable by us of $1.7 million, the net proceeds from the offering were approximately $24.8 million. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors pursuant to our director compensation policy.

Immediately after the IPO approximately $2.8 million of the IPO proceeds was used to pay off notes payable and accrued interest that were outstanding on September 30, 2021.

Table of Contents`

The offer and sale of our common stock units in our initial public offering was effected through a Registration Statement on Form S-1 (File No. 333-258029).

There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on October 26, 2021 pursuant to Rule 424(b)(4).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None

Table of Contents`

ITEM 6. EXHIBITS.

Exhibit No.	Description
(10)	Material Contracts
10.1	Agreement for Conversion of Secured Convertible Promissory Note, dated October 26, 2021 between the Company and SQN Venture Income Fund, LP
(31)	Rule 13a-14(a)/15d-14(a) Certification
31.1*	Certification Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2*	Certification Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
(32)	Section 1350 Certification
32.1*(1)	Certification Statement of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2*(1)	Certification Statement of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002
(101)*	Interactive Data Files
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith.

Table of Contents`

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARPAI, INC.

Date: December 14, 2021		/s/ Edmundo Gonzales
	Name:	Edmundo Gonzales
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Yoram Bibring
	Name:	Yoram Bibring
	Title	Chief Financial Officer
(Principal Financial and Accounting Officer)