Form 10-K
period 2021-12-31
Marpai, Inc.
filed 2022-03-30
CIK 1844392

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 001-40904

MARPAI INC.

(Exact name of registrant as specified in its charter)

Delaware	86-1916231
(State or other jurisdiction of Identification No.)	(I.R.S. Employer incorporation or organization)

5701 East Hillsborough Ave., Suite 1417

Tampa, Florida 33610-5428

(Address of principal executive offices)	(Zip Code)

(646) 303-3483

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Shares, par value $0.0001	MRAI	The Nasdaq Capital Market LLC

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

Not applicable.

Indicate the number of shares outstanding of each of the registrant’s classes of common shares, as of the latest practicable date.

20,299,708 as of March 23, 2022

DOCUMENTS INCORPORATED BY REFERENCE

None.

Our consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles, or U.S. GAAP.

In this annual report, unless otherwise specified, all dollar amounts are expressed in U.S. dollars.

As used in this annual report, the terms “we”, “us”, “our”, the “Company”, and “Marpai” mean Marpai, Inc., and our wholly owned subsidiaries, Marpai Captive, Inc. (“Marpai Captive”), Continental Benefits, LLC (“Continental Benefits”) and Marpai Health, Inc. (“Marpai Health”) and its wholly owned Israeli subsidiary EYME Technologies, Ltd. (“EYME”), unless otherwise indicated or required by the context.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Annual Report that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “potential,” “possible,” “continue”, “believes,” “intends,” “plans,” “expects,” “may,” “will,” “should,” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, and similar expressions are intended to identify forward-looking statements. We remind readers that forward looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any future results, performance, levels of activity, or our achievements, or industry results, expressed or implied by such forward-looking statements. Such forward-looking statements appear in Item 1 – “Business” and Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” (especially in the section titled “Outlook”) as well as elsewhere in this Annual Report and include, among other statements, statements regarding the following:

●	our ability to effectively manage our operations and achieve growth;
●	our ability to protect our intellectual property and continue to innovate;
●	our expectations around the financial performance of the Company;
●	our success in retaining or recruiting, or changes required in, our officers, key employees, or directors.
●	the potential insufficiency of our disclosure controls and procedures to detect errors or acts of fraud;
●	the accuracy of our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
●	the success of competing products or technologies that are or may become available;
●	our potential ability to obtain additional financing;
●	our ability to grow the business due to the uncertainty resulting from the recent COVID-19 pandemic or any future pandemic;
●	our ability to comply with complex and increasing regulations by state and federal authorities;
●	the impact of healthcare reform legislations;
●	our ability to maintain the listing of our securities on Nasdaq;
●	our public securities’ potential liquidity and trading;
●	our expectations regarding the period during which we qualify as an emerging growth company under the JOBS Act; and
●	our financial performance.

The factors discussed herein, including those risks described in Item 1A. “Risk Factors”, and expressed from time to time in our filings with the Securities and Exchange Commission, or SEC, could cause actual results and developments to be materially different from those expressed in or implied by such statements. The forward-looking statements are made only as of the date of this filing, and except as required by law we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

i

Part I

ITEM 1. BUSINESS

Our Business

We are a technology-driven healthcare payer, which uses A.I. to predict and help prevent costly events for our members, and in turn lower our clients’ health care costs. Our mission is to positively change healthcare for the benefit of (i) our clients who are self- insured employers that pay for their employees’ healthcare benefits and engage us to administer the latter’s healthcare claims, and we refer to them as our “Clients”; (ii) employees who receive these healthcare benefits from our Clients, and we refer to them as our “Members”, and (iii) healthcare providers including, doctors, doctor groups, hospitals, clinics, and any other entities providing healthcare services or products, and we refer to them as the “Providers.” We are creating the healthcare payer of the future for self-insured employers in the U.S., what we refer to as the “Payer of the Future.” We provide administrative services, and act as Third-Party-Administrator (“TPA”) to self-insured employers who provide healthcare benefits to their employees. Most of our Clients are small and medium-sized companies as well as local government entities. Currently, we have over 60 Clients. We provide services to a total of over 20,000 of our clients’ employees, and including their spouses and dependents, we serve a total of over 40,000 members in 44 states in addition to the District of Columbia. As of December 31, 2021, no single client represents more than 6% of our annual revenue.

Industry Trends in the Healthcare Payer Market

Today, some megatrends are affecting all participants in the healthcare ecosystem, including payers, providers, and patients:

1.	Rising Healthcare Costs — Healthcare expenditures have grown in the U.S. from 5% of GDP (Gross Domestic Product) in 1960 to 18% of GDP in 2019, according to Statistical, a consultancy. Per capital healthcare costs (adjusted for inflation and presented in 2020 dollars) increased from $5,801 in 1990 to $7,425 in 2000 to $10,222 in 2010, and these are projected to be greater than $12,000 in 2020 according to our analysis based on the Health System Tracker of the Peterson Center on Healthcare and Kaiser Family Foundation.
2.	A.I. to Help Manage Expansive Volume of Electronic Healthcare Data — The volume of all data of all types is estimated to double every two years, but healthcare data is growing at an even faster pace. In 2020, 2,413 exabytes of healthcare data will be generated compared to only 153 exabytes in 2013 (an exabyte is a billion gigabytes), according to Statista. With so much data, the latest breakthroughs in A.I., specifically in the field of deep learning, are beginning to make an impact in healthcare.
3.	Consumerism in Healthcare — Devices that monitor our vital signs, such as the Apple Watch® and FitBit® as well as myriad health and wellness applications, demonstrate the trend toward having consumers at the center of healthcare, including trying to change behaviors that lead to better healthcare outcomes.

Key drivers of healthcare cost increases are chronic diseases and various forms of waste.

Chronic diseases — According to the Centers for Disease Control and Prevention (“CDC”), chronic conditions such as diabetes, cardiovascular diseases and pulmonary conditions, account for 75% of the U.S. aggregate spending on healthcare each year. Our clients’ data also suggest that the cost of care for a Member with a chronic condition, such as diabetes, hypertension, chronic obstructive pulmonary disease (“COPD”) and kidney diseases, is two to four times as much as the average cost of care for one without any chronic conditions. As many chronic diseases can be prevented and managed given early detection, it is vital that a patient who is on a path to develop these chronic diseases be identified and be given preventive care treatments as early as possible.

Waste — A survey of 54 peer-reviewed studies found that up to 30% of medical spending is wasted, according to “Waste in the US Health Care System — Estimated Costs and Potential for Savings,” published in the Journal of the American Medical Association (“JAMA”) in October 2019. Among the waste identified, they include:

●	Waste related to care coordination (organizing a patient’s care to achieve safe and effective care) — $27 billion to $78 billion annually;

●	Waste related to failure of care delivery (timely and effective care) — $102 billion to $166 billion annually; and
●	Waste related to failure to obtain the best pricing — $231 billion to $240 billion annually.

In our own clients’ data, we see wide price variations for the same medical/healthcare procedure in the same city of between four and seven times the median cost. According to a study by UnitedHealth in published in May 2019, one of the largest payers in the U.S., reducing the cost variations of common tests could result in an annual saving of $18 billion. Our TopCare® program identifies top-rated test centers and healthcare providers with pricing information and allows us to steer a Member to get the same test (e.g., MRI, CT scan) with the same equipment but at a more competitive price by switching from one provider to another within the same geographic area.

Market Opportunities

According to the Employee Benefit Research Institute, approximately 78.7% of U.S. companies with 500 or more employees offered a self-insured plan as of 2018. Collectively, private employers are the largest source of healthcare insurance in the U.S.

The market is dominated by the five largest healthcare payers — United Healthcare, BlueCross (including its licensee, Anthem), Aetna, Cigna and Humana — and according to their annual reports, they serve approximately 194 million Americans. The U.S. has an insured population of approximately 298 million, leaving 104 million people to be served by the thousand or so other insurers or TPAs based on the National Association of Insurance Commissioners U.S. Health Insurance Industry 2019 Annual Results. Continental Benefits is partnered with 2 of the largest medical networks Cigna and Aetna and is considered a strategic partner for the larger firms to capture the “middle-market” of self-insured clients.

The average annual healthcare expenditure is approximately $11,000 per person, according to the Centers for Medicare & Medicaid Services (“CMS”) as of 2018. In other words, a total of approximately $1.2 trillion in claims of healthcare costs are processed by healthcare payers that are not one of the five largest payers in the U.S. Based on our analysis of actual per employee per month (“PEPM”) expenses received by us and the estimated employee lives of 39 million, according to McLellan Consulting Services, we believe the segment of the market served by third-party administrators presents us with a market opportunity of over $20 billion in revenue. This includes our administration fees as well as our share of revenue from selling other products such as care management services or telehealth services, to our clients.

Our A.I. Capabilities — Deep Learning

During the past few years, we have witnessed the greatest leap in performance in the history of A.I., largely due to a subfield of A.I. known as “deep learning” (or “deep neural networks”). While traditional machine learning methods require extensive manual processing (e.g., for feature extraction), deep learning methods allow for “end-to-end” learning, directly operating on raw data and predicting the final outcome.

The accuracy of deep learning-based models is significantly higher than traditional machine learning models especially when more data and more data types are available. This makes deep learning very relevant for big data platforms, which involve large quantities of data and various data types. Despite the huge success of deep learning in improving the state-of-the-art computer vision, speech recognition, text understanding, and other areas, few companies have the expertise to develop and deploy deep learning- based solutions, due to the numerous technical challenges involved. We believe that is why the application of deep learning remains limited in the healthcare space and primarily confined to medical image processing today.

We are creating a robust deep learning infrastructure that would allow us to analyze nearly any data type. More importantly, this infrastructure is expected to have the capability to automatically train on multiple data types at once and obtain unified predictions. Specifically, over time, we expect our deep learning capabilities to be used for the following data types:

●	Structured data — Any form of data that results in a tabular database. Examples of such data include laboratory tests, claims data, and payment details to healthcare providers. Our deep learning models for structured data, which rely on fully connected neural networks, allow us to automatically train on any such structured databases, and incorporate the insights into the predictive models.

●	Images — While traditional image processing requires cumbersome development for each specific use case, deep learning-based models can directly operate on any image data, without having to go through a preprocessing feature extraction phase. We are developing a series of deep learning models based on convolutional neural networks that could be extended for processing medical images, including radiology imaging such as MRI, CT Scan, X-Ray, Ultrasound, PET Scan, as well as processing other types of medical images, such as those in dermatology, pathology, and ophthalmology.
●	Text — Traditionally, analyzing text data requires lengthy natural language processing (“NLP”). Recent breakthroughs in deep learning, especially the advent of transformer networks (e.g., BERT), allow for end-to-end training of language models which are significantly more accurate than previous NLP methods. Our infrastructure includes support for these deep learning-based language models, allowing us to automatically process textual data as well. A prime example of textual medical data is the plain text description of doctors’ notes, which includes information about the symptoms, diagnosis, and treatment. Even though some of this data, such as disease codes, appear in structured databases as well, the textual data contains significantly more information that does not appear elsewhere.
●	Multi-type data — Deep learning can also be applied on multiple data sources and data types. For each data type at the first stage, the relevant deep learning models are applied (e.g., CNN for images, Transformers for text, etc.), and then, at the second stage, the processed information from various data sources is fed into a secondary deep learning model, which will provide unified predictions. This is one of the major advantages of deep learning over traditional A.I., allowing it to incorporate multiple big data sources into a single unified prediction model, far exceeding the accuracy rate achieved by traditional methods.
●	Data fusion — We have the ability to study different data types together. Data that are images (e.g., CT scan) with data that are in tabular form (e.g., figures from healthcare claims). Putting these different data types together is data fusion.

The largest technology players have been aggressive recruiters of the top A.I. talent around the world. Marpai Health has been able to recruit and maintain top talent largely due to potential employees wanting to work with Dr. Eli David. As Dr. David maintains his professorship in the A.I. field, we believe he will continue to have a pipeline of qualified candidates, mostly Masters and PhD students, who are potential hires for us as our needs expand. We believe this will give us a competitive advantage.

Our TopCare® Program

We believe that our A.I. capabilities in the area of deep learning enable us to make more accurate predictions about costly healthcare events using data types that are hard or impossible to use using traditional A.I. This allows us to help our clients prevent costly healthcare events and reduce the growth of long-term healthcare spending while also improving the quality of healthcare, which is commonly known as “bending the cost curve” in our industry.

Continental Benefits has been providing its TPA services on its patent-pending TopCare® program for the past year. Since January 2021, our A.I.-powered TopCare program® became live, making it possible for us to offer care management with high-impact predictions. Our A.I. technology is able to process, analyze and store myriad types of data in large scale. Our A.I. models, collectively branded as FutureSight Advantage, recognize patterns and detect anomalies, giving us greater insights on a patient’s medical trajectory, although we do not provide medical prognosis, or are engaged in the practice of medicine of any sort. Our A.I.-enabled predictions generate real-time alerts based on that trajectory, which allow our call center staff to start outreaching and recommend the best care to an at-risk Member, whether that is a visit to a primary care physician or to a specialist, for a root cause or drill down analysis. With a full disclaimer to the Member that our system does not provide medical advice or prognosis, our call center staff encourages the Member to develop an actionable healthcare plan with licensed medical professionals. Using our innovative technology, TopCare® allows us to help self-insured employers manage their employees’ healthcare needs proactively.

The current data types our A.I. technology uses to predict healthcare needs include the following structured data:

●	Historical claims data (including a medical examination, referral request or pharmaceutical prescription);
●	Demographic information; and

●	Blood test and other laboratory test data.

In the future, we expect our A.I. technology to use the following unstructured data types to predict healthcare needs:

●	Pathology image;
●	Advanced images from X-ray, magnetic resonance imaging (“MRI”) and computed tomography (“CT”);
●	Electronic health records;
●	Health risk assessments;
●	Information gathered from applications used by Members; and
●	Information gathered from wearables like Fitbit devices and the Apple watch.

In the future, we intend to incorporate clinicians directly into our TopCare® Program so that we may communicate directly with Members regarding the insights generated by our technology, subject to strict compliance with federal, state and local regulations. Our A.I.-enabled predictions help both Members and their Providers to be proactive and get in front of costly healthcare events, so they can predict, prevent, and plan around them. We believe our services to provide not only lower costs, but also better value for the money spent on healthcare, and therefore greatly reducing any waste related to care coordination and care delivery. Eventually, we hope our technology will inform Members as to any specific health risks they should be cognizant of, in order to adjust their behavior and medical care accordingly.

The key components of our TopCare® program include:

●	Deep Member Profile — We understand a Member’s health based on their medical history, demographic information, historical claims, and in some cases, what they have shared with us as their own health risk assessments. All this data is fed through various deep learning modules and automatically processed;
●	Claims Trajectory — Our A.I. models have studied millions of claims and have mapped out an expected trajectory for Members. The predictions are based on all available data on each Member. Currently, the data includes structured data, such as demographic information, historical claims, laboratory test data when available. In the future, we expect the data to include unstructured data, such as medical images, text-based assessments, and other types of health records. All these data will be fed into deep learning models for each data type, and subsequently fed into a unified deep learning model which finds patterns and insights across all data and data types available for the Member; and
●	Alerts — Our A.I. models come to life via alerts, which are triggered by an event such as a particular claim. Each alert is a new data point for each Member, invoking the entire model to update its predictions. Deep learning models are especially superior for finding non-linear patterns and correlations. For example, a new data point X that apparently is completely unrelated to prediction Y, may actually affect it through complex non-linear patterns, which are very difficult for humans and traditional A.I. to find, but deep learning models are very good at finding those patterns, which trigger new actionable alerts. These alerts allow the TopCare® team to start outreaching to an at-risk Member.

Matching Members with High Quality Providers

Matching Members with high-quality providers is a key component of our services. Provider quality is continuously tracked and measured by feeding A.I. models with various provider quality databases. Monitoring providers’ outcomes, costs, and proper conduct will allow our models to score good and poor- quality providers as well as measure cost-efficiency. This information will allow us to assist Members in making more informed decisions on their healthcare provider options.

Although we do not provide medical prognosis or are engaged in the practice of medicine of any sort, we believe our A.I. technology can in the future process in-depth insights from laboratory results, imaging, and electronic health records to help us detect suspicious claims and potential over-treatment. These cases are always examined by clinicians and may be used to educate both Members and Providers, or otherwise steer Members to better healthcare solutions. High-performing Providers will be used by our A.I. models for developing the “gold standard” with respect to pricing models and to understand what is usual and customary in terms of costs.

Given the high price variability for expensive medical procedures, we want to steer Members to cost- effective but also high-quality providers. For instance, TopCare® may generate an alert for a Member who is on a trajectory to have a knee replacement surgery over the next twelve months. In that case, without specifically relaying the contents of our system-generated alerts to the Member, we will educate the Member early on his/her options in terms of highly rated orthopedic surgeons for that exact procedure within his/her geographic area. This may happen months before the actual surgery and involves the Member’s choice of care. This helps reduce any waste related to not obtaining the best pricing for healthcare options. Clients’ plans may also allow for incentives whereby the Member’s co-insurance is reduced or eliminated if he/she selects the high-quality and more cost-effective surgeon. In the future, subject to strict compliance to applicable federal, state and local laws, we plan to be able to share the insights generated by our alerts with our Members.

For our clients, we use A.I. to design and optimize plans and costs given the historical data of its employee population and its predicted costly healthcare events. This information forms the building-blocks of plan design, risk management, and plan optimization. Continuous monitoring of the at-risk population as well as measuring how mitigation strategies are working are also key components to lowering the overall cost of claims.

Part of the technology in our TopCare® offering also tracks member outreach to see how and if the Member has responded, and what communication vehicles are the most successful for a particular Member (e.g., text, email, phone call). This data helps us tailor outreach that best facilitates Member responses and, therefore, reduces waste related to care coordination and care delivery. The response is also fed through a feedback loop to the deep learning models to not only improve the predictions, but more importantly, the actionable alerts.

Our Products and Services

We differentiate ourselves by using A.I. to predict costly healthcare events before they happen. These predictions enable us to provide proactive intervention and superior care management to our clients. For example, our A.I. modules help to predict which Members are likely to develop a chronic disease or require a costly medical procedure over the next twelve months. With this information, we refer Members to high quality healthcare providers who may be able to help them postpone or eliminate the onset of the chronic disease, or the need for costly medical procedures. Healthier Members cared for by high quality providers translates into lower total cost of healthcare claims for employer groups. In the future, assuming strict compliance with applicable federal, state, and local regulations, we hope to be able to share the specific contents of these alerts directly with our Members.

Our current core product and service offering includes handling all aspects of administration related to a healthcare plan. We typically design for our Client a healthcare benefit plan which outlines exactly what coverage the Client would like to provide to its employees.

We then manage the plan for the Client by providing the following services:

●	Providing a Client’s employees access to a provider network via relationships with Aetna, Cigna, and regional networks;
●	Concierge type services to help members find providers and care management as well as to answer questions, such as on claims and benefits;
●	Validating and adjudicating claims from Clients’ employees, including automated adjudication;
●	Promoting health and use of high-quality providers to the member population across clients;
●	Paying claims on behalf of our Clients; and

●	Stop-loss insurance via one or several providers.

We do not bear the financial risk with respect to the cost of the claims for any employer. Instead, the self-insured employers and stop-loss insurance companies, if the self-insured employers purchase stop-loss insurance policies to protect themselves from having higher than planned healthcare costs, bear the risk arising from the cost of claims. We sell complementary services to our Clients including care management, case management, actuarial services, health savings account administration and bill review services. Our margin on these partner products varies greatly, but each service makes the overall package for our Clients more complete.

Our Strategy

Our strategy is to create a proprietary technology platform enabling rapid growth in the healthcare payer market. With the use of A.I., we believe we can achieve our dual goals of lowering the cost of claims for Clients, while maintaining high quality healthcare outcomes for Members.

Today, we have already developed six A.I. modules to predict the following chronic conditions:

●	Type 2 Diabetes;
●	Cardio-vascular disease;
●	Kidney disease;
●	Chronic obstructive pulmonary disease (COPD);
●	High-cost imaging of knee; and
●	Knee replacement.

These modules allow us to identify which members to enroll in care management. In January 2021, our A.I.-powered TopCare program® became live, making it possible for us to offer care management with high-impact predictions. We plan to continue to develop our technology, expand the number of A.I. modules TopCare® will incorporate as well as other functionalities, and sign up as many Clients who will pay a premium price for this enhanced product offering as possible.

We leverage our A.I. capabilities to differentiate ourselves in the healthcare TPA market and expand our market footprint and penetration. We show Continental Benefits’ current Clients what their employee population may look like in terms of at-risk Members in the years to come, and how we can help them manage the related healthcare costs and design appropriate plans. We will continue to track Provider quality. We believe this approach will allow us to offer custom-made healthcare plans that can achieve the dual goals of improving Members’ general health by providing targeted and proactive intervention and optimization of care, while also controlling the escalating cost of claims and reducing waste in delivery of healthcare services.

Currently, our care management is provided by several third-party vendors. In the future, we may bring this function in-house. Care management functions may include telemedicine, prescription drug delivery, wellness programs and chronic condition management.

We intend to invest in the core infrastructure that will allow us to be a growth platform. These investments include expansion of our A.I. research and development team in Israel, as well as expanded technology infrastructure at Continental Benefits. We will also expand our sales and marketing efforts. Our growth strategy may also include acquiring other TPAs, who can add to our client base, and building complementary modules on our platform.

Research and Development

We invest substantial resources in research and development. This investment includes hiring new A.I. scientists and acquiring data from third parties. We routinely use data from Clients, but also purchase data from other sources such as state entities, which capture claims and other healthcare data. When our team builds an A.I. model, we look to validate it with existing data. For example, we may work on data sets, which have Member data for five years. We commonly set the most recent year aside and build the models on the other four years. This allows us to test the predictions against available data, making validation of the models easier.

Currently, each FutureSight Advantage A.I. model is developed with the goal of helping redirect a costly event or prevent a chronic condition. Over the next 12 to 24 months, we plan to develop A.I. model- driven solutions for orthopedic surgeries, cardiovascular conditions, and kidney disease. In the future, we expect to also expand our research and development efforts to several other conditions, including respiratory disease, liver disease and forms of cancer.

Marpai Captive

Marpai Captive, Inc. was founded in March 2022 as a Delaware corporation. Marpai Captive is intended to be engaged in the captive insurance market. To date, Marpai Captive is in its initial exploratory phase and has not yet commenced its operations.

Marpai Health

Marpai Health, Inc. (originally named “CITTA, Inc.”) was founded in February 2019 as a Delaware corporation. Together with its wholly owned subsidiary, EYME, founded in March 2019 in Israel, Marpai Health engages in developing and marketing A.I. and healthcare technology to analyze data with the goal of predicting and preventing costly healthcare events related to chronic conditions and expensive medical and surgical procedures.

In August 2019, Marpai Health entered into an asset purchase agreement to acquire a software system and big data analytics platform for research, analysis and prediction of security related events using A.I. for law enforcement agencies (the “Purchased Assets”). In August 2019, in connection with an asset acquisition, Marpai Health issued a convertible note in the principal amount of $2,930,000 (the “SQN Convertible Note”). The purchase price of the Purchased Assets was $3,250,000, consisting of $70,000 in cash, 31,250 shares of Marpai Health’s common stock, and the SQN Convertible Note in the aggregate principal amount of $2,930,000. Marpai Health has since customized the acquired software system and technology platform and built new A.I. modules on it for the purposes of porting the system to the cloud and making it available in a software as a service (“SaaS”) model to allow for usage in the healthcare industry and compliance with healthcare privacy and security regulations.

EYME serves as Marpai Health’s research and development center with thirteen A.I. and software researchers and engineers in Israel. Since its inception through April 1, 2021, the date of the acquisition of Continental Benefits, Marpai Health reported no revenues and as of that date had an accumulated deficit of $7.1 million, working capital deficit of $2.7 million and total debt of approximately $9.6 million.

Continental Benefits

Continental Benefits was founded in Florida as a limited liability company in November 2013. Continental Benefits was a wholly owned subsidiary of WellEnterprises USA, LLC which was founded in 2012. Continental Benefits provides benefits outsourcing services to clients in the U.S. across multiple industries. Continental Benefits’ backroom administration and third-party administration (“TPA”) services are supported by a customized technology platform and a dedicated benefit call center. Under its TPA platform and TopCare® program, Continental Benefits provides health and welfare administration, dependent eligibility verification, Consolidated Omnibus Budget Reconciliation Act (“COBRA”) administration, and benefit billing.

In September 2019, Marpai Health began to approach TPAs in an effort to commercialize its technology. Sharing the vision of bringing to market a healthcare “payer of the future” by using advanced A.I. technology in the TPA business, Marpai Health and Continental Benefits started to have discussions about information exchange, and joint development in December 2019 and Continental Benefits has been serving as Marpai Health’s A.I. products design partner ever since. Based on the data collected by Continental Benefits, Marpai Health developed various A.I. modules as well as a delivery system for its healthcare predictions. In August 2020, Marpai Health started to explore long-term strategic opportunities with Continental Benefits. In September 2020, the parties entered a letter of intent pursuant to which Marpai Health would acquire Continental Benefits. On April 1, 2021, pursuant to the terms of the Amended and Restated Equity Interest Purchase and Reorganization Agreement (the “Purchase and Reorganization Agreement”), by and among Marpai, Inc., Marpai Health, all stockholders of Marpai Health, holders of convertible notes of Marpai Health, Continental Benefits, WellEnterprises USA, LLC and HillCour for the purpose of joinder, to effectuate Marpai, Inc.’s acquisition of Marpai Health and Continental Benefits, the stockholders of Marpai Health and the sole member of Continental Benefits contributed their respective securities and ownership interests in Marpai Health and Continental Benefits to Marpai, Inc. for a combination of shares of Class A common stock and Class B common stock of Marpai, Inc. (the “Acquisition”). Options to purchase 1,027,602 shares of Marpai Health common stock and warrants to purchase 1,366,746 shares of Marpai Health common stock were exchanged, on a one-to-one basis, for options and warrants to purchase shares of our Class A common stock. In addition, pursuant to a Note Exchange Agreement, we issued new notes in the aggregate principal amount of $2,198,459 (the “New Notes”) in exchange for certain then outstanding convertible promissory notes of Marpai Health of equivalent amount of outstanding principal and accrued but unpaid interest. The SQN Convertible Note remained outstanding at the time of the acquisition. The SQN Convertible Note was mostly converted to equity at the Company’s IPO and remaining balance was repaid. For details on the Acquisition, see “Item 1. Business — Marpai, Inc.’s Acquisition of Marpai Health and Continental Benefits” below.

The healthcare industry is highly regulated, and the criteria are often vague, and subject to change and interpretation by various federal and state legislatures, courts, enforcement, and regulatory authorities. Only a treating physician can determine the condition and appropriate treatment for any individual patient. Our future prospects are subject to the legal, regulatory, commercial, and scientific risks.

Marpai, Inc.’s Acquisition of Marpai Health and Continental Benefits

On April 1, 2021, pursuant to the terms of the Purchase and Reorganization Agreement, the stockholders of Marpai Health and Continental Benefits contributed their respective ownership interests in Marpai Health and Continental Benefits to Marpai, Inc. for a combination of shares of our Class A common stock and Class B common stock of Marpai, Inc., HillCour and WellEnterprises, LLC agreed to perform certain transition services for us pursuant to a Transition Services Agreement.

The Acquisition was treated as an integrated transaction for U.S. federal income tax purposes and qualified as a tax-free reorganization pursuant to section 351 or 368 of the Internal Revenue Code of 1986, as amended.

The Purchase and Reorganization Agreement required that Continental Benefits to not have less than $4.762 million of cash on hand, and to have no debt at the time of closing of the Acquisition.

Pursuant to the Purchase and Reorganization Agreement, Continental Benefits was valued solely for purposes of the Acquisition, on a cash-free and debt-free basis, at $8.5 million. Including the $4.762 million of cash on Continental Benefits’ balance sheet, equity totaled $13.26 million. In addition, pursuant to Purchase and Reorganization Agreement, Marpai Health was valued solely for purposes of the Acquisition at an assumed pre-money valuation of the last convertible note’s conversion price of $35 million.

As a result of the Acquisition,

●	We have acquired all of the then outstanding membership interests of Continental Benefits in exchange for 3,599,568 shares of our Class A common stock and 127,130 shares of our Class B common stock and, subject to certain adjustments as more fully described in the Purchase and Reorganization Agreement, based upon a valuation as a separate concern of $8.5 million on a cash free and debt free basis;
●	We have acquired all of the then outstanding capital stock Marpai Health in exchange for an aggregate of 3,320,765 shares of our Class A common stock and 4,099,838 shares of our Class B common stock, based upon the valuation of Marpai Health as a separate concern of $35 million;
●	We have satisfied and retired Marpai Health’s then remaining and outstanding convertible promissory notes, with aggregate outstanding principal and accrued but unpaid interest of $2,198,459, in exchange for the New Notes of equivalent aggregate principal amount;

●	The SQN Convertible Note remained outstanding at the time of the Acquisition. The majority of the note balance was converted to equity at the Company’s IPO, with the remaining balance being repaid;
●	All options granted by Marpai Health have been assumed by us and exchanged into options to purchase our Class A common stock. The exchange of certain options issued by Marpai Health to employees of EYME Technologies Ltd., a wholly owned subsidiary of Marpai Health, is subject to the issuance of a tax ruling by the Israeli Tax Authority;
●	All awards of phantom units granted under Continental Benefits, LLC Long-Term Incentive Plan were discharged; and
●	All outstanding warrants granted by Marpai Health automatically converted into warrants to purchase our Class A common stock at the same exercise price as they were initially granted by Marpai Health.

Pre-Acquisition Entity

Structure

Marpai, Inc.’s Post-acquisition Structure

Effective Time of the Acquisition

The Acquisition became effective on April 1, 2021.

Treatment of Marpai’s Stock Options and Continental Benefits’ Phantom Units

Each outstanding option of Marpai Health has been assumed by Marpai, Inc. and automatically converted into an option to purchase shares of Marpai, Inc.’s Class A common stock. Prior to the Effective Time, Continental Benefits and HillCour have discharged all awards of phantom units granted under the Continental Benefits, LLC Long-Term Incentive Plan. The aggregate value of the discharged phantom unit awards was $1,032,000.

Discharge and Satisfaction of Covered Liabilities

In addition, the seller of Continental, WellSystems, LLC, as well as its owner and affiliate, HillCour, Inc., have agreed to be exclusively responsible for, pay, fully satisfy and otherwise discharge in full certain liabilities that exist as of Closing Date or may arise in the future, related to following categories of events, facts, acts, omissions, circumstances and/or subject matters, and that relate to the period prior to the Closing Date, both known and unknown as of such date (collectively, the “Covered Liabilities”):

●	Continental’s phantom unit awards outstanding on the Closing Date;
●	the failure of Continental to possess or maintain effectiveness of any permit which was required for the operation of the business of Continental Benefits prior to closing;
●	any proceedings relating to or in connection with any actual violation of or failure to comply with any Healthcare Law (as defined in the Purchase and Reorganization Agreement) prior to the Closing Date;
●	any disciplinary or enforcement action from any governmental authority related to the operation of Continental Benefits’ business prior to closing, whether or not related to taxes or a violation of Healthcare Laws;
●	any litigation or cause of action outside the Ordinary Course of Business relating to the operation of the Continental Benefits’ business prior to Closing
●	the failure of Continental to pay any taxes for the period prior to closing when due;
●	any violation of the Privacy and Security Laws relating to the operation of the Continental Benefits’ business prior to Closing;
●	any claim or litigation by a client of the Company as described in the Purchase and Reorganization Agreement; and
●	any amounts paid by the Company in excess of the amount received from the Company’s customer (or the customer’s health benefit plan) with respect to any unresolved billing dispute claim in excess of $50,000 existing as of the closing and any unresolved billing dispute claim older than one hundred eighty (180) days as of the Closing Date.

Class B Conversion

On June 28, 2021, Eli David, Yaron Eitan, Edmundo Gonzalez, Grays West Ventures LLC, HillCour Investment Fund, LLC, and WellEnterprises USA, LLC converted an aggregate of 927,817 shares of the Company’s Class B common stock they held into 4,226,968 shares of Class A common stock on a one-to-one basis (“Class B Conversion”). Until the Class B conversion, the Company was authorized to issue two classes of common stock, Class A common stock and Class B common stock. The issued and outstanding shares of Class B common stock were converted into Class A common stock as described above, and the authorized class of Class B common stock was eliminated with the filing of the Second Amended and Restated Charter.

Power of Attorney and Proxy

Concurrently with the Class B Conversion, the Company, (i) HillCour Investment Fund, LLC and WellEnterprises USA, LLC (together, the “HillCour Founding Group”) and (ii) Eli David, Yaron Eitan, Edmundo Gonzalez and Grays West Ventures LLC (collectively, the “Grays Founding Group,” and together with the HillCour Founding Group, the “Co-Founders”) entered into the Power of Attorney and Proxy pursuant to which the HillCour Founding Group granted the Grays Founding Group the right to vote 1,560,237 shares of the Company’s Class A common stock it held (“Proxy Shares”) on all matters relating to any of the following: (i) change to the composition of the Company’s Board of Directors; (ii) sale of all or substantially all of the Company’s assets or capital stock, or a merger involving the Company; (iii) replacement of the Company’s CEO or other C-level officers; (iv) amendment or approval of any corporate documents or agreements in connection with the Company’s corporate structure or capital raising activities; (v) approval of the Company’s annual budget and business plan; and (vi) the Company’s acquisition, joint venture or other collaborative agreements. Consequently, the HillCour Founding Group and the Grays Founding Group currently have the right to vote 3,913,268 and 3,913,263 shares of the Company’s capital stock, respectively. The Power of Attorney and Proxy also provides that the number of Proxy Shares is subject to adjustment from time to time to maintain as much as possible, equal voting power in the Company between the HillCour Founding Group on the one hand and the Grays Founding Group on the other, subject to certain exceptions related to transfer of shares by the parties.

Pursuant to this Power of Attorney and Proxy, the Co-Founders have also agreed to vote all their shares for the election of (a) Damien Lamendola (or another nominee of the HillCour Founding Group), (b) Edmundo Gonzalez; and (c) Yaron Eitan (or up to two other nominees of the Grays Founding Group) as the Company’s directors. The Power of Attorney and Proxy is irrevocable and will remain in full force and effect until the earlier of (i) consummation of the sale of all or substantially all of the Company’s assets, or the acquisition of the Company by a third party (by way of stock acquisition, merger, recapitalization or otherwise), or (ii) the time when the Grays Founding Group collectively owns fewer than 1,882,420 shares of the Company’s capital stock.

Directors and Executive Officers

Pursuant to the terms of the Purchase and Reorganization Agreement, all of the directors of Continental Benefits resigned. Effective as of the Closing, the combined company’s board of directors was fixed at seven members and comprised of two former members of Marpai Health’s executive management team, four independent directors, and Damien Lamendola, the indirect majority owner of WellEnterprises USA, LLC and HillCour. The composition of the board of directors is expected to satisfy the requisite sophistication and independence requirements for audit committee members pursuant to Nasdaq listing requirements.

Our current management team consists of the following member of the former Marpai Health executive management team:

Name	Combined Company Position(s)	Position(s) at Marpai Health
Edmundo Gonzalez	Chief Executive Officer, Secretary, and Director	Co-founder, CEO, and Director of Marpai Health

Government Regulation

Overview

We believe that our business and operations as outlined above are in substantial compliance with applicable laws and regulations. Only a treating physician can determine if a prediction made by our TopCare® program is correct or appropriate for any individual patient. However, Marpai does not currently share its TopCare® predictions with patients or their providers. Our future prospects are subject to the legal, regulatory, commercial, and scientific risks outlined below and under the section titled, “Risk Factors.”

The healthcare industry is highly regulated and continues to undergo significant changes as third-party payers, such as Medicare and Medicaid, traditional indemnity insurers, managed care organizations and other private payers, increase efforts to control cost, utilization, and delivery of healthcare services. Healthcare companies are subject to extensive and complex federal, state, and local laws, regulations, and judicial decisions.

Health Care Reform

The Affordable Care Act or the ACA was enacted into law in 2010. The provisions of the ACA are comprehensive and varied and are generally directed at implementing health insurance reforms to increase health insurance coverage and reduce the number of uninsured and reshaping the health care delivery system to increase quality and efficiency and reduce cost. Certain provisions of the ACA took effect immediately or within a few months, while others will be phased in over time, ranging from one year to ten years. Because of the complexity of health care reform generally, additional legislation is likely to be considered and enacted over time. The ACA, and any subsequent health care reform legislation, will require the promulgation of substantial regulations with significant effect on the health care industry. Thus, the health care industry may be subjected to significant new statutory and regulatory requirements, and consequently to structural and operational changes and challenges, for a substantial period.

Reimbursement

Neither we nor our self-insured clients receive reimbursements from federal health care programs such as Medicare and Medicaid. If in the future, we receive reimbursements from these programs, which are subject to complex statutory and regulatory requirements, administrative rulings, interpretations of policy, determinations by fiscal intermediaries and government funding restrictions, all of which would materially increase or decrease reimbursement to our Company.

Fraud and Abuse

Health care fraud and abuse laws have been enacted at the federal and state levels to regulate both the provision of services to government program beneficiaries and the methods and requirements for submitting claims for services rendered to such beneficiaries. In addition, certain fraud and abuse laws may extend to payer sources other than federal or state-funded programs. Under these laws, individuals and organizations can be penalized for various activities, including submitting claims for services that are not provided, are billed in a manner other than as actually provided, are not medically necessary, are provided by an improper person, are accompanied by an illegal inducement to utilize or refrain from utilizing a service or product, or are billed in a manner that does not comply with applicable government requirements. Both individuals and organizations are subject to prosecution under the criminal and civil fraud and abuse statutes relating to health care providers.

The federal anti-kickback law (the “Anti-Kickback Law”) prohibits, among other things, knowingly and willfully offering or receiving remuneration to induce the referral of items or services that are reimbursable by a federal health care program. The Office of Inspector General has issued a series of regulations, known as the “safe harbors” which immunizes the parties to the business arrangement from prosecution under the Anti-Kickback Law. The failure of a business arrangement to fit within a safe harbor does not necessarily mean that the arrangement is illegal. Many states have adopted laws like the Anti- Kickback Law, and some apply to items and services reimbursable by any payer, including private insurers.

The so-called Stark Law prohibits physician referrals of Medicare patients to an entity providing certain “designated health services” if the physician or an immediate family member of the physician has any financial relationship with the entity and the financial relationship does not fall within one of the enumerated exceptions to the Stark Law. In addition to the Stark Law, many states have their own self- referral bans, which may extend to all self-referrals, regardless of the payer.

The federal False Claims Act imposes liability for the submission (or causing the submission) of false or fraudulent claims for payment to the federal government. The knowing and improper failure to return an overpayment can serve as the basis for a False Claims Act action and Medicare and Medicaid overpayments must be reported and returned within 60 days of identification. The qui tam provisions of the False Claims Act allow a private individual to bring an action on behalf of the federal government and to share in any amounts paid by the defendant to the government in connection with the action. Various states have enacted similar laws modeled after the False Claims Act that apply to items and services reimbursed under Medicaid and other state health care programs, and, in several states, such laws apply to claims submitted to all payers.

The federal Healthcare Fraud Statute prohibits the knowing and willful execution of a scheme to defraud any health care benefit program, including a private insurer. It also prohibits falsifying, concealing or covering up a material fact or making any materially false, fictitious, or fraudulent statement in connection with the delivery of or payment for health care benefits, items, or services. In addition, state analogs often prohibit similar conduct.

State and Federal Privacy and Data Security Laws

The Health Insurance Portability and Accountability Act of 1996 and its implementing regulations (HIPAA) and the Health Information Technology for Economic and Clinical Health Act of 2009 and its implementing regulations (HITECH) govern the collection, use, disclosure, maintenance and transmission of identifiable patient information (“Protected Health Information” or “PHI”). HIPAA and HITECH apply to covered entities, which may include health plans as well as to those entities that contract with covered entities (“Business Associates”). HITECH imposes breach notification obligations that require the reporting of breaches of “Unsecured Protected Health Information” or PHI that has not been encrypted or destroyed in accordance with federal standards.

In addition, other federal and state laws afford additional protections to certain categories of sensitive information. Such protections are commonly afforded to substance abuse, mental health, or information concerning certain contagious diseases.

In addition to the federal privacy and security laws and regulations, most states have enacted data security laws, and breach notification laws, governing other types of personal data such as employee and customer information.

State Managed Care Laws

State insurance and managed cared laws and regulations regulate the contractual relationships with managed care organizations, utilization review programs and third-party administrator activities. These regulations differ from state to state, and may contain network, contracting, and financial and reporting requirements, as well as specific standards for delivery of services, payment of claims, and adequacy of health care professional networks. These laws may apply to the Company in the event we engage in business transactions with state managed care programs.

Corporate practice of medicine and fee-splitting and laws

Many states have laws prohibiting physicians from practicing medicine in partnership with non- physicians, such as business corporations. In addition, many states, including New York, prohibit certain licensed professional, like physicians, from sharing professional fees with non-licensees. As we do not engage in the practice of medicine, we do not contract with licensees to render professional medical services, and we do not split fees with any medical professionals, we do not believe these laws restrict our business. We merely monitor and analyze historical claims data, including our Members’ interactions with licensed healthcare professionals and recommend the most suitable healthcare providers and/or sources of treatment. We do not provide medical prognosis or healthcare. In accordance with various states’ corporate practice of medicine laws and states’ laws and regulations which define the practice of medicine, our call center staff are prohibited from providing Members with any evaluation of any medical condition, diagnosis, prescription, care and/or treatment. Rather, our call center staff can only provide Members with general and publicly available information that is non-specific to the Members’ medical conditions and statistical information about the prevalence of medical conditions within certain populations or under certain circumstances. Our call center staffs do not discuss Members’ individual medical conditions and are prohibited from asking Members for any additional protected health information (PHI) as such term is defined under HIPAA. Our call center staff have been trained and instructed to always inform Members that they are not licensed medical professionals, are not providing medical advice, and that Members should reach out to their medical provider for any medical advice.

However, any determination by a state court or regulatory agency that our service contracts with our clients violate these laws could subject us to civil or criminal penalties, invalidate all or portions of some of those contracts, require us to change or terminate some portions of our business, require us to refund portions of our services fees, and have an adverse effect on our business. Even an unsuccessful challenge by regulatory authorities of our activities could result in adverse publicity and could require a costly response from us. In the event that in the future we will share or allow access by Members to the contents of our alerts or related information, we will endeavor to do so only in full compliance with regulatory requirements, including, potentially, those regulations regarding the corporate practice of medicine, fee- splitting laws, and medical profession regulation.

State Laws Governing Licensure of Healthcare Professionals

State professional licensing boards contain requirements for the licensure of health care professionals and typically require a healthcare professional who is providing professional services in that state to be licensed. Some state licensing boards specifically address the licensure of professionals who are providing services via telephone or other electronic means. The requirements for licensure generally apply where individuals are engaged in a licensed activity. If we elect to hire a licensed professional to engage in a licensed profession, those individuals may be subject to state licensing laws. In addition, hiring licensed professionals may implicate state prohibitions on the corporate practice of medicine.

Finally, as a TPA, we must maintain active TPA licenses in all states that are not expressly exempt from requiring a TPA license where we conduct business.

Employees

As of December 31, 2021, we have a total of 148 full-time employees, with 15 of them located in Tel Aviv, Israel. None of them are parties to any labor agreements or are represented by a labor union. Except for Ronnie Brown, our Chief Operating Officer, all our executive officers are full-time employees.

Competition

Although we believe that the services, we offer our Clients are highly differentiated, we operate in a highly competitive market. We only provide administrative services to self-insured employers who provide healthcare benefits to their employees. These self-insured employers can always elect to abandon self- insurance and simply buy medical insurance from one of the large players such as, Aetna, Cigna, or United Healthcare. There can be no assurances that our Clients or prospective Clients will remain self-insured for any given period. If the number of employers which choose to self-insure declines, the size of our targeted market will shrink.

Also, there are other technology-driven companies focused on creating a TPA business among self- insured employers. Like us, they provide machine learning predictions models targeted at measuring risks for Members, identifying members susceptible to adverse healthcare events before they occur, and provide proactive guidance for preventive care. We compete with almost 1,000 TPAs, all of whom are vying for the same business — the management of healthcare benefits for self-insured employers. There is only one TPA at a time for every employer wanting to provide health benefits via a self-insured model, and an employer may remain with the same TPA for many years. This means that although the market is very large, not all of it is accessible by us in any one year. In addition to the very large health insurance companies, there are new players in the market such as Collective Health, Bind Health Insurance, Bright Health Group (NYSE: BHG), Oscar Health, Inc. (NYSE: OSCR) and Centivo, which have all raised substantial venture capital funds, are pursuing a similar strategy to ours, and share our vision to use technology to transform the healthcare payer space. We believe that like us, Collective Health and Clover Health are also targeting at self-insured employers. Although all of them are relatively young companies, they have products in the market already and are known to provide technology- driven TPA services. These companies claim to save employers money and also claim to have high retention rates.

Some of the competitors named above perform care management functions as part of their offerings. Currently, we offer this function through our strategic partners. In the future, we may bring this function in- house. We believe our A.I.-enabled predictions further differentiate our solution by being able to steer Members to the appropriate healthcare Provider sooner. The ultimate gauge of success in our market will be who can help employers reduce the growth of long-term healthcare spending while also improving the quality of healthcare solutions.

Impact of COVID-19

In managing our ongoing our daily operations, in the ongoing COVID-19 global pandemic, we are taking all necessary precautions for the safety and well-being of our employees. We are continuing normal ongoing activities, subject to the directives of the relevant authorities. In addition, the majority of our employees have been vaccinated and we are using remote work technologies that enable the mitigation of office staff. To-date we estimate that the COVID-19 global pandemic did not have a material impact on our financial results, however, the impact of the COVID-19 global pandemic is constantly evolving, and we may experience further impacts on our daily operations, including the need for our employees to potentially self-isolate based on potential exposure to the virus, which may lead to delayed or cancelled sales as well as difficulties in meeting contractual commitments to our customers.

Available Information

Additional information about us is contained on our Internet website at www.marpaihealth.com. Information on our website is not incorporated by reference into this Annual Report. Under the “SEC Filings” and “Financial Information” sections, under the “Investors& Media” section of our website, we make available free of charge our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our reports filed with the SEC are also made available on the SEC’s website at www.sec.gov. The following Corporate Governance documents are also posted on our website: Code of Ethics and the Charters for each of the Committees of our Board of Directors, or the Board.

ITEM 1A. RISK FACTORS

Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report, before making a decision to invest in our Class A common stock. The risks and uncertainties described below may not be the only ones we face. If any of the risks actually occur, our business, results of operations, financial condition and prospects could be harmed. In that event, the trading price of our Class A common stock could decline, and you could lose part or all your investment. Some of the statements in “Item 1A. Risk Factors” are forward-looking statements. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business, prospects, financial condition, and results of operations.

Summary Risk Factors

Our business is subject to numerous risks and uncertainties that you should consider before investing in our company. You should carefully consider the risks described more fully below before making a decision to invest in our Class A common stock. If any of these risks occurs, our business, financial condition and results of operations would likely be materially adversely affected. These risks, include, but are not limited to, the following:

●	Continental Benefits has had a history of operating losses, and we may not be able to generate sufficient revenue to achieve profitability.
●	we expect that we will need to raise additional capital to meet our business requirements in the future, and such capital raising may be costly or difficult to obtain and could dilute our shareholders’ ownership interests, and such offers or availability for sale of a substantial number of our common shares may cause the price of our publicly traded shares to decline;
●	The loss, termination, or renegotiation of any contract with our current Clients could materially adversely affect our financial conditions and operating results.
●	We are a party to several disputes and lawsuits, and we may be subject to liabilities arisen from these and similar disputes in the future.
●	We may be subject to penalties from the Internal Revenue Services.
●	Our success will largely depend on our ability to continue to integrate Marpai Health and Continental Benefits, and effectively manage the combined company.
●	If our TopCare® program fails to provide accurate and timely predictions, or if it is associated with wasteful visits to Providers or unhelpful recommendations for Members, then this could lead to low customer satisfaction, which could adversely affect our results of operations.
●	Issues in the use of A.I., including deep learning in our platform and modules, could result in reputational harm or liability.

●	If the markets for our A.I. modules and TopCare® program fail to grow as we expect, or if self- insured employers fail to adopt our TopCare® program and A.I. modules, our business, operating results, and financial condition could be adversely affected.
●	We rely on healthcare benefits brokers and consultants as our principal sales channel, and some of these companies are large and have no allegiance to us. If we do not satisfy their employer clients, they may steer not only an unsatisfied client, but others as well, to other TPAs.
●	Our pricing may change over time and our ability to efficiently price our services will affect our results of operations and our ability to attract or retain Clients.
●	Our sales cycles can be long and unpredictable, and our sales efforts require a considerable investment of time and expense. If our sales cycle lengthens or we invest substantial resources pursuing unsuccessful sales opportunities, our results of operations and growth would be harmed.
●	Because we generally recognize revenue ratably over the term of the contract for our services, a significant downturn in its business may not be reflected immediately in our results of operations, which increases the difficulty of evaluating our future financial performance.
●	Continental Benefits has a high annual customer attrition rate historically. The loss, termination, or renegotiation of any contract with Continental Benefits’ current Clients could have a material adverse effect on our financial conditions and operating results.
●	If we do not have access to A.I. talent or fail to expand our A.I. models, we may not remain competitive, and our revenue and results of operations could suffer.
●	Failure by our Clients to obtain proper permissions and waivers may result in claims against us or may limit or prevent our use of data, which could harm our business.
●	Absence of change of control and/or assignment provisions in Continental Benefits’ data privacy policy and Non-Disclosure Agreements about the sharing of confidential information could adversely affect our business.
●	If our security measures are breached or unauthorized access to client data is otherwise obtained, our product and service offerings may be perceived as not being secure, Clients may reduce the use of or stop using our services, and we may incur significant liabilities.
●	Global or regional health pandemics or epidemics, including COVID-19, could negatively impact our business operations, financial performance, and results of operations.
●	Potential political, economic, and military instability in the State of Israel, where our research and development facilities are located, may adversely affect our results of operations.
●	Our operations may be disrupted because of the obligation of Israeli citizens to perform military service.
●	Because a certain portion of our expenses is incurred in currencies other than the US Dollar, our results of operations may be harmed by currency fluctuations and inflation.
●	Employment and other material contracts we have with our Israeli employees are governed by Israeli laws. Our inability to enforce or obtain a remedy under these agreements could adversely affect our business and financial condition.
●	Investors may have difficulties enforcing a U.S. judgment, including judgments based upon the civil liability provisions of the U.S. federal securities laws against one of our directors or asserting U.S. securities laws claims in Israel.

●	Unanticipated changes in our effective tax rate and additional tax liabilities, including as a result of our international operations or implementation of new tax rules, could harm our future results.
●	We rely on third-party providers, including Amazon Web Services, for computing infrastructure, network connectivity, and other technology-related services needed to deliver our service offerings. Any disruption in the services provided by such third-party providers could adversely affect our business and subject us to liability.
●	We rely on Internet infrastructure, bandwidth providers, data center providers, other third parties, and our own systems for providing services to our users, and any failure or interruption in the services provided by these third parties or our own systems could expose us to litigation, potentially require us to issue credits to our Clients, and negatively impact our relationships with Members or Clients, adversely affecting our brand and our business.
●	We employ third-party licensed software and software components for use in or with our TopCare® program, and the inability to maintain these licenses or the presence of errors in the software we license could limit the functionality of our TopCare® program and result in increased costs or reduced service levels, which would adversely affect our business.
●	Any failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and our brand.
●	We may not be able to adequately defend against piracy of intellectual property in foreign jurisdictions.
●	We may be sued by third parties for alleged infringement of their proprietary rights or misappropriation of intellectual property.
●	Our TopCare® program utilizes open-source software, and any failure to comply with the terms of one or more of these open-source licenses could adversely affect our business.
●	Government regulation of healthcare creates risks and challenges with respect to our compliance efforts and our business strategies.
●	Our business could be adversely impacted by changes in laws and regulations related to the Internet or changes in access to the Internet generally.
●	As a “controlled company” under the rules of the Nasdaq Capital Market, we may choose to exempt our company from certain corporate governance requirements that could have an adverse effect on our public shareholders.
●	Certain of our founding shareholders will continue to own a significant percentage of our Class A common stock and will be able to exert significant control over matters subject to shareholder approval.
●	An active trading market may not develop for our securities, and you may not be able to sell your Class A common stock at or above the offering price per share.

Risks Related to Managing and Growing Our TPA Business

Marpai Health was a development stage company with no operating history and no revenues.

On April 1, 2021, Marpai consummated its acquisition of Marpai Health and Continental Benefits.

Marpai Health, Inc. was formed in February 2019. Together with its wholly owned subsidiary, EYME , an Israeli company (“EYME,”) Marpai Health engages in developing and marketing A.I. and healthcare technology and has not had any operating history and has yet generated any revenue since its inception through April 1, 2021, the date of the acquisition of Continental Benefits. As of December 31, 2020, and March 31, 2021, it had an accumulated deficit of approximately $5.5 million, and $7.1 million, respectively, and working capital deficit of $469,026 and $2.7 million, respectively. On March 31, 2021, it had total debt of approximately $9.6 million. Since inception, Marpai Health has funded its capital needs from sale of convertible notes. As of June 30, 2021, Marpai has an accumulated deficit of approximately $11.0 million and working capital deficit of $379,410. On June 30, 2021, it had total debt of approximately $5.7 million and $2.3 million of unrestricted cash on hand.

We expect to derive a significant portion of our revenue from the renewal of Continental Benefits’ existing Client contracts and sales of our added services to its existing Clients. Sale of products and services through Continental Benefits’ TopCare® program is key to our success. We believe that our A.I. models with deep learning functionality and predictive algorithms give us the ability to predict chronic conditions and costly medical procedures, and these factors differentiate us from other TPAs. However, implementing Marpai Health’s prediction tools as part of Continental Benefits’ TopCare® program is a new initiative.

There can be no assurances as to how long it will take for our A.I.-enabled TopCare® program to resonate with Continental Benefits’ current Clients, or at all. Even with interested Clients, it will likely take some time for the TopCare® program to yield measurable results.

Continental Benefits had a history of operating losses, and we may not be able to generate sufficient revenue to achieve profitability.

Continental Benefits has suffered significant recurring losses and negative cash flows from operations, and historically has relied on periodic contributions from HillCour for the development of its product and funding of its operating expenses. It incurred net losses of $12.5 million and $11.5 million for the years ended December 31, 2020, and 2019, respectively. It had an accumulated deficit of $56.6 million and $58.4 million as of December 31, 2020 and March 31, 2021, respectively.

Despite various cost cutting measures that we implemented concurrent with the April 1, 2021 acquisition, we expect that our operating costs will increase over time as we continue to invest to grow our business and build relationships with Clients, develop our platform, develop new solutions, and operate as a public company. These efforts may prove to be more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. If we are unable to effectively manage these risks and difficulties as we encounter them, our business, financial condition, and results of operations would be adversely affected.

The audited financial statements for the year ended December 31, 2021 included an explanatory paragraph relating to liquidity.

As of December 31, 2021, Marpai had an accumulated deficit of approximately $21.5 million and its working capital was approximately $15.8 million. Since their inception, Marpai Health and Continental Benefits have relied on equity infusions as well as the issuance of convertible notes to fund their operating expenses and, in October 2021, Marpai raised equity through an initial public offering.

Both Marpai Health and Continental Benefits have suffered recurring losses, and Marpai expects to suffer a loss in 2022. However, we expect that we will have sufficient cash to fund operations through the next twelve months.

We will continue to seek to raise additional working capital through public equity, private equity, or debt financings. If we fail to raise additional working capital, or do so on commercially unfavorable terms, it would materially and adversely affect our business, prospects, financial condition and results of operations, and we may be unable to continue as a going concern. Future reports from our independent registered public accounting firm may also contain statements expressing substantial doubt about our ability to continue as a going concern. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms, if at all.

Continental Benefits has a high annual customer attrition rate historically. The loss, termination, or renegotiation of any contract with Continental Benefits’ current Clients could have a material adverse effect on our financial conditions and operating results.

Continental Benefits’ largest two Clients collectively represented approximately 8.0% and 9.2% of its total gross revenue in 2021 and 2020, respectively. For the twelve months ended December 31, 2021 and 2020, its customer attrition rates were approximately 25.0% and 33.8%, respectively. We believe many Clients left due to poor customer service. Although we believe many root causes driving customer attrition have been identified, remedial actions are still in process, there is no assurance that we will be able to reduce the attrition rates going forward. If the high customer attrition rate continues, our future revenue growth will suffer and our operating results will be negatively impacted, and we may encounter difficulty in recruiting new clients due to erosion of customer confidence.

Continental Benefits is party to several disputes and lawsuits, and we may be subject to liabilities arisen from these and similar disputes in the future.

In the normal course of the claims administration services business, we expect to be named from time to time as a defendant in lawsuits by the insureds or claimants contesting decisions by us or our Clients with respect to the settlement of their healthcare claims. Continental Benefits’ Clients have brought claims for indemnification based on alleged actions on its part or on the part of its agents or employees in rendering services to clients. We are subject to several disputes and lawsuits of which Continental Benefits is currently a subject. Any future lawsuits against us can be disruptive to our business. The defense of the lawsuits will be time-consuming and require attention of our senior management and financial resources, and there can be no assurances that the resolution of any such litigation will not have a material adverse effect on our business, financial condition, and results of operations.

Even though pursuant to the Purchase and Reorganization Agreement, WellEnterprises USA, LLC, has agreed to assume all liabilities of Continental Benefits that relate to benefits claims in excess of $50,000 or that have been outstanding more than 180 days, in each case as of April 1, 2021, Continental Benefits will ultimately be responsible for any damages that may arise from these lawsuits. To the extent that WellEnterprises USA, LLC is unable or unwilling to satisfy any such liabilities, we will be required to do so. One of our directors, Mr. Damien Lamendola is the majority shareholder of HillCour Holding Corporation, which owns HillCour.

Pursuant to the Purchase and Reorganization Agreement, $500,000 was deposited into an escrow account on April 30, 2021 to indemnify parties for fraud, breach of any representation or warranty, breach or non-performance of any post-closing covenant or agreement. However, there can be no assurances that future lawsuits may not arise. If we are exposed to liabilities more than the amount held in escrow, our financial condition can be materially adversely affected. See “Item 1. Business — Marpai, Inc.’s Acquisition of Marpai Health and Continental Benefits” “Business — Marpai, Inc.’s Acquisition of Marpai Health and Continental Benefits.”

If our TopCare® program fails to provide accurate and timely predictions, or if it is associated with wasteful visits to Providers or unhelpful recommendations for Members, then this could lead to low customer satisfaction, which could adversely affect our results of operations.

When our A.I. models make a prediction, we advise the Member to reach out to his or her primary care physician or make suggestions to the Member on the best providers in the area via our TopCare® program since we do not provide medical prognosis. However, Members may not follow our advice or accept our suggestions. We believe that not taking our recommendations will lead to higher claims costs to our Clients. If claim costs remain the same or are not lower than those before we were hired, our Clients may be dissatisfied with our services, terminate or refuse to renew contracts with us.

In addition, our A.I. models may not always work as planned, and the predictions could have many false positives. These errors may lead to wasteful visits to the Providers, Clients’ dissatisfaction and attrition, which may lead to loss of revenue. Our economic models assume that the costs stemming from these false positives is a small fraction of the total savings that may be achieved by preventing or better managing chronic conditions and steering Members who will have high-cost medical procedures to high-quality, lower cost providers. This assumption, however, has yet to be proven. To date, we have no actual case data to support this assumption.

Issues in the use of A.I., including deep learning in our platform and modules could result in reputational harm or liability.

As with many developing technologies, A.I. presents risks and challenges that could affect its further development, adoption, and use, and therefore our business. A.I. algorithms may be flawed. Datasets may be insufficient, of poor quality, or contain biased information. Inappropriate or controversial data practices by data scientists, engineers, and end-users of our systems could impair the acceptance of A.I. solutions. If the recommendations, forecasts, or analyses that A.I. applications assist in producing are deficient or inaccurate, we could be subjected to competitive harm, potential legal liability, and brand or reputational harm. Some A.I. scenarios could present ethical issues. If we enable or offer A.I. solutions that are controversial because of their purported or real impact on human rights, privacy, employment, or other social issues, we may experience brand or reputational harm.

If the markets for our A.I. modules and TopCare® program fail to grow as we expect, or if self — insured employers fail to adopt our TopCare® program and A.I. modules, our business, operating results, and financial condition could be adversely affected.

It is difficult to predict self-insured employer adoption rates and demand for our A.I. modules and TopCare® program, the entry of competitive platforms, or the future growth rate and size of the healthcare technology and TPA markets. We expect that a significant portion of our revenue will come from our A.I. modules with deep learning functionality and predictive algorithms and our TopCare® program. Although demand for healthcare technology, deep learning (an advanced form of A.I.), and data analytics platforms and A.I. applications has grown in recent years, the market for these platforms and applications continues to evolve. There can be no assurances that this market will continue to grow or, even if it does grow, that Clients will choose our A.I. modules, TopCare® program, or platform. Our future success will depend largely on our ability to penetrate the existing market for healthcare technology driven by TPAs, as well as the continued growth and expansion of what we believe to be an emerging market for healthcare administration focused on A.I. platforms and applications that are faster, easier to adopt, and easier to use.

Our ability to penetrate the TPA market depends on a number of factors, including the cost, performance, and perceived value associated with our A.I. modules, as well as Clients’ willingness to adopt a different approach to data analysis. We plan to spend considerable resources to educate Clients about digital transformation, A.I., and deep learning in general and our A.I. modules. However, there can be no assurances that these expenditures will help our A.I. modules and TopCare® program achieve widespread market acceptance. Furthermore, prospective Clients may have made significant investments in legacy healthcare analytics software systems and may be unwilling to invest in new platforms and applications. If the market fails to grow or grows more slowly than we currently expect or self-insured employers fail to adopt our A.I. modules and TopCare® program, our business, operating results, and financial condition could be adversely affected.

We operate in a highly competitive industry, and the size of our target market may not remain as large as we anticipate.

The market for healthcare solutions is very competitive. We compete with almost 1,000 TPAs, all of whom are vying for the same business — the management of healthcare benefits for self-insured employers. There is only one TPA at a time for every employer wanting to provide health benefits via a self-insured model, and an employer may remain with the same TPA for many years. This means that although the market is very large, not all of it is accessible by us in any one year.

We provide administrative services to only self-insured employers who provide healthcare benefits to their employees. These self-insured employers can always elect to abandon self-insurance and simply buy medical insurance from one of the large players such as, Aetna, Cigna, or United Healthcare. There can be no assurances that our Clients or prospective Clients will remain self-insured for any given period of time. If the number of employers which choose to self-insure declines, the size of our targeted market will shrink.

In addition to the very large health insurance companies, there are new players in the market such as, Collective Health, Clover Health, Bind Health Insurance, Bright Health Group, Oscar and Centavo. These companies have raised hundreds of millions of dollars and have greater financial and personnel resources than we do and are pursuing a business strategy like ours and share our vision to use technology to transform the healthcare payer space. We believe that like us, Collective Health and Clover Health are also targeting at self-insured employers.

We rely on healthcare benefits brokers and consultants as our principal sales channel, and some of these companies are large and have no allegiance to us. If we do not satisfy their employer clients, they may steer not only an unsatisfied client, but others as well, to other TPAs.

Brokers such as Lockton Companies, Inc., the world’s largest privately held insurance brokerage firm, are a key sales channel for us to reach the self-insured employer market. These brokers work with many insurance companies and TPAs at the same time. Brokers and consultants earn their fees by also charging employers on a PEPM basis. As they often own the relationship with the employer, they may view our fees as competitive to how much they can earn. They may steer our Clients to another TPA if they believe doing so can maximize their own fees. If we do not deliver competitive pricing, quality customer service, and high member satisfaction, these brokers can take the business they brought us to another TPA anytime. Due to the brokers’ power to influence employer groups, the brokers play an outsized role in our industry, and may exert pressure on our pricing or influence the service levels we offer to our Clients, all of which can lead to lower price PEPM for us, or an increase in our customer service staffing and other operating costs.

Our pricing may change over time and our ability to efficiently price our services will affect our results of operations and our ability to attract or retain Clients.

Our current pricing model, like most in the industry, is based on a PEPM fee. In the future, we may change our pricing model to capture more market share. We may also enter different pricing schemes with Clients, including but not limited to shared savings. In a shared savings pricing model, we share the risk with the Client. For example, if the Clients’ claims cost is $10 million, we may estimate that we can bring that down to $9 million with our service offering. Instead of charging a fixed PEPM fee, we would earn revenue from a share of the cost savings in a shared savings model. In the example above, if the share were 30% and we managed to achieve a reduction of $1 million, we would earn $300,000 as a shared savings fee.

Since there is no guarantee how much savings, if any, will actually be achieve, shared savings puts some of our revenue at risk. If cost savings are not achieved by many of our Clients, our revenue and results of operations will most likely suffer.

Our sales cycles can be long and unpredictable, and our sales efforts require a considerable investment of time and expense. If our sales cycle lengthens or we invest substantial resources pursuing unsuccessful sales opportunities, our results of operations and growth would be harmed.

Our sales process entails planning discussions with prospective Clients, analyzing their existing solutions and identifying how these prospective Clients can use and benefit from our services. The sales cycle for a new Client, from the time of prospect qualification to completion of the sale, may take as long as a year. We spend substantial time, effort, and money in our sales efforts without any assurance that our efforts will result in the sale of our services.

In addition, our sales cycle and timing of sales can vary substantially from Client to Client because of various factors, including the discretionary nature of prospective Clients’ purchasing and budget decisions, the announcement or planned introduction of product and service offerings by us or our competitors, and the purchasing approval processes of prospective Clients. If our sales cycle lengthens or we invest substantial resources pursuing unsuccessful sales opportunities, our results of operations and growth would be harmed.

Because Continental Benefits generally recognizes revenues ratably over the term of the contract for our services, a significant downturn in its business may not be reflected immediately in our results of operations, which increases the difficulty of evaluating our future financial performance.

Continental Benefits generally recognizes technology and professional services revenue ratably over the term of a contract, which is typically one year. As a result, a substantial portion of Continental Benefits’ revenue is generated from contracts entered into during prior periods. Consequently, a decline in new contracts in any quarter may not affect our results of operations in that quarter but could reduce our revenue in future quarters. Additionally, the timing of renewals or non-renewals of a contract during any quarter may only affect our financial performance in future quarters. For example, the non-renewal of a subscription agreement late in a quarter will have minimal impact on revenue for that quarter but will reduce our revenue in future quarters. Accordingly, the effect of significant declines in sales may not be reflected in our short- term results of operations, which would make these reported results less indicative of our future financial results. By contrast, a non-renewal occurring early in a quarter may have a significant negative impact on revenue for that quarter and we may not be able to offset a decline in revenue due to non-renewal with revenue from new contracts entered in the same quarter. In addition, we may be unable to quickly adjust our costs in response to reduced revenue.

The success and growth of our business depends upon our ability to continuously innovate and develop new products and technologies.

Our solution is a technology-driven platform that relies on innovation to remain competitive. The process of developing new technologies and products is complex, and we develop our own A.I. and deep learning, healthcare technologies, and other tools to differentiate our platform and A.I. modules. In addition, our dedication to incorporating technological advancements into our platform requires significant financial and personnel resources and talent. Our development efforts with respect to these initiatives could distract management from current operations and could divert capital and other resources from other growth initiatives important to our business. We operate in an industry experiencing rapid technological change and frequent platform introductions. We may not be able to make technological improvements as quickly as demanded by self-insured employers and our Clients, which could harm our ability to attract new Clients and therefore, our market share. In addition, we may not be able to effectively implement new technology- driven products and services as projected.

If we do not have access to A.I. talent or fail to expand our A.I. models, we may not remain competitive, and our revenue and results of operations could suffer.

Our risks as a company engaged in research and development are compounded by our heavy dependence on emerging and sometimes unproven technologies such as A.I. and deep learning, which are characterized by extensive research efforts and rapid technological progress. If we fail to anticipate or respond adequately to technological developments, our ability to operate profitably could suffer. We cannot assure you that research and discoveries by other companies will not render our technologies or potential products or services uneconomical, or result in products superior to those we develop, or that any technologies, products or services we develop will be preferred to any existing or newly-developed technologies, products or services.

Our success depends on our ability to innovate and provide more tools that can help employers save healthcare claims costs while maintaining good healthcare outcomes for their employees and their families. However, access to A.I. talent, especially with respect to deep learning in healthcare, is very limited. The competition for talent is not so much from other payers in the healthcare space as it is from the big technology companies such as, Google, Amazon, and Facebook and technology start-ups. Our growth is highly dependent on our ability to access this limited pool of talent. Our Chief Science Advisor, Dr. Eli David is a lecturer in deep learning at Bar-Ilan University in Israel and a leading researcher in A.I. We believe his university connection as well as his reputation and previous work experience with other technology companies will help attract key deep learning talent to us. However, there is no assurance that that will be enough. If the right talent pool is not readily available to us, it may impact our ability to innovate and differentiate ourselves in the market with new products and services, which could in turn adversely affect our revenue and results of operations.

Our product development relies heavily on access to large healthcare data sets. We have developed six A.I. modules to predict chronic conditions and high-cost medical procedures. Our ability to offer a comprehensive solution that helps employers save on healthcare claims costs is directly related to our ability to expand to other modules as well as to constantly make improvements on our existing modules. Access to certain data in healthcare in large scale can be challenging. Electronic health records, for example, are stored in myriad systems and there is no single standard for what one contains. Moreover, payers generally do not have access to electronic health records at scale, although they may have access to some limited data to support a claim. Our models currently rely heavily on claims data, which is the type of data that payers mostly have. We plan to improve our A.I. predictions by incorporating other data types in the future.

However, there can be no assurances that we will be able to do so and our failure to incorporate other data types may limit our ability to compete in the market.

Failure by our Clients to obtain proper permissions and waivers may result in claims against us or may limit or prevent our use of data, which could harm our business.

We require our Clients to provide necessary notices and to obtain necessary permissions and waivers for use and disclosure of the information that we receive, and we require contractual assurances from them that they have done so and will do so. If they do not obtain necessary permissions and waivers, then our use and disclosure of information that we receive from them or on their behalf may be restricted or prohibited by state, federal or international privacy or data protection laws, or other related privacy and data protection laws. This could impair our functions, processes, and databases that reflect, contain, or are based upon such data and may prevent the use of such data, including our ability to provide such data to third parties that are incorporated into our service offerings. Furthermore, this may cause us to breach obligations to third parties to whom we may provide such data, such as third-party service or technology providers that are incorporated into our service offerings. In addition, this could interfere with or prevent data sourcing, data analyses, or limit other data-driven activities that benefit us. Moreover, we may be subject to claims, civil and/or criminal liability or government or state attorneys general investigations for use or disclosure of information by reason of lack of valid notice, permission, or waiver. These claims, liabilities or government or state attorneys general investigations could subject us to unexpected costs and adversely affect our financial condition and results of operations.

If our security measures are breached or unauthorized access to client data is otherwise obtained, our product and service offerings may be perceived as not being secure, Clients may reduce the use of or stop using our services, and we may incur significant liabilities.

Our business involves the storage and transmission of our Members’ proprietary information, including personal or identifying information regarding members and their protected health information (“PHI”). As a result, unauthorized access or security breaches to our system or platform as a result of third-party action, employee error, malfeasance, or otherwise could result in the loss or inappropriate use of information, litigation, indemnity obligations, damage to our reputation, and other liability including but not limited to government or state Attorney General investigations. Because the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until after they are launched against a target, we may not be able to anticipate these techniques or implement adequate preventative measures. Moreover, the detection, prevention, and remediation of known or unknown security vulnerabilities, including those arising from third-party hardware or software, may result in additional direct or indirect costs and management time.

Any or all of these issues could adversely affect our ability to attract new Clients, cause existing Clients to elect not to renew their contracts, result in reputational damage, or subject us to third-party lawsuits, regulatory fines, mandatory disclosures, or other action or liability, which could adversely affect our results of operations. Our general liability insurance may not be adequate to cover all potential claims to which we are exposed and may not be adequate to indemnify us for liability that may be imposed, or the losses associated with such events, and in any case, such insurance may not cover all of the specific costs, expenses, and losses we could incur in responding to and remediating a security breach. A security breach of another significant provider of cloud-based solutions may also negatively impact the demand for our product and service offerings.

If we are not able to enhance our reputation and brand recognition, we may not be able to execute our business strategy as planned.

We believe that enhancing our reputation and brand recognition is critical to maintaining our relationships with Continental Benefits’ existing Clients and to our ability to attract new Clients. The promotion of our Marpai brand may require us to make substantial investments and we anticipate that, as our market becomes increasingly competitive, these marketing initiatives may become increasingly difficult and expensive. Our marketing activities may not be successful or yield increased revenue, and to the extent that these activities yield increased revenue, the increased revenue may not offset the expenses we incur and our results of operations could be harmed. In addition, any factor that diminishes our reputation or that of our management, including failing to meet the expectations of our Clients, or any adverse publicity surrounding one of our investors or Clients, could make it substantially more difficult for us to attract new Clients. If we do not successfully enhance our reputation and brand recognition, our business may not grow and we could lose our relationships with Continental Benefits’ existing clients, which would harm our business, results of operations, and financial condition.

We may acquire other companies or technologies, which could divert our management’s attention, result in dilution to our stockholders, and otherwise disrupt our operations and we may have difficulty integrating any such acquisitions successfully or realizing the anticipated benefits therefrom, any of which could have an adverse effect on our business, financial condition, and results of operations.

We may seek to acquire or invest in businesses, applications, and services, or technologies that we believe could complement or expand our product and service offerings, enhance our A.I. capabilities, or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable acquisitions, whether they are consummated. We may have difficulty integrating other technologies, other team members, or selling our TopCare® program to acquired Clients and we may not be able to achieve the intended benefits from any such acquisition.

In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment at least annually. In the future, if our acquisitions do not yield expected returns, we may be required to take charges to our results of operations based on this impairment assessment process, which could adversely affect our results of operations.

Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our results of operations. In addition, if an acquired business fails to meet our expectations, our business, financial condition, and results of operations may suffer.

Global or regional health pandemics or epidemics, including COVID-19, could negatively impact our business operations, financial performance, and results of operations.

Our business and financial results could be negatively impacted by the recent outbreak of COVID-19 or other pandemics or epidemics. The severity, magnitude and duration of the current COVID-19 pandemic is uncertain, rapidly changing, and hard to predict. During 2021, COVID-19 has significantly impacted economic activity and markets around the world, and it could negatively impact our business in numerous ways, including but not limited to those outlined below:

●	the number of employers who will choose to self-insure or remain to be self-insured may decline;
●	Clients and prospective Clients may be less willing to pay the added fees for our TopCare® program due to significant capital constraints as a result of COVID-19 and the macro-economic environment;
●	Clients may have difficulty gaining timely access to sufficient credit or obtaining credit on reasonable terms, which could impair their ability to make timely payments to us;
●	disruptions or uncertainties related to the COVID-19 outbreak for a sustained period of time could result in delays or modifications to our strategic plans and initiatives and hinder our ability to achieve our business objectives.
●	illness, travel restrictions or workforce disruptions could negatively affect our business processes.
●	government or regulatory responses to pandemics could negatively impact our business. Mandatory lockdowns or other restrictions could materially adversely impact our operations and results.
●	the COVID-19 outbreak has increased volatility and pricing in the capital markets and volatility is likely to continue which could have a material adverse effect on our ability to obtain debt or equity financing to fund operations. Economic uncertainties or downturns in the general economy or the healthcare industry in general could disproportionately affect the demand for our product and service offerings and materially adversely affect our results of operations.

The spread of COVID-19, which has caused a broad impact globally, may materially affect us economically. While the potential economic impact brought by COVID-19, and the duration of such impact, may be difficult to assess or predict, the widespread pandemic has resulted in significant disruption of global financial markets, which could reduce our ability to access capital and negatively affect our future liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 and related government orders and restrictions could materially affect our business and the value of our Class A common stock. The COVID-19 pandemic continues to evolve rapidly. The ultimate impact of the COVID- 19 pandemic or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, healthcare systems, or the global economy.

These and other impacts of the COVID-19 or other global or regional health pandemics or epidemics could have the effect of heightening many of the other risks described in this “Item 1A. Risk Factors” section. We might not be able to predict or respond to all impacts on a timely basis to prevent near- or long-term adverse impacts to our results. The ultimate impact of these disruptions also depends on events beyond our knowledge or control, including the duration and severity of any outbreak and actions taken by parties other than us to respond to them. Any of these disruptions could have a negative impact on our business operations, financial performance, and results of operations, which impact could be material.

Risks Related to Managing Our Research and Development Operations in Israel

Potential political, economic, and military instability in the State of Israel, where our research and development facilities are located, may adversely affect our results of operations.

Our executive office, where we conduct primarily all our research and development activities, is in Israel. Many of our software and A.I. engineers are residents of Israel. Accordingly, political, economic, and military conditions in Israel and the surrounding region may directly affect our business and operations. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors, Hamas (an Islamist militia and political group in the Gaza Strip) and Hezbollah (an Islamist militia and political group in Lebanon). Any hostilities involving Israel or the interruption or curtailment of trade within Israel or between Israel and its trading partners could adversely affect our operations and results of operations and could make it more difficult for us to raise capital. To date, Israel faces political tension with respect to its relationships with Turkey, Iran and other Arab neighbor countries. In addition, recent political uprisings, and social unrest in various countries in the Middle East and North Africa are affecting the political stability of those countries. This instability may lead to deterioration of the political relationships that exist between Israel and these countries and have raised concerns regarding security in the region and the potential for armed conflict. In Syria, a country bordering Israel, a civil war is taking place. In addition, there are concerns that Iran, which has previously threatened to attack Israel, may step up its efforts to achieve nuclear capability. Iran is also believed to have a strong influence among extremist groups in the region, such as Hamas in Gaza and Hezbollah in Lebanon, as well as a growing presence in Syria. Additionally, the Islamic State of Iraq and Levant, or ISIL, a violent jihadist group whose stated purpose is to take control of the Middle East, remains active. The tension between Israel and Iran and/or these groups may escalate in the future and turn violent. Any potential future conflict could also include missile strikes against parts of Israel, including our offices. Political events in Israel may significantly affect our business, assets or operations. Social unrest, acts of terrorism, regime changes, changes in laws and regulations, political upheaval, and policy changes or enactments could negatively impact our business. Any armed conflicts, terrorist activities or political instability in the region could adversely affect our research and development activities, ability to innovate, and results of operations.

The relationship between the United States and Israel could be subject to sudden fluctuation and periodic tension. Changes in political conditions in Israel and changes in the state of U.S. relations with Israel are difficult to predict and could adversely affect our operations or cause potential target businesses or their goods and services to become less attractive.

Parties with whom we do business may be disinclined to travel to Israel during periods of heightened unrest or tension, forcing us to make alternative arrangements when necessary to meet our business partners face to face. In addition, the political and security situation in Israel may result in parties with whom we have agreements involving performance in Israel claiming that they are not obligated to perform their commitments under those agreements pursuant to force majeure provisions in such agreements.

Our insurance does not cover losses that may occur because of an event associated with the security situation in the Middle East or for any resulting disruption in our operations. Although the Israeli government has in the past covered the reinstatement value of direct damages that were caused by terrorist attacks or acts of war, we cannot be assured that this government coverage will be maintained or, if maintained, will be sufficient to compensate us fully for damages incurred and the government may cease providing such coverage or the coverage might not suffice to cover potential damages. Any losses or damages incurred by us could have a material adverse effect on our business. Any armed conflicts, political instability, terrorism, cyberattacks or any other hostilities involving, or threatening Israel would likely negatively affect business conditions generally and could harm our results of operations.

Our operations may be disrupted because of the obligation of Israeli citizens to perform military service.

Many Israeli citizens are obligated to perform one month, and in some cases more, of annual military reserve duty until they reach the age of 45 (or older, for reservists with certain occupations) and, in the event of a military conflict, may be called to active duty. In response to increases in terrorist activity, there have been periods of significant call-ups of military reservists. It is possible that there will be military reserve duty call-ups in the future. Any major escalation in hostilities in the region could result in a portion of our employees and service providers being called up to perform military duty for an extended period. Our operations could be disrupted by such call-ups. Such disruption could materially adversely affect our business, financial condition, and results of operations.

Because a certain portion of our expenses is incurred in currencies other than the US Dollar, our results of operations may be harmed by currency fluctuations and inflation.

Our reporting and functional currency is the U.S. Dollar, but a portion of our operations expenses are denominated in the New Israeli Shekel (“NIS”) — 10% or $2.0 million, in 2021. As a result, we are exposed to some currency fluctuation risks, largely derived from our current and future engagements for payroll and lease obligations in Israel. Fluctuation in the exchange rates of foreign currency has an influence on the cost of goods sold and our operating expenses. For instance, during the two-year period ending on December 31, 2021, the NIS has increased in value relative to U.S. dollars by over 10%, resulting in a 10% increase in our operating expenses in Israel. We may, in the future, decide to enter currency hedging transactions to decrease the risk of financial exposure from fluctuations in the exchange rate of the currencies mentioned above in relation to the US Dollar. These measures, however, may not adequately protect us from adverse effects.

There are costs and difficulties inherent in managing cross-border business operations.

Managing a business, operations, personnel, or assets in another country is challenging and costly. Any management that we may have (whether based abroad or in the United States) may be inexperienced in cross-border business practices and unaware of significant differences in accounting rules, legal regimes, and labor practices. Even with a seasoned and experienced management team, the costs and difficulties inherent in managing cross-border business operations, personnel and assets can be significant (and much higher than in a purely domestic business) and may negatively impact our financial and operational performance.

Employment and other material contracts we have with our Israeli employees are governed by Israeli laws. Our inability to enforce or obtain a remedy under these agreements could adversely affect our business and financial condition.

All employees were asked to sign employment agreements that contain confidentiality, non-compete and assignment of intellectual property provisions. The employment agreements between EYME and its employees in Israel are governed by Israeli laws. The system of laws and the enforcement of existing laws and contracts in Israel may not be as certain in implementation and interpretation as in the United States, leading to a higher than usual degree of uncertainty as to the outcome of any litigation. Our inability to enforce or obtain a remedy under any of these or future agreements could adversely affect our business and financial condition. Delay with respect to the enforcement of particular rules and regulations, including those relating to intellectual property, customs, tax, and labor, could also cause serious disruption to operations abroad and negatively impact our results.

Israeli courts have required employers seeking to enforce non-compete undertakings of a former employee to demonstrate that the competitive activities of the former employee will harm one of a limited number of material interests of the employer which have been recognized by the courts, such as the secrecy of a company’s confidential commercial information or the protection of its intellectual property. If we cannot demonstrate that such interests will be harmed, we may be unable to prevent our competitors from benefiting from the expertise of our former employees or consultants and our ability to remain competitive may be diminished.

Investors may have difficulties enforcing a U.S. judgment, including judgments based upon the civil liability provisions of the U.S. federal securities laws against one of our directors or asserting U.S. securities laws claims in Israel.

One director of ours is not a U.S. citizen and many of our intellectual property assets are located outside the United States. Service of process upon one of our directors and enforcement of judgments obtained in the United States against one of our directors may be difficult to obtain within the United States. We have been informed by our legal counsel in Israel that it may be difficult to assert claims under U.S. securities laws in original actions instituted in Israel or obtain a judgment based on the civil liability provisions of U.S. federal securities laws. Israeli courts may refuse to hear a claim based on a violation of U.S. securities laws against a director of ours because Israel may not be the most appropriate forum to bring such a claim. In addition, even if an Israeli court agrees to hear a claim, it may determine that Israeli law and not U.S. law is applicable to the claim. If U.S. law is found to be applicable, the content of applicable U.S. law must be proved as a fact, which can be a time-consuming and costly process. Certain matters of procedure will also be governed by Israeli law. There is little binding case law in Israel addressing the matters described above. Israeli courts might not enforce judgments rendered outside Israel, which may make it difficult to collect on judgments rendered against one of our directors.

Moreover, among other reasons, including but not limited to, fraud, a lack of due process, a judgment which is at variance with another judgment that was given in the same matter and if a suit in the same matter between the same parties was pending before a court or tribunal in Israel, an Israeli court will not enforce a foreign judgment if it was given in a state whose laws do not provide for the enforcement of judgments of Israeli courts (subject to exceptional cases) or if its enforcement is likely to prejudice the sovereignty or security of the State of Israel.

Unanticipated changes in our effective tax rate and additional tax liabilities, including as a result of our international operations or implementation of new tax rules, could harm our future results.

We are subject to income taxes in the United States and Israel. Our domestic and international tax liabilities are subject to the allocation of expenses in differing jurisdictions and complex transfer pricing regulations administered by taxing authorities in various jurisdictions. Tax rates in the jurisdictions in which we operate may change as a result of factors outside of our control or relevant taxing authorities may disagree with our determinations as to the income and expenses attributable to specific jurisdictions. In addition, changes in tax and trade laws, treaties or regulations, or their interpretation or enforcement, have become more unpredictable and may become more stringent, which could materially adversely affect our tax position.

Forecasting our estimated annual effective tax rate is complex and subject to uncertainty, and there may be material differences between our forecasted and actual effective tax rate. Our effective tax rate could be adversely affected by changes in the mix of earnings and losses in countries with differing statutory tax rates, certain non-deductible expenses, the valuation of deferred tax assets and liabilities, adjustments to income taxes upon finalization of tax returns, changes in available tax attributes, decision to repatriate non-U.S. earnings for which we have not previously provided for U.S. taxes, and changes in federal, state, or international tax laws and accounting principles.

Finally, we may be subject to income tax audits throughout the world. An adverse resolution of one or more uncertain tax positions in any period could have a material impact on our results of operations or financial condition for that period.

Risks Related to Protecting Our Technology and Intellectual Property

We rely on third-party providers, including Amazon Web Services, for computing infrastructure, network connectivity, and other technology-related services needed to deliver our service offerings. Any disruption in the services provided by such third-party providers could adversely affect our business and subject us to liability.

Our TopCare® program is hosted from and use computing infrastructure provided by third parties, including Amazon Web Services, and other computing infrastructure service providers. Our computing infrastructure service providers have no obligation to renew their agreements with us on commercially reasonable terms or at all. If we are unable to renew these agreements on commercially reasonable terms, or if one of our computing infrastructure service providers is acquired, we may be required to transition to a new provider and we may incur significant costs and possible service interruption in connection with doing so.

Problems faced by our computing infrastructure service providers, including those operated by Amazon Web Services, could adversely affect the experience of our Clients. Amazon Web Services has also had and may in the future experience significant service outages. Additionally, if our computing infrastructure service providers are unable to keep up with our growing needs for capacity, this could have an adverse effect on our business. For example, a rapid expansion of our business could affect our service levels or cause our third-party hosted systems to fail. Our agreements with third-party computing infrastructure service providers may not entitle us to service level credits that correspond with those we offer to our Clients.

Any changes in third-party service levels at our computing infrastructure service providers, or any related disruptions or performance problems with our product and service offering, could adversely affect our reputation and may damage our clients’ stored files, result in lengthy interruptions in our services, or result in potential losses of client data. Interruptions in our services might reduce our revenue, cause us to issue refunds to clients for prepaid and unused subscriptions, subject us to service level credit claims and potential liability, allow our clients to terminate their contracts with us, or adversely affect our renewal rates.

We rely on Internet infrastructure, bandwidth providers, data center providers, other third parties, and our own systems for providing services to our users, and any failure or interruption in the services provided by these third parties or our own systems could expose us to litigation, potentially require us to issue credits to our Clients, and negatively impact our relationships with Members or Clients, adversely affecting our brand and our business.

In addition to the services, we provide from our offices, we serve our Clients primarily from third-party data-hosting facilities. These facilities are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures, and similar events. They are also subject to break-ins, sabotage, intentional acts of vandalism, and similar misconduct. Their systems and servers could also be subject to hacking, spamming, ransomware, computer viruses or other malicious software, denial of service attacks, service disruptions, including the inability to process certain transactions, phishing attacks and unauthorized access attempts, including third parties gaining access to Members’ accounts using stolen or inferred credentials or other means, and may use such access to prevent use of Members’ accounts. Despite precautions taken at these facilities, the occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice, or other unanticipated problems at two or more of the facilities could result in lengthy interruptions in our services. Even with our disaster recovery arrangements, our services could be interrupted.

Our ability to deliver our Internet- and telecommunications-based services is dependent on the development and maintenance of the infrastructure of the Internet and other telecommunications services by third parties. This includes maintenance of a reliable network backbone with the necessary speed, data capacity, and security for providing reliable Internet access and services and reliable mobile device, telephone, facsimile, and pager systems, all at a predictable and reasonable cost. We have experienced and expect that we will experience interruptions and delays in services and availability from time to time.

We rely on internal systems as well as third-party vendors, including data center, bandwidth, and telecommunications equipment or service providers, to provide our services. We do not maintain redundant systems or facilities for some of these services. In the event of a catastrophic event with respect to one or more of these systems or facilities, we may experience an extended period of system unavailability, which could negatively impact our relationship with users or clients. To operate without interruption, both we and our service providers must guard against:

●	damage from fire, power loss, and other natural disasters;
●	communications failures;
●	security breaches, computer viruses, ransomware, and similar disruptive problems; and
●	other potential interruptions.

Any disruption in the network access, telecommunications, or co-location services provided by these third-party providers or any failure of or by these third-party providers or our own systems to handle the current or higher volume of use could significantly harm our business. We exercise limited control over these third-party vendors, which increases our vulnerability to problems with the services they provide.

Any errors, failures, interruptions, or delays experienced in connection with these third-party technologies and information services, or our own systems could negatively impact our relationships with users and clients, adversely affect our brands and business, and expose us to third-party liabilities. The insurance coverage under our policies may not be adequate to compensate us for all losses that may occur. In addition, we cannot provide assurance that we will continue to be able to obtain adequate insurance coverage at an acceptable cost.

The reliability and performance of the Internet may be harmed by increased usage or by denial-of- service attacks. The Internet has experienced a variety of outages and other delays because of damages to portions of its infrastructure, and it could face outages and delays in the future. These outages and delays could reduce the level of Internet usage as well as the availability of the Internet to us for delivery of our Internet-based services.

We typically provide service level commitments under our client contracts. If we fail to meet these contractual commitments, we could be obligated to provide credits or refunds for prepaid amounts related to unused subscription services or face contract terminations, which could adversely affect our results of operations.

Finally, recent changes in law could impact the cost and availability of necessary Internet infrastructure. Increased costs and/or decreased availability would negatively affect our results of operations.

We employ third-party licensed software and software components for use in or with our TopCare® program, and the inability to maintain these licenses or the presence of errors in the software we license could limit the functionality of our TopCare® program and result in increased costs or reduced service levels, which would adversely affect our business.

Our software applications might incorporate or interact with certain third-party software and software components (other than open-source software), such as claims processing software, obtained under licenses from other companies. We pay these third parties a license fee or royalty payment. We anticipate that we will continue to use such third-party software in the future.

Although we believe that there are commercially reasonable alternatives to the third-party software, we currently make available, this may not always be the case, or it may be difficult or costly to replace. Furthermore, these third parties may increase the price for licensing their software, which could negatively impact our results of operations. Our use of additional or alternative third-party software could require clients to enter into license agreements with third parties. In addition, if the third-party software we make available has errors or otherwise malfunctions, or if the third-party terminates its agreement with us, the functionality of our TopCare® program may be negatively impacted and our business may suffer.

Any failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and our brand.

Our success and ability to compete depend largely upon our intellectual property. To date, we have three patent applications pending in the U.S. We take reasonable steps to protect our intellectual property, especially when working with third parties. However, the steps we take to protect our intellectual property rights may be inadequate. For example, other parties, including our competitors, may independently develop similar technology, duplicate our services, or design around our intellectual property and, in such cases, we may not be able to assert our intellectual property rights against such parties. Further, our contractual arrangements may not effectively prevent disclosure of our confidential information or provide an adequate remedy in the event of unauthorized disclosure of our confidential information, and we may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our intellectual property rights.

We make business decisions about when to seek patent protection for a particular technology and when to rely upon trade secret protection, and the approach we select may ultimately prove to be inadequate. Even in cases where we seek patent protection, there is no assurance that the resulting patents will effectively protect every significant feature of our model, technology, or proprietary information, or provide us with any competitive advantages. Moreover, we cannot guarantee that any of our pending patent application will issue or be approved. The United States Patent and Trademark Office and various foreign governmental patent agencies also require compliance with several procedural, documentary, fee payment, and other similar provisions during the patent application process and after a patent has issued. There are situations in which noncompliance can result in abandonment or lapse of the patent, or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. If this occurs, our competitors might be able to enter the market, which would have a material adverse effect on our business. Effective trademark, copyright, patent, and trade secret protection may not be available in every country in which we conduct business. Further, intellectual property law, including statutory and case law, particularly in the United States, is constantly developing, and any changes in the law could make it harder for us to enforce our rights.

To protect our intellectual property rights, we may be required to spend significant resources to monitor and protect these rights. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming, and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property rights. An adverse determination of any litigation proceedings could put our intellectual property at risk of being invalidated or interpreted narrowly and could put our related pending patent applications at risk of not issuing. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential or sensitive information could be compromised by disclosure in the event of litigation. In addition, during litigation, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our Class A common stock. Negative publicity related to a decision by us to initiate such enforcement actions against a client or former client, regardless of its accuracy, may adversely impact our other client relationships or prospective client relationships, harm our brand and business, and could cause the market price of our Class A common stock to decline. Our failure to secure, protect, and enforce our intellectual property rights could adversely affect our brand and our business.

We may not be able to adequately defend against piracy of intellectual property in foreign jurisdictions.

Considerable research in A.I. is being performed in countries outside of the United States, and several potential competitors are in these countries. The laws protecting intellectual property in some of those countries may not provide adequate protection to prevent our competitors from misappropriating our intellectual property. Several of these potential competitors may be further along in the process of product development and operate large, company-funded research and development programs. As a result, our competitors may develop more competitive or affordable products, or achieve earlier patent protection or product commercialization than we are able to achieve. Competitive products may render any products or product candidates that we develop obsolete.

We may be sued by third parties for alleged infringement of their proprietary rights or misappropriation of intellectual property.

There is considerable patent and other intellectual property development activity in our industry. Our future success depends in part on not infringing upon the intellectual property rights of others. Our competitors, as well as a number of other entities and individuals, including so-called non-practicing entities (“NPEs”), may own or claim to own intellectual property relating to our TopCare® program. Not all employees and contractors of Continental Benefits have signed non-compete and non-disclosure agreements with the Company. From time to time, third parties may claim that we are infringing upon their intellectual property rights or that we have misappropriated their intellectual property. For example, in some cases, very broad patents are granted that may be interpreted as covering a wide field of healthcare data storage and analytics solutions or machine learning and predictive modeling methods in healthcare. As competition in our market grows, the possibility of patent infringement, trademark infringement, and other intellectual property claims against us increases. In the future, we expect others to claim that our TopCare® program and underlying technology infringe or violate their intellectual property rights. In a patent infringement claims against us, we may assert, as a defense, that we do not infringe the relevant patent claims, that the patent is invalid or both. The strength of our defenses will depend on the patents asserted, the interpretation of these patents, and our ability to invalidate the asserted patents. However, we could be unsuccessful in advancing non-infringement and/or invalidity arguments in our defense. In the United States, issued patents enjoy a presumption of validity, and the party challenging the validity of a patent claim must present clear and convincing evidence of invalidity, which is a high burden of proof. Conversely, the patent owner need only prove infringement by a preponderance of the evidence, which is a lower burden of proof. We may be unaware of the intellectual property rights that others may claim cover some or all our technology or services. Because patent applications can take years to issue and are often afforded confidentiality for some period there may currently be pending applications, unknown to us, that later result in issued patents that could cover one or more aspects of our technology and services. Any claims or litigation could cause us to incur significant expenses and, whether successfully asserted against us, could require that we pay substantial damages, ongoing royalty or license payments, or settlement fees, prevent us from offering our TopCare® program or using certain technologies, require us to re-engineer all or a portion of our platform, or require that we comply with other unfavorable terms. We may also be obligated to indemnify our clients or business partners or pay substantial settlement costs, including royalty payments, in connection with any such claim or litigation and to obtain licenses, modify applications, or refund fees, which could be costly. Even if we were to prevail in such a dispute, any litigation regarding our intellectual property could be costly and time-consuming and divert the attention of our management and key personnel from our business operations.

Our TopCare® program utilizes open-source software, and any failure to comply with the terms of one or more of these open-source licenses could adversely affect our business.

We use software modules licensed to us by third-party authors under “open-source” licenses in our TopCare® program. Some open-source licenses contain affirmative obligations or restrictive terms that could adversely impact our business, such as restrictions on commercialization or obligations to make available modified or derivative works of certain open-source code. If we were to combine our proprietary software with certain open-source software subject to these licenses in a certain manner, we could, under certain open-source licenses, be required to release or otherwise make available the source code to us proprietary software to the public. This would allow our competitors to create similar products with lower development effort and time and ultimately could result in a loss of sales for us.

Although we employ practices designed to manage our compliance with open-source licenses and protect our proprietary source code, we may inadvertently use open-source software in a manner we do not intend and that could expose us to claims for breach of contract and intellectual property infringement. If we are held to have breached the terms of an open-source software license, we could be required to, among other things, seek licenses from third parties to continue offering our products on terms that are not economically feasible, pay damages to third parties, to re-engineer our products, to discontinue the sale of our products if re-engineering cannot be accomplished on a timely basis, or to make generally available, in source code form, a portion of our proprietary code, any of which could adversely affect our business, results of operations, and financial condition. The terms of many open-source licenses have not been interpreted by U.S. courts, and, as a result, there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to commercialize our TopCare® program.

Risks Related to Conducting our Business Under a Complex and Evolving Set of Governmental Regulations

Government regulation of healthcare creates risks and challenges with respect to our compliance efforts and our business strategies.

The healthcare industry is highly regulated and is subject to changing political, legislative, regulatory, and other influences. Existing and new laws and regulations affecting the healthcare industry, or changes to existing laws and regulations, including the potential amendment or repeal of all or parts of the Affordable Care Act (“ACA”), including the effects of court challenges or additional changes to its implementation, the possible enactment of additional federal or state health care reforms and possible changes to other federal, state or local laws or regulations affecting the health care industry, including expanding government-funded healthcare insurance options or implementing a single-payer proposal (often referred to as “Medicare for All”), and also including any such laws or governmental regulations which are adopted in response to the COVID-19 pandemic, could create unexpected liabilities for us, cause us to incur additional costs, and restrict our operations. Reforming the healthcare industry has been a priority for U.S. politicians, and key members of the legislative and executive branches have proposed a wide variety of potential changes and policy goals. Certain changes to laws impacting our industry, or perceived intentions to do so, could affect our business and results of operations.

Many healthcare laws are complex, and their application to specific services and relationships may not be clear. In particular, many existing healthcare laws and regulations, when enacted, did not anticipate the data analytics and improvement services that we provide, and these laws and regulations may be applied to our product and service offerings in ways that we do not anticipate, particularly as we develop and release new and more sophisticated solutions. Our failure to accurately anticipate the application of these laws and regulations, or our other failure to comply with them, could create significant liability for us, result in adverse publicity, and negatively affect our business. Some of the risks we face from healthcare regulation are described below:

●	False Claims Laws. There are numerous federal and state laws that prohibit submission of false information, or the failure to disclose information, in connection with submission (or causing the submission) and payment of claims for reimbursement. For example, the federal civil False Claims Act prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, to the U.S. federal government, claims for payment or approval that are false or fraudulent, or knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim. In addition, the government may assert that a claim including items and services resulting from a violation of the U.S. federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act. If our advisory services to clients are associated with action by clients that is determined or alleged to be in violation of these laws and regulations, it is possible that an enforcement agency would also try to hold us accountable. Any determination by a court or regulatory agency that we have violated these laws could subject us to significant civil or criminal penalties, invalidate all or portions of some of our client contracts, require us to change or terminate some portions of our business, require us to refund portions of us services fees, subject us to additional reporting requirements and oversight under a corporate integrity agreement or similar agreement to resolve allegations of noncompliance with these laws, cause us to be disqualified from serving clients doing business with government payers, and have an adverse effect on our business. Our Clients’ failure to comply with these laws and regulations in connection with our services could result in substantial liability (including, but not limited to, criminal liability), adversely affect demand for our services, and force us to expend significant capital, research and development, and other resources to address the failure.
●	Health Data Privacy Laws. There are numerous federal and state laws related to health information privacy. In particular, the federal Health Insurance Portability and Accountability Act of 1996, as amended by the HITECH and their implementing regulations, which we collectively refer to as “HIPAA,” include privacy standards that protect individual privacy by limiting the uses and disclosures of PHI and implementing data security standards that require covered entities to implement administrative, physical, and technological safeguards to ensure the confidentiality, integrity, availability, and security of PHI in electronic form. In addition to enforcement actions initiated by regulatory bodies under HIPAA, violations or breaches caused by us or our contractors may result in related claims against us by clients, which may be predicated upon underlying contractual responsibilities, and by Members, which may be predicated upon tort law or state privacy claims, as HIPAA does not contain a private right of action. HIPAA also specifies formats that must be used in certain electronic transactions, such as admission and discharge messages and limits the fees that may be charged for certain transactions, including claim payment transactions. By processing and maintaining PHI on behalf of our covered entity clients, we are a HIPAA business associate and mandated by HIPAA to enter into written agreements with our covered entity clients — known as Business Associate Agreements (“BAAs”) — that require us to safeguard PHI. BAAs typically include:
●	a description of our permitted uses of PHI;
●	a covenant not to disclose that information except as permitted under the BAA and to require that our subcontractors, if any, are subject to the substantially similar restrictions;
●	assurances that reasonable and appropriate administrative, physical, and technical safeguards are in place to prevent misuse of PHI;
●	an obligation to report to our client any use or disclosure of PHI other than as provided for in the BAA;
●	a prohibition against our use or disclosure of PHI if a similar use or disclosure by our client would violate the HIPAA standards;
●	the ability of our clients to terminate the underlying support agreement if we breach a material term of the BAA and are unable to cure the breach;
●	the requirement to return or destroy all PHI at the end of our services agreement; and
●	access by the Department of Health and Human Services (“HHS”) to our internal practices, books, and records to validate that we are safeguarding PHI.

In addition, we are also required to maintain BAAs, which contain similar provisions, with our subcontractors that access or otherwise process PHI on our behalf.

We may not be able to adequately address the business risks created by HIPAA implementation, and meet the requirements imposed by HIPAA. Furthermore, we are unable to predict what changes to HIPAA or other laws or regulations might be made in the future or how those changes could affect our business or the costs of compliance. For example, in 2018, the HHS Office for Civil Rights published a Request for Information in the Federal Register seeking comments on several areas in which HHS is considering making both minor and significant modifications to the HIPAA privacy and security standards to, among other things, improve care coordination. We are unable to predict what, if any, impact the changes in such standards will have on our compliance costs or our product and service offerings.

We will also require large sets of de-identified information to enable us to continue to develop A.I. algorithms that enhance our product and service offerings. If we are unable to secure these rights in Client BAAs or because of any future changes to HIPAA or other applicable laws, we may face limitations on the use of PHI and our ability to use de-identified information that could negatively affect the scope of our product and service offering as well as impair our ability to provide upgrades and enhancements to our services.

We outsource important aspects of the storage and transmission of client and member information, and thus rely on third parties to manage functions that have material cyber-security risks. We attempt to address these risks by requiring outsourcing subcontractors who handle client information to sign BAAs contractually requiring those subcontractors to adequately safeguard PHI in a similar manner that applies to us and in some cases by requiring such outsourcing subcontractors to undergo third-party security examinations as well as to protect the confidentiality of other sensitive client information. In addition, we periodically hire third-party security experts to assess and test our security measures. However, we cannot be assured that these contractual measures and other safeguards will adequately protect us from the risks associated with the storage and transmission of client proprietary information and PHI.

CMS takes the position that an electronic fund transfer (“EFT”) payment to a health care provider is a “standard transaction” under HIPAA. As a “standard transaction”, these provider payments may be subject to certain limitations on the fees that may be charged for an EFT payment transaction with a health care provider. We outsource important aspects of our EFT payments to health care providers and thus rely on third parties to manage the EFT transactions and assure that the fees charged comply with HIPAA. The application of HIPAA to EFT payments is complex, and their application to specific value-added services for health care providers may not be clear. Our failure to accurately anticipate the application of HIPAA’s fee restrictions on certain standard transactions could create significant liability for us, resulting in negative publicity, and material adverse effect on our business and operating results.

In addition to the HIPAA privacy and security standards, most states have enacted patient confidentiality laws that protect against the disclosure of confidential medical and other personally identifiable information (“PII”) and many states have adopted or are considering new privacy laws, including legislation that would mandate new privacy safeguards, security standards, and data security breach notification requirements. Such state laws, if more stringent than HIPAA requirements, are not preempted by the federal requirements, and we are required to comply with them. In addition, the Federal Trade Commission, and analogous state agencies, may apply consumer protection laws to the context of data privacy. For example, the Federal Trade Commission has sanctioned companies for unfair trade practices when they failed to implement adequate security protection measures for sensitive personal information, or when they provided inadequate disclosures to consumers about the expansive scope of data mined from consumer activity.

Failure by us to comply with any of the federal and state standards regarding patient privacy and/or privacy more generally may subject us to penalties, including significant civil monetary penalties and, in some circumstances, criminal penalties. In addition, such failure may injure our reputation and adversely affect our ability to retain clients and attract new clients.

Even an unsuccessful challenge by regulatory authorities of our activities could result in adverse publicity and could require a costly response from us.

●	Anti-Kickback and Anti-Bribery Laws. There are federal and state laws that prohibit payment for patient referrals, patient brokering, remuneration of members, or billing based on referrals between individuals or entities that have various financial, ownership, or other business relationships with healthcare providers. In particular, the federal Anti-Kickback Statute prohibits offering, paying, soliciting, or receiving anything of value, directly or indirectly, for the referral of members covered by Medicare, Medicaid, and other federal healthcare programs or the leasing, purchasing, ordering, or arranging for or recommending the lease, purchase, or order of any item, good, facility, or service covered by these programs. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation. Some enforcement activities focus on below or above market payments for federally reimbursable health care items or services as evidence of the intent to provide a kickback. Many states also have similar anti-kickback laws, some of which are applicable to all patients and that are not necessarily limited to items or services for which payment is made by a federal healthcare program. In addition, the federal physician self-referral prohibition — the Stark Law — is very complex in its application and prohibits physicians (and certain other healthcare professionals) from making a referral for a designated health service to a provider in which the referring healthcare professional (or spouse or any immediate family member) has a financial or ownership interest, unless an enumerated exception applies. The Stark Law also prohibits the billing for services rendered resulting from an impermissible referral. Many states also have similar anti-referral laws that are not necessarily limited to items or services for which payment is made by a federal healthcare program and may include patient disclosure requirements. Moreover, both federal and state laws prohibit bribery and similar behavior. Any determination by a state or federal regulatory agency that we or any of our clients, vendors, or partners violate or have violated any of these laws could subject us to significant civil or criminal penalties, require us to change or terminate some portions of our business, require us to refund portions of our services fees, subject us to additional reporting requirements and oversight under a corporate integrity agreement or similar agreement to resolve allegations of noncompliance with these laws, cause us to be disqualified from serving clients doing business with government payers, and have an adverse effect on our business. Even an unsuccessful challenge by regulatory authorities of our activities could result in adverse publicity and could require a costly response from us.
●	Corporate Practice of Medicine Laws and Fee-Splitting Laws. Many states have enacted laws prohibiting physicians from practicing medicine in partnership with non-physicians, such as business corporations. In addition, many states prohibit certain licensed professionals, such as physicians, from splitting professional fees with non-licensees. As we do not engage in the practice of medicine, we do not contract with providers to render medical care, and we do not split fees with any medical professionals, we do not believe these laws restrict our business. Our activities involve only monitoring and analyzing historical claims data, including our Members’ interactions with licensed healthcare professionals, and recommend the most suitable healthcare providers and/or sources of treatment. We do not provide medical prognosis or healthcare. In accordance with various states’ corporate practice of medicine laws and states’ laws and regulations which define the practice of medicine, our call center staff are prohibited from providing Members with any evaluation of any medical condition, diagnosis, prescription, care and/or treatment. Rather, our call center staff can only provide Members with general and publicly available information that is non-specific to the Members’ medical conditions and statistical information about the prevalence of medical conditions within certain populations or under certain circumstances. Our call center staffs do not discuss Members’ individual medical conditions and are prohibited from asking Members for any additional protected health information (PHI) as such term is defined under HIPAA. Our call center staff have been trained and instructed to always inform Members that they are not licensed medical professionals, are not providing medical advice, and that Members should reach out to their medical provider for any medical advice.
●	Medical professional regulation. The practice of most healthcare professions requires licensing under applicable state law. In addition, the laws in some states prohibit business entities from practicing medicine. In the future, we may contract with physicians, nurses, and nurse practitioners, who will assist our clients with the clients’ care coordination, care management, population health management, and patient safety activities that do not constitute the practice of medicine. We do not intend to provide medical care, treatment, or advice. However, any determination that we are acting in the capacity of a healthcare provider and acted improperly as a healthcare provider may result in additional compliance requirements, expense, and liability to us, and require us to change or terminate some portions of our business, including the use of licensed professionals to conduct the foregoing activities.
●	Medical Device Laws. The FDA may regulate medical or health-related software, including machine learning functionality and predictive algorithms, if such software falls within the definition of a “device” under the federal Food, Drug, and Cosmetic Act (“FDCA”). However, the FDA exercises enforcement discretion for certain low-risk software, as described in its guidance documents for Mobile Medical Applications, General Wellness: Policy for Low-Risk Devices, and Medical Device Data Systems, Medical Image Storage Devices, and Medical Image Communications Devices. In addition, in December of 2016, President Obama signed into law the 21st Century Cures Act, which included exemptions for certain medical-related software, including software used for administrative support functions at a healthcare facility, software intended for maintaining or encouraging a healthy lifestyle, EHR software, software for transferring, storing, or displaying medical device data or in vitro diagnostic data, and certain clinical decision support software. The FDA has also issued draft guidance documents to clarify how it intends to interpret and apply the new exemptions under the 21st Century Cures Act. Although we believe that our software products are currently not subject to active FDA regulation, we continue to follow the FDA’s developments in this area. There is a risk that the FDA could disagree with our determination or that the FDA could develop new final guidance documents that would subject our Product to active FDA oversight. If the FDA determines that any of our current or future analytics applications are regulated as medical devices, we would become subject to various requirements under the FDCA and the FDA’s implementing regulations. Depending on the functionality and FDA classification of our analytics applications, we may be required to:
●	register and list our A.I. products with the FDA;

●	notify the FDA and demonstrate substantial equivalence to other products on the market before marketing our analytics applications;
●	submit a de novo request to the FDA to down-classify our analytics applications prior to marketing; or
●	obtain FDA approval by demonstrating safety and effectiveness before marketing our analytics applications.

The FDA can impose extensive requirements governing pre- and post-market conditions, such as service investigation and others relating to approval, labeling, and manufacturing. In addition, the FDA can impose extensive requirements governing software development controls and quality assurance processes.

The AI algorithm is currently manufactured in Israel by Marpai Labs. The manufacturer is in the process of meeting all FDA importation clearance for the device. Additionally, the manufacturer is in the process of listing itself as a manufacturer with the FDA.

The AI algorithm has undergone testing to follow the Quality System regulation (that includes camp’s) (good manufacturing practices) and QC controls in the design, development, AI training and testing. Marpai AI algorithms have been validated by our R&D team to determine generalizability, accuracy and reliability and are monitored carefully. Additionally, the algorithms were trained on large, diverse patient datasets to ensure they are not biased and that they perform as assumed across diverse sets of patients and settings. The regulatory landscape is evolving, and FDA is in the process of issuing a comprehensive guidance on AI software which may change how our product is regulated.

Many states have licensing and other regulatory requirements requiring licensing of businesses which provide medical review services. These laws typically establish minimum standards for qualifications of personnel, confidentiality, internal quality control, and dispute resolution procedures. To the extent we are governed by these regulations, these regulatory programs may result in increased costs of operation for us, which may have an adverse impact upon our ability to compete with other available alternatives for healthcare cost control. In addition, new laws regulating the operation of managed care provider networks have been adopted by several states. These laws may apply to managed care provider networks we have contracts with. To the extent we are governed by these regulations, we may be subject to additional licensing requirements, financial and operational oversight and procedural standards for beneficiaries and providers.

These laws and regulations may change rapidly, and it is frequently unclear how they apply to our business. Any failure of our products or services to comply with these laws and regulations could result in substantial civil or criminal liability and could, among other things, adversely affect demand for our services, force us to expend significant capital, research and development, and other resources to address the failure, invalidate all or portions of some of our contracts with our clients, require us to change or terminate some portions of our business, require us to refund portions of our revenue, cause us to be disqualified from serving clients doing business with government payers, and give our clients the right to terminate our contracts with them, any one of which could have an adverse effect on our business. Additionally, the introduction of new services may require us to comply with additional, yet undetermined, laws and regulations.

The security measures that we and our third-party vendors and subcontractors have in place to ensure compliance with privacy and data protection laws may not protect our facilities and systems from security breaches, acts of vandalism or theft, computer viruses, misplaced or lost data, programming and human errors, or other similar events. Under the HITECH Act, as a business associate, we may also be liable for privacy and security breaches and failures of our subcontractors, in addition to those that may be caused by us. Even though we provide for appropriate protections through our agreements with our subcontractors, we still have limited control over their actions and practices. A breach of privacy or security of individually identifiable health information by a subcontractor may result in an enforcement action, including criminal and civil liability, against us. We are not able to predict the extent of the impact such incidents may have on our business.

Our failure to comply may result in criminal and civil liability because the potential for enforcement action against business associates is now greater. Enforcement actions against us could be costly and could interrupt regular operations, which may adversely affect our business. While we have not received any notices of violation of the applicable privacy and data protection laws and believe we are in compliance with such laws, there can be no assurances that we will not receive such notices in the future or suffer a breach.

There is ongoing concern from privacy advocates, regulators, and others regarding data protection and privacy issues, and the number of jurisdictions with data protection and privacy laws has been increasing. Also, there are ongoing public policy discussions regarding whether the standards for de-identified, anonymous, or pseudonymized health information are sufficient, and the risk of re-identification sufficiently small, to adequately protect patient privacy. We expect that there will continue to be new proposed laws, regulations, and industry standards concerning privacy, data protection, and information security in the United States, including the California Consumer Privacy Act, which went into effect January 1, 2020, and similar laws which will take effect in Colorado and Virginia in 2023. We cannot yet determine the impact that any such future laws, regulations, and standards may have on our business. Future laws, regulations, standards, and other obligations, and changes in the interpretation of existing laws, regulations, standards, and other obligations could impair our or our clients’ ability to collect, use, or disclose information relating to consumers, which could decrease demand for or the effectiveness of our platform, increase our costs, and impair our ability to maintain and grow our client base and increase our revenue. New laws, amendments to or re-interpretations of existing laws and regulations, industry standards, contractual obligations, and other obligations may require us to incur additional costs and restrict our business operations. In view of new or modified federal, state, or foreign laws and regulations, industry standards, contractual obligations, and other legal obligations, or any changes in their interpretation, we may find it necessary or desirable to fundamentally change our business activities and practices or to expend significant resources to modify our software or platform and otherwise adapt to these changes.

Any failure or perceived failure by us to comply with federal or state laws or regulations, industry standards, or other legal obligations, or any actual or suspected security incident, whether or not resulting in unauthorized access to, or acquisition, release, or transfer of personally identifiable information or other data, may result in governmental enforcement actions and prosecutions, private litigation, fines, and penalties or adverse publicity and could cause our clients to lose trust in us, which could have an adverse effect on our reputation and business. We may be unable to make such changes and modifications in a commercially reasonable manner or at all, and our ability to develop new products and features could be limited. Any of these developments could harm our business, financial condition, and results of operations. Privacy and data security concerns, whether valid or not valid, may inhibit market adoption of our platform.

Further, on February 11, 2019, Office of the National Coordinator for Health Information Technology (“ONC”) and Centers for Medicare & Medicaid Services (“CMS”) proposed complementary new rules to support access, exchange, and use of electronic health information (“EHI”). The proposed rules, some of which have now been finalized and are in effect, are intended to clarify provisions of the 21st Century Cures Act regarding interoperability and “information blocking,” and have created significant new requirements for health care industry participants.

The CMS proposed rule focuses on health plans, payers, and health care providers and proposes measures to enable members to move from health plan to health plan, provider to provider, and have both their clinical and administrative information travel with them.

The rules, some of which have recently taken effect, may benefit us in that certain EHR vendors will no longer be permitted to interfere with our attempts at integration, but the rules may also make it easier for other similar companies to enter the market, creating increased competition, and reducing our market share. It is unclear at this time what the costs of compliance with the rules will be, and what additional risks there may be to our business, as only portions of the rules have become effective.

Management has limited administrative experience obtaining and maintaining the proper licensure and authorizations required for us to conduct TPA business.

We are required to maintain a Third-Party Administrator License in 43 states and are required to maintain registration as a foreign corporation in every state but Delaware, where we are incorporated. Management has limited experience in administering these licensures and authorizations. Our failure to maintain any Third-Party Administrator License or foreign qualification to do business will prohibit us from doing business in each state, and/or subject us to fines and other penalties. Our inability to maintain these licenses and qualifications will restrict our ability to conduct our TPA business or otherwise have a material adverse effect on our operations.

The healthcare regulatory and political framework is uncertain and evolving.

Healthcare laws and regulations are rapidly evolving and may change significantly in the future, which could adversely affect our financial condition and results of operations. For example, in March 2010, the Patient Protection and ACA was adopted, which is a healthcare reform measure that provides healthcare insurance for approximately 30 million more Americans. The ACA includes a variety of healthcare reform provisions and requirements that substantially changed the way healthcare is financed by both governmental and private insurers, which may significantly impact our industry and our business. Many of the provisions of the ACA phase in over the course of the next several years, and we may be unable to predict accurately what effect the ACA or other healthcare reform measures that may be adopted in the future, including amendments to the ACA, will have on our business. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the Fifth Circuit U.S. Court of Appeals held that the individual mandate is unconstitutional and remanded the case to the lower court to reconsider its earlier invalidation of the full ACA. Pending review, the ACA remains in effect, but it is unclear at this time what effect the latest ruling will have on the status of the ACA. Nevertheless, upon review by the U.S. Supreme Court, the plaintiffs in the Texas action were determined to lack standing, and as such, the case was reversed and remanded.

Our business could be adversely impacted by changes in laws and regulations related to the Internet or changes in access to the Internet generally.

The future success of our business depends upon the continued use of the Internet as a primary medium for communication, business applications, and commerce. Federal or state government bodies or agencies have in the past adopted, and may in the future adopt, laws or regulations affecting the use of the Internet as a commercial medium. Legislators, regulators, or government bodies or agencies may also make legal or regulatory changes or interpret or apply existing laws or regulations that relate to the use of the Internet in new and materially different ways. Changes in these laws, regulations or interpretations could require us to modify our platform to comply with these changes, to incur substantial additional costs or divert resources that could otherwise be deployed to grow our business, or expose us to unanticipated civil or criminal liability, among other things.

In addition, government agencies and private organizations have imposed, and may in the future impose, additional taxes, fees, or other charges for accessing the Internet or commerce conducted via the Internet. Internet access is frequently provided by companies that have significant market power and could take actions that degrade, disrupt, or increase the cost of our clients’ use of our platform, which could negatively impact our business. Net neutrality rules, which were designed to ensure that all online content is treated the same by Internet service providers and other companies that provide broadband services were repealed by the Federal Communications Commission effective June 2018. The repeal of the net neutrality rules could force us to incur greater operating expenses or our clients’ use of our platform could be adversely affected, either of which could harm our business and results of operations.

These developments could limit the growth of Internet-related commerce or communications generally or result in reductions in the demand for Internet-based platforms and services such as ours, increased costs to us or the disruption of our business. In addition, as the Internet continues to experience growth in the numbers of users, frequency of use and amount of data transmitted, the use of the Internet as a business tool could be adversely affected due to delays in the development or adoption of new standards and protocols to handle increased demands of Internet activity, security, reliability, cost, ease-of-use, accessibility, and quality of service. The performance of the Internet and its acceptance as a business tool has been adversely affected by “viruses,” “worms,” and similar malicious programs and the Internet has experienced a variety of outages and other delays because of damage to portions of its infrastructure. If the use of the Internet generally, or our platform specifically, is adversely affected by these or other issues, we could be forced to incur substantial costs, demand for our platform could decline, and our results of operations and financial condition could be harmed.

Risks Related to Operating as a Public Emerging Growth Company

The requirements of being a public company may strain our resources, divert management’s attention, and affect our ability to attract and retain executive management and qualified board members.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934 (the Exchange Act), the listing standards of Nasdaq and other applicable securities rules and regulations. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting, and financial compliance costs, make some activities more difficult, time-consuming, and costly, and place significant strain on our personnel, systems, and resources. For example, the Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and results of operations. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could harm our business, results of operations, and financial condition.

We also expect that being a public company and these rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

As a result of disclosure of information in filings required of a public company, our business and financial condition is more visible, which may result in an increased risk of threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and results of operations could be harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and harm our business, results of operations, and financial condition.

We have identified material weaknesses in our internal control over financial reporting. If our remediations are not effective, or if we experience additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls in the future, we may not be able to accurately or timely report our financial conditions or results or operations, or prevent fraud, which may adversely affect investor confidence in our Company and as a result, the market price of our shares and Warrants.

As a public company, we are required to maintain internal control over financial reporting and will be required to report any material weaknesses in such internal control. In addition, once we cease to be an “emerging growth company” as such term is defined in the JOBS Act, our independent registered public accounting firm must attest to and report on the effectiveness of our internal control over financial reporting. According to the U.S. Public Company Accounting Oversight Board, a material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. If we fail to remediate the material weaknesses, or are otherwise unable to maintain effective internal control over financial reporting, management could be required to expend significant resources and we could fail to meet our public reporting requirements on a timely basis, and be subject to fines, penalties, investigations or judgements, all of which could negatively affect investor confidence and adversely impact our stock price.

As was previously disclosed in our Form 10 Q filed on December 14, 2021, in preparation for our IPO, we identified a material weakness in our internal control over financial reporting related to our control environment. Specifically, we determined that we have not maintained adequate formal accounting policies, processes and controls related to complex transactions. We also determined that we have not maintained sufficient staffing or written policies and procedures for accounting and financial reporting, which contributed to the lack of a formalized process or controls for management’s timely review and approval of financial information. More specifically, we have determined that our financial statement close process includes significant control gaps mainly driven by the small size of our accounting and finance staff and, as a result, a significant lack of appropriate segregation of duties. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. This material weakness in our internal control over financial reporting continued as of December 31, 2021.

We are in the process of implementing a number of measures to address the material weakness that has been identified including: (i) engaging additional accounting and financial reporting personnel with U.S. GAAP, and SEC reporting experience, (ii) developing, communicating and implementing an accounting policy manual for our accounting and financial reporting personnel for recurring transactions and period-end closing processes, and (iii) establishing effective monitoring and oversight controls for non-recurring and complex transactions to ensure the accuracy and completeness of our consolidated financial statements and related disclosures.

We intend to complete the implementation of our remediation plan during 2022. Although we believe that our remediation plan will improve our internal control over financial reporting, additional time may be required to fully implement it and to make conclusions regarding the effectiveness of our internal control over financial reporting. Our management will closely monitor and modify, as appropriate, the remediation plan to eliminate the identified material weakness. While we believe that these efforts will improve our internal control over financial reporting in accordance with U.S. GAAP and SEC reporting requirements, the implementation of these measures is ongoing and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles. We cannot assure you that the measures we have taken to date, and are continuing to implement, will be sufficient to establish and maintain effective internal control over financial reporting.

Risk Related to Our Class A Common Shares

Our issuance of additional capital stock in connection with financings, acquisitions, investments, our 2021 Global Stock Incentive Plan or otherwise will dilute all other stockholders.

We expect that we will need to raise additional capital through equity and possibly debt financings to fund our ongoing operations and possible acquisitions. If we raise capital through equity financings in the future, that will result in dilution to all other stockholders. If we raise debt in the future, this debt may be perceived as increasing the risk associated with investing in our Class A Common Stock which may have a negative impact on the price of the stock. We also expect to grant substantial equity awards to employees, directors, and consultants under our 2021 Global Stock Incentive Plan and we expect to ask our shareholders to approve a substantial increase to this incentive plan which will enable our board of directors to grant additional equity grants in the future, all of which will result in dilution or potential dilution to all the stockholders. As part of our business strategy, we may acquire or make investments in complementary companies, products, or technologies and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per-share value of our Class A common stock to decline.

We do not intend to pay dividends on our Class A common stock and, consequently, the ability of Class A common stockholders to achieve a return on investment will depend on appreciation, if any, in the price of our Class A common stock.

You should not rely on an investment in our Class A common stock to provide dividend income. We do not plan to declare or pay any dividends on our capital stock in the foreseeable future. Instead, we intend to retain any earnings to finance the operation and expansion of our business. As a result, Class A common stockholders may only receive a return on investment if the market price of our Class A common stock increases.

Certain of our founding shareholders will continue to own a significant percentage of our Class A common stock and will be able to exert significant control over matters subject to shareholder approval. -

Certain of our founding shareholders, including HillCour Investment Fund, LLC, WellEnterprises USA, LLC, Eli David, Yaron Eitan, Grays West Ventures LLC, and our Chief Executive Officer, Edmundo Gonzalez, collectively beneficially own more than 70% of our total voting power through an Agreement Relating to Voting Power Between Co-Founders of Marpai, Inc. and Grant of a Power of Attorney. These shareholders will collectively beneficially own approximately 41.3%. These shareholders can substantially influence us through this ownership position. For example, these shareholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction.

The interests of these shareholders may not always coincide with our corporate interests or the interests of other shareholders, and these shareholders may act in a manner with which you may not agree or that may not be in the best interests of our other shareholders. So long as these shareholders continue to own a significant amount of our equity collectively beneficially, they will continue to be able to strongly influence or effectively control our decisions.

As a “controlled company” under the rules of the Nasdaq Capital Market, we are exempt our company from certain corporate governance requirements that could have an adverse effect on our shareholders.

Certain of our founding shareholders including HillCour Investment Fund, LLC, WellEnterprises USA, LLC, Eli David, Yaron Eitan Grays West Ventures LLC and our Chief Executive Officer, Edmundo Gonzalez collectively beneficially own 41.3% of our total voting power through an Agreement Relating to Voting Power Between Co-Founders of Marpai, Inc. and Grant of a Power of Attorney and Proxy more fully described herein. As such, we meet the definition of a “controlled company” under the corporate governance standards for Nasdaq listed companies and we will be eligible to utilize certain exemptions from the corporate governance requirements of the Nasdaq Stock Market. We are a “controlled company” within the meaning of Nasdaq Listing Rule 5615(c). As a controlled company, we qualify for, and our board of directors, the composition of which is and will be controlled by these shareholders may rely upon, exemptions from several of Nasdaq’s corporate governance requirements, including requirements that:

●	most of the board of directors consist of independent directors
●	compensation of officers be determined or recommended to the board of directors by a majority of its independent directors or by a compensation committee comprised solely of independent directors; and
●	director nominees be selected or recommended to the board of directors by a majority of its independent directors or by a nominating committee that is composed entirely of independent directors.

As long as our officers and directors, either individually or in the aggregate, own at least 50% of the voting power of our Company, we are a “controlled company” as defined under Nasdaq Marketplace Rules.

Accordingly, to the extent that we choose to rely on one or more of these exemptions, our shareholders would not be afforded the same protections generally as shareholders of other Nasdaq-listed companies for so long as these shareholders are collectively able to control the composition of our board and our board determines to rely upon one or more of such exemptions.

We do not currently intend to rely on the “controlled company” exemption under the Nasdaq listing rules. However, we may elect to avail ourselves of these exemptions in the future.

We might not be able to maintain the listing of our Class A common stock on the Nasdaq Capital Market.

Our Class A common stock is listed on the Nasdaq Capital Market. However, there can be no assurance that we will be able to maintain the listing standards of that exchange, which includes requirements that we maintain our stockholders’ equity, total value of shares held by unaffiliated stockholders, and market capitalization above certain specified levels. If we fail to conform to the Nasdaq listing requirements on an ongoing basis, our Class A common stock might cease to trade on the Nasdaq Capital Market exchange, and may move to the OTCQB or OTC Pink Markets operated by OTC Markets Group, Inc. These quotation services are generally considered to be markets that are less efficient, and to provide less liquidity in the shares, than the Nasdaq Capital Market.

Future sales of our Class A common stock, or the perception that future sales may occur, may cause the market price of our Class A common stock to decline, even if our business is doing well.

Sales of substantial amounts of our Class A common stock in the public market, or the perception that these sales may occur, could materially and adversely affect the price of our Class A common stock, and could impair our ability to raise capital through the sale of additional equity securities.

In connection with the IPO, we, our officers and directors and the holders of our currently outstanding shares of Class A common stock have agreed, subject to certain exceptions, not to sell or transfer any shares of Class A common stock for twelve months from October 29, 2021, in the case of our officers and directors, and six months from October 29, 2021 in the case of any other holder of our currently outstanding shares of Class A common stock, without the consent of ThinkEquity LLC. However, ThinkEquity LLC may release these shares from any restrictions at any time. We cannot predict what effect, if any, market sales of shares held by any stockholder or the availability of shares for future sale will have on the market price of our Class A common stock.

Approximately 3,537,703 shares of Class A common stock may be sold in the public market by existing stockholders on or about 181 days after October 29, 2021, subject to volume and other limitations imposed under the federal securities laws. Sales of substantial amounts of our Class A common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our Class A common stock and could materially impair our ability to raise capital through offerings of our Class A common stock.

In addition, as of December 31, 2021, we had 1,472,988 options outstanding that, if fully vested and exercised, would result in the issuance of shares of Class A common stock. All the shares of Class A common stock issuable upon the exercise of stock options and the shares reserved for future issuance under our 2021 Global Stock Incentive Plan will be registered for public resale under the Securities Act.

Accordingly, these shares will be able to be freely sold in the public market upon issuance, subject to existing lock-up or market standoff agreements, volume limitations under Rule 144 for our executive officers and directors, and applicable vesting requirements.

The market price of our Class A common stock may be volatile and may decline regardless of our operating performance, and you may lose all or part of your investments.

The market price of our Class A common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

●	overall performance of the equity markets and/or publicly listed technology companies;
●	actual or anticipated fluctuations in our net revenue or other operating metrics;
●	changes in the financial projections we provide to the public or our failure to meet these projections;
●	failure of securities analysts to initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow our company, or our failure to meet the estimates or the expectations of investors;
●	the economy as a whole and market conditions in our industry;
●	political and economic stability in Israel;
●	exchange rate fluctuations between U.S. dollars and Israeli New Shekel;
●	rumors and market speculation involving us or other companies in our industry;
●	announcements by us or our competitors of significant innovations, acquisitions, strategic partnerships, joint ventures, or capital commitments;
●	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
●	lawsuits threatened or filed against us;
●	recruitment or departure of key personnel;
●	other events or factors, including those resulting from war, incidents of terrorism, or responses to these events; and
●	the expiration of contractual lock-up or market standoff agreements.

In addition, extreme price and volume fluctuations in the stock markets have affected and continue to affect many technology companies’ stock prices. Often, their stock prices have fluctuated in ways unrelated or disproportionate to the companies’ operating performance. In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because technology and healthcare technology companies have experienced significant stock price volatility in recent years. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

A possible “short squeeze” due to a sudden increase in demand of our Class A common stock that largely exceeds supply may lead to price volatility in our Class A common stock.

Investors may purchase our common stock to hedge existing exposure in our Class A common stock or to speculate on the price of our Class A common stock. Speculation on the price of our Class A common stock may involve long and short exposures. To the extent aggregate short exposure exceeds the number of shares of our Class A common stock available for purchase in the open market, investors with short exposure may have to pay a premium to repurchase our common stock for delivery to lenders of our Class A common stock. Those repurchases may in turn, dramatically increase the price of us Class A common stock until investors with short exposure can purchase additional Class A common stock to cover their short position. This is often referred to as a “short squeeze.” A short squeeze could lead to volatile price movements in our common stock that are not directly correlated to the performance or prospects of our Class A common stock and once investors purchase the shares of Class A common stock necessary to cover their short position the price of our Class A common stock may decline.

Provisions in our charter documents and under Delaware law could make an acquisition of our company more difficult, limit attempts by our stockholders to replace or remove our current board of directors and limit the market price of our Class A common stock.

Provisions in our amended and restated certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our amended and restated certificate of incorporation and bylaws, include provisions that:

●	permit the board of directors to establish the number of directors and fill any vacancies and newly- created directorships; and;
●	provide that the board of directors is expressly authorized to make, alter, or repeal our bylaws

Moreover, Section 203 of the Delaware General Corporation Law may discourage, delay, or prevent a change in control of our company. Section 203 imposes certain restrictions on mergers, business combinations, and other transactions between us and holders of 15% or more of our Class A common stock.

Our bylaws designate a state or federal court located within the State of Delaware as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit stockholders’ ability to obtain a favorable judicial forum for disputes with us.

Our bylaws provide, to the fullest extent permitted by law, that a state or federal court located within the State of Delaware will be the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law:

●	any derivative action or proceeding brought on our behalf;
●	any action asserting a breach of fiduciary duty;
●	any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our amended and restated certificate of incorporation, or our bylaws; or
●	any action asserting a claim against us that is governed by the internal affairs doctrine.

This exclusive forum provision will not apply to any causes of action arising under the Securities Act or the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Nothing in our bylaws precludes stockholders that assert claims under the Securities Act or the Exchange Act from bringing such claims in state or federal court, subject to applicable law. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, or other employees, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision which will be contained in us bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations, and financial condition.

Our Amended and Restated Certificate of Incorporation provides that derivative actions brought on our behalf, actions against our directors, officers, employees, or agent for breach of fiduciary duty and certain other actions may be brought only in the Court of Chancery in the State of Delaware and the stockholders shall be deemed to have consented to this choice of forum provision, which may have the effect of discouraging lawsuits against our directors, officers, other employees or agents.

Our Amended and Restated Certificate of Incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for any stockholder for (a) any derivative action or proceeding brought on our behalf, (c) any action asserting a claim of breach of a fiduciary duty owed by, or other wrongdoing by, any director, officer, employee or agent of the Company to the Company or the Company’s stockholders, (c) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law (“DGCL”) or the Company’s Certificate of Incorporation or Bylaws, (d) any action to interpret, apply, enforce or determine the validity of the Company’s Certificate of Incorporation or Bylaws, or (e) any action asserting a claim governed by the internal affairs doctrine. The federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint, claim or proceeding asserting a cause of action arising under the Exchange Act or the Securities Act. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Stockholders cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Any person or entity purchasing or otherwise acquiring or holding any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provision in our Amended and Restated Certificate of Incorporation.

The choice-of-forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with the Company or its directors, officers or other employees, and may result in increased costs to a stockholder who has to bring a claim in a forum that is not convenient to the stockholder, which may discourage such lawsuits. Although under Section 115 of the DGCL, exclusive forum provisions may be included in a company’s certificate of incorporation, the enforceability of similar forum provisions in other companies’ certificates or incorporation or bylaws has been challenged in legal proceedings, and it is possible that a court could find these types of provisions to be inapplicable or unenforceable. If a court were to find the exclusive forum provision of our Amended and Restated Certificate of Incorporation inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2. PROPERTIES.

Our principal executive and administrative offices are located at 5701 East Hillsborough Ave., Suite 1417, Tampa, Florida, and consist of leased office space totaling approximately 32,842 square feet, which will expire in November 2023. Its base rent is approximately $49,360 per month, subject to annual adjustments.

We lease an additional 4,133 square feet of corporate office space which houses our research and development team in Tel Aviv, Israel. Rent is approximately $16,000 per month. Current lease will expire in October 2026 (including an extension option which we expect to exercise in April 2024).

For fiscal year ended December 31, 2021, we recognized a net lease expense in the amount of $666,830.

We believe that the current office space is adequate to meet our needs.

Item 3. Legal Proceedings.

We are subject to litigation arising in the ordinary course of our business, including litigation principally relating to our TPA business. Although the results of litigation and claims are inherently unpredictable and uncertain, we are not currently a party to any legal proceedings the outcome of which, if determined adversely to us, are believed to, either individually or taken together, material to our business, results of operations, cash flows or financial condition. Certain legal proceedings to which we are currently a party are detailed below.

IRS Penalty Notice — Continental Benefits

In September 2020, Continental Benefits received Notice 972CGs from the IRS regarding certain tax penalties related to prior year 1099 tax filings. Continental submitted a response letter to the Notice 972CGs on November 12, 2020 (“Response Letter”) requesting that the IRS not assess this penalty, under the requirement of IRC 6724(a), because Continental Benefits acted in a responsible and reasonable manner, and the incorrectly reported payee information arose from events beyond Continental Benefits’ control and was not due to willful neglect. Specifically, Continental Benefits requested removal of the penalty because the incorrectly reported information at issue was determined to have been received by Continental Benefits from the payees directly and Continental made initial and, when required, annual solicitations to payees to furnish correct TINs. The Company recently received a letter dated March 8, 2021 from the IRS that granted a $678,780 waiver for the full amount of the 1099 penalties the tax year 2018. In June 2021, the Company received written confirmation from the IRS that all outstanding penalties have been waived and that nothing is due to the IRS from the Company. The Company has completely reversed the accrual as of June 30, 2021.

CMS/Zelis Litigation

By letter dated September 3, 2020, the Centers for Medicare and Medicaid Services (“CMS”) notified Continental Benefits of a complaint alleging that Continental Benefits uses a clearinghouse (“Zelis”) that charges a percentage-based fee for Electronic Funds Transfer (“EFT”) transactions, which potentially violates HIPAA, 45 CFR 162.923(a).

CMS has indicated that the issue of providers being charged to conduct standard transactions is an industry-wide concern, and that CMS is investigating the issue. During the investigation, and until a decision is made, CMS advises that the complaint will remain open. It is in a review status and will not escalate or require additional information from Continental Benefits at this time. CMS has advised it will contact Continental Benefits if there are any questions or changes. There are no outstanding deadlines or next steps currently.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common shares trade on the Nasdaq Capital Market under the symbol MRAI.

As of March 24, 2022, there were 40 holders of record, and 20,299,708 of our common shares were issued and outstanding. American Stock Transfer and Trust Company, LLC is the registrar and transfer agent for our common shares. Their address is 6201 15th Avenue, 2nd Floor, Brooklyn, NY 11219, telephone: (718) 921-8300, (800) 937-5449.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

Marpai, Inc. was formed as a Delaware corporation on January 22, 2021 with the intention to facilitate an initial public offering and other related transactions in order to carry on the business of two healthcare entities, Marpai Health and Continental Benefits LLC. Marpai Inc.’s mission is to positively change healthcare for the benefit of (i) our Clients; (ii) our Members, and (iii) the Providers. We are creating the healthcare payer of the future for self-insured employers in the U.S., what we refer to as the “Payer of the Future.” Through the use of the latest technology and artificial intelligence or “A.I.,” we believe we have the ability to predict costly events, such as who is likely to develop a chronic disease or require a costly operation over the next twelve months. With this knowledge, we aim to optimize care so that employers can save money, while employees can have access to high-quality care and enjoy good healthcare outcomes.

Our company is the combination of Marpai Health, Inc., and Continental Benefits LLC. Marpai Health is our A.I.-focused subsidiary, with a research and development team in Tel Aviv, Israel. Continental Benefits is our healthcare payer subsidiary that provides administration services to self-insured employer groups across the United States. It acts as a third-party administrator or “TPA” handling all administrative aspects of providing healthcare to self-insured employer groups. We have combined these two businesses to create what we believe to be the Payer of the Future, which has not only the licenses, processes and know- how of a payer but also the latest A.I. technology. This combination allows us to differentiate in the TPA market by delivering something new — a technology-driven service that we believe can lower the overall cost of healthcare while maintaining or improving healthcare outcomes.

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

Many states have enacted laws prohibiting physicians from practicing medicine in partnership with non- physicians, such as business corporations. In some states, including New York, these take the form of laws or regulations prohibiting splitting of physician fees with non-physicians or others. As we do not engage in the practice of medicine or fee-splitting with any medical professionals, we do not believe these laws restrict our business. Our activities involve only monitoring and analyzing historical claims data, including our Members’ interactions with licensed healthcare professionals, and recommending healthcare providers and/or sources of treatment. We do not provide medical prognosis or healthcare. In accordance with various states’ corporate practice of medicine laws and states’ laws and regulations which define the practice of medicine, our call center staff are prohibited from providing Members with any evaluation or recommendation concerning a medical condition, diagnosis, prescription, care and/or treatment. Rather, our call center staff can only provide Members with general and publicly available information that is non-specific to the Members’ medical conditions and statistical information about the prevalence of medical conditions within certain populations or under certain circumstances. Our call center staff do not discuss Members’ individual medical conditions and are prohibited from asking Members for any additional PHI as such term is defined under the HIPAA. Our call center staff have been trained and instructed to always inform Members that they are not licensed medical professionals, are not providing medical advice, and that Members should reach out to their medical provider for any medical advice.

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

Representation in the Financial Statements of Marpai, Inc.

The audited consolidated financial statements of Marpai, Inc and the discussion of the results of its operations in this annual report, reflect the results of the operations of Marpai Health (and its subsidiary EYME) for all periods presented and the results of Continental Benefits since its acquisition on April 1, 2021. Marpai Captive was incorporated in March 2022 and, therefore, had no financial statements as of December 31, 2021.

Results of Operations – Comparison of the Years ended December 31, 2021 and 2020

	Years Ended December 31,
	2021	2020	Change	%
Revenue
Revenue	14,226,794	—	14,226,794	n/a
Costs and Expenses
Cost of revenue (exclusive of depreciation and
amortization shown separately below)	10,289,578	—	10,289,578	n/a
Research and development	1,733,964	1,766,388	(32,424)	(1.8)%
General and administrative	8,055,572	1,499,376	6,566,196	437.3%
Sales and marketing	4,965,209	27,583	4,937,626	17,901.0%
Information technology	2,492,060	—	2,492,060	n/a
Facilities	589,926	—	589,926	n/a
Depreciation and amortization	1,961,733	74,384	1,887,349	2,537.3%
Total Costs and Expenses	30,088,042	3,367,731	26,720,311	793.4%
Operating Loss	(15,861,248)	(3,367,731)	(12,493,517)	371.0%
Other income and (expenses)
Interest expense	(427,178)	(521,140)	93,962	(18.00)%
Other income, net	172,513	25,846	146,667	567.5%
Foreign exchange loss	(18,922)	(4,959)	(13,963)	281.6%
Total other income (expense)	(273,587)	(500,253)	226,666	(45.3)%
Loss before income taxes	(16,134,835)	(3,867,984)	(12,266,851)	317.1%
Income tax benefit	(150,000)	—	(150,000)	n/a
Net Loss	(15,984,835)	(3,867,984)	(12,116,851)	313.3%
Net loss per share, basic and fully diluted	(1.59)	(1.60)	0.01	0.6%

Comparison of the Years December 31, 2021 and 2020

Revenues and Cost of Revenue

During the years ended December 31, 2021 and 2020, our total revenue was $14,226,794 and $0, respectively. The revenues for the year ended December 31, 2021 consists exclusively of Continental Benefits’ revenues. Continental Benefits results of operations have been included in our consolidated results of operations since its acquisition on April 1, 2021.

During the years ended December 31, 2021 and 2020, our cost of revenue exclusive of depreciation and amortization was $10,289,578 and $0, respectively. The cost of revenue for the year ended December 31, 2021 consists exclusively of Continental Benefits’ cost revenue. Continental Benefits results of operations have been included in our consolidated results of operations since its acquisition on April 1, 2021.

Total cost of revenues consists of (i) service fees, which primarily include vendor fees associated with the client’s benefit program selections, (ii) the direct labor cost associated with claim management and processing services, and (iii) direct labor costs associated with providing customer support and services to the clients, members, and other external stakeholders.

Research and Development

We incurred $1,733,964 of research and development expenses for the year ended December 31, 2021 compared to $1,766,388 for the year ended December 31, 2020, a decrease of $32,424 or 1.8%. The decrease is attributable to having increased expenditures amounting to approximately $877,000 associated primarily with a higher number of research and development personnel offset by an increase of approximately $895,000 in the amount of research and development costs of internal use software that were capitalized in the year ended December 31, 2021 as compared to the year ended December 31, 2020. We started capitalization of certain research and development costs when the project reached the development stage in August 2020, which resulted in a substantial portion of the software development costs being capitalized starting then through December 31, 2021.

General and Administrative Expenses

We incurred $8,055,572 of general and administrative expenses for the year ended December 31, 2021 compared to $1,499,376 for the year ended December 31, 2020, an increase of $6,556,196. The increase for year ended December 31, 2021 was due to general and administrative expenses of Continental Benefits amounting to approximately $3,981,000 (which were not included in the operating results of the Company prior to its acquisition on April 1, 2021) as well as increase in the general and administrative expenses of Marpai, Inc. amounting to approximately $2,716,000, primarily due to an increase in accounting and legal services in the amount of approximately $550,100 related to the acquisition of Continental Benefits, as well as increases in the cost of personnel and professional fees associated with the growth of the Company over the last year as well as its transition from a private company to a public company.

Sales and Marketing Expenses

We incurred $4,965,209 of sales and marketing expenses for the year ended December 31, 2021 compared to $27,583 for the year ended December 31, 2020, an increase of $4,937,626. This increase was primarily due to an increase of approximately $1,233,000 in branding expense, and Continental Benefits’ sales and marketing expenses from April 1, 2021, the date of the Acquisition, through December 31, 2021 in the amount of approximately $3,704,000 (which were not included in the operating results of the Company prior to its acquisition on April 1, 2021).

Information Technology Expenses

We incurred $2,492,060 of information technology expenses for the year ended December 31, 2021 compared to $0 for the year ended December 31, 2020. The information technology expenses for the year ended December 31, 2021 consist exclusively of Continental Benefits’ expenses which have been included in our consolidated results of operations since its acquisition on April 1, 2021.

Facilities expenses, depreciation and amortization

We incurred facilities expenses of $589,926 and depreciation and amortization expenses of $1,961,733 compared to facilities expenses of $0 and depreciation expenses of $74,384 for the year ended December 31, 2020. This increase was due to Continental Benefits’ expenses from April 1, 2021, the date of the Acquisition, through December 31, 2021, and amortization of software that was previously capitalized and reached post implementation stage during the year ended December 31, 2021.

Interest Expense, net

We incurred $427,178 of interest expense for the year ended December 31, 2021 compared to $521,140 for the year ended December 31, 2020, a decrease of $93,962. The decrease was the result of the reduction of interest expense related to convertible notes that were repaid in cash or converted into equity at the time of the acquisition of Marpai Health and Continental Benefits and after our initial public offering in October 2021.

Net Loss

Net loss for the year ended December 31, 2021 amounted to $15,984,835 as compared to a loss of $3,867,984 for the year ended December 31, 2020. The increase in the net loss was due to increases in general and administrative expenses, sales and marketing expenses and research and development expenses, for the reasons mentioned above, partially offset by Continental benefits’ revenue net of cost of revenues from April 1, 2021, the date of the Acquisition, through December 31, 2021. In addition, in the year ended December 31, 2021 we incurred other operating expenses due to the consolidation of the operating results of Continental Benefits’ effective upon its acquisition on April 1,2021.

Loss per share for the year ended December 31, 2021 was $1.59, as compared to $1.60 loss per share for the year ended December 31, 2020. The loss per share for the year decreased mainly as a result of an increase in our weighted average number of shares due to the issuance of additional shares during the fiscal year ended December 31, 2021, partially offset by an increase in net loss for the year. The increase in weighted average common shares outstanding reflects primarily the issuances of our common shares at our initial public offering as well as the issuance of our common shares upon the conversion of convertible notes.

Liquidity and Capital Resources

As shown in the accompanying consolidated financial statements as of December 31, 2021, the Company had an accumulated deficit of approximately $21.5 million, cash and cash equivalents of approximately $19.2 million and working capital of approximately $15.8 million.

We have spent most of our cash resources on funding our operating activities. Through December 31, 2021, we have financed our operations primarily with the proceeds from the sale and issuance of our Common Stock as well as convertible promissory notes.

On October 29, 2021, the Company announced the closing of its IPO and full exercise of the underwriters’ over-allotment option. The Company issued a total of 7,187,500 shares of common stock at a public offering price of $4.00 per share for gross proceeds of $28.75 million. Net of underwriting fees and all offering expenses, the proceeds to the Company amounted to approximately $24.5 million. As a result of the IPO, all of the Company’s outstanding notes were either converted pursuant to their terms or repaid in full.

On April 1, 2021, pursuant to the terms of the Purchase and Reorganization Agreement, and a Note Exchange Agreement, we issued the New Notes with an aggregate principal balance of $2,198,459 in exchange for certain then outstanding convertible promissory notes of Marpai Health of equivalent amount of outstanding principal and accrued interest. The New Notes carried a simple interest rate of 8% per annum over a two-year term and the principal and accrued and unpaid interest thereon. New Notes converted into 820,365 shares of Class A common stock upon the closing of the IPO. A purchase note at a total principal amount of $2,930,000 and accrued interest of $252,381 (“Purchase Note”), was converted into 781,250 shares of Class A common stock upon the closing of the IPO with the remaining balance repaid in cash.

In June 2021, the Company entered into convertible debt agreements with several investors for the issuance of convertible promissory notes in the aggregate principal amount of $300,000 (the “June 2021 Notes”). The June 2021 Notes were due two years from the date, of issuance and accrue interest at 8% per annum, payable in cash at maturity or convertible to shares. June 2021 Notes converted into 110,547 shares of Class A common stock upon the closing of the IPO.

On July 29, 2021, the Company issued to HillCour Investment Fund LLC a promissory note in the principal amount of up to $3,000,000 (the “HillCour Promissory Note”). Interests on the HillCour Promissory Note accrued at 6% per annum. All outstanding principal and accrued interests thereunder was to become due and payable on the earlier of (i) January 29, 2022, or (ii) closing of the IPO. HillCour Promissory Note, including $3,000,000 of principal and $27,083 of accrued interest, was repaid on November 2, 2021.

Cash Flows

The following tables summarizes selected information about our sources and uses of cash and cash equivalents for the years ended December 31, 2021 and 2020:

Comparison of the Years Ended December 31, 2021 and 2020

	Year Ended December 31,
	2021	2020
Net cash (used in) operating activities	$(10,795,252)	$(1,949,279)
Net cash provided by (used in) investing activities	9,643,740	(554,065)
Net cash provided by financing activities	25,267,223	4,075,000
Net increase in cash and cash equivalents	$24,115,711	$1,571,656

Net Cash Used in Operating Activities

Net cash used in operating activities totaled $10,795,252 for the year ended December 31, 2021 and increased by $8,845,973 as compared to $1,949,279 for the year ended December 31, 2020. Net cash used in operating activities for the year ended December 31, 2021 was primarily driven by our net loss for the year of $15,984,835 partially offset by non-cash items totaling approximately $3.6 million as well as decrease in net working capital items amounting to approximately $1.6 million.

Net Cash Provided by (Used In) Investing Activities

A total of $9,643,740 was provided by investing activities in the year ended December 31, 2021 and increased by $10,197,805 as compared to $554,065 used for the year ended December 31, 2020. The increase in net cash was mainly due to the cash and restricted cash acquired as part of the Acquisition, offset by an amount of approximately $1.5 million expended during the year ended December 31, 2021 on capitalized software.

Net Cash Provided by Financing Activities

Financing activities provided net cash of $25,267,223 and $4,075,000 during the years ended December 31, 2021 and 2020, respectively, in 2021 the cash provided from financing activities was primarily from our initial public offering compared to 2020 when it was primarily related to proceeds from the sale and issuance of convertible promissory notes.

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the applicable periods. We evaluate our estimates, assumptions, and judgments on an ongoing basis. Our estimates, assumptions and judgments are based on historical experience and various other factors that we believe to be reasonable under the circumstances. Different assumptions and judgments would change the estimates used in the preparation of our consolidated financial statements, which, in turn, could change the results from those reported.

See Note 3 to our consolidated financial statements included in this Annual Report for a description of the significant accounting policies that we use to prepare our consolidated financial statements.

Critical accounting policies that were impacted by the estimates, judgments and assumptions used in the preparation of our consolidated financial statements are discussed below.

Capitalized Software

We comply with the guidance of ASC Topic 350-40, “Intangibles — Goodwill and Other — Internal Use Software”, in accounting for the Company’s internally developed system projects that it utilizes to provide its services to customers. These system projects generally relate to the Company’s software that is not intended for sale or otherwise marketed. Internal and external costs incurred during the preliminary project stage are expensed as they are incurred. Once a project has reached the development stage, we capitalize direct internal and external costs until the software is substantially complete and ready for its intended use. Costs for upgrades and enhancements are capitalized, whereas costs incurred for maintenance are expensed as incurred. These capitalized software costs are amortized on a project by- project basis over the expected economic life of the underlying software on a straight-line basis, which is generally three to five years. Amortization commences when the software is available for its intended use.

Goodwill

Goodwill is recognized and initially measured as any excess of the acquisition-date consideration transferred in a business combination over the acquisition-date amounts recognized for the net identifiable assets acquired. Goodwill is not amortized but is tested for impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not result in an impairment of goodwill. The Company operates in one reporting segment and reporting unit; therefore, goodwill is tested for impairment at the consolidated level. First, we assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than it’s carrying amount. If we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we conduct a quantitative goodwill impairment test comparing the fair value of the applicable reporting unit with its carrying value. If the carrying amount of the reporting unit exceeds the fair value of the reporting unit, we recognize an impairment loss in the consolidated statement of operations for the amount by which the carrying amount exceeds the fair value of the reporting unit. We perform the annual goodwill impairment test on December 31. There was no goodwill impairment for the years ended December 31, 2021 and 2020.

Income Taxes

The Company accounts for income taxes using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax basis, net operating losses, tax credit and other carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates when the assets and liabilities are expected to be realized or settled. The Company regularly reviews deferred tax assets for realizability and establishes valuation allowances based on available evidence including historical operating losses, projected future taxable income, expected timing of the reversals of existing temporary differences, and appropriate tax planning strategies. If the Company’s assessment of the realizability of a deferred tax asset changes, an increase to a valuation allowance will result in a reduction of net earnings at that time, while the reduction of a valuation allowance will result in an increase of net earnings at that time.

The Company follows ASC Topic 740-10-65-1 in accounting for uncertainty in income taxes by prescribing rules for recognition, measurement, and classification in financial statements of tax positions taken or expected to be in a tax return. This prescribes a two-step process for the financial statement measurement and recognition of a tax position. The first step involves the determination of whether it is more likely than not (greater than 50 percent likelihood) that a tax position will be sustained upon examination, based on the technical merits of the position. The second step requires that any tax position that meets the more likely than not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is a greater than 50 percent likelihood of being realized upon ultimate settlement. This topic also provides guidance on the accounting for related interest and penalties, financial statement classification and disclosure. The Company’s policy is that any interest or penalties related to uncertain tax positions are recognized in income tax expense when incurred. We have no uncertain tax positions or related interest or penalties requiring accrual on December 31, 2021 and December 31, 2020.

Revenue Recognition

The Company recognizes revenue when control of the promised services is transferred to the Company’s customers in an amount that reflects the consideration expected to be entitled to in exchange for those services. As the Company completes its performance obligations, which are identified below, it has an unconditional right to consideration, as outlined in the Company’s contracts.

All the Company’s contracts with customers obligate the Company to perform services. Services provided include health and welfare administration, dependent eligibility verification, COBRA administration, and benefit billing. Revenue is recognized over time as services are provided as the performance obligations are satisfied through the effort expended to research, investigate, evaluate, document, and report claims, and control of these services is transferred to the customer. The Company has the right to receive payment for all services rendered.

The transaction price of a contract is the amount of consideration to which the Company expects to be entitled in exchange for transferring promised goods or services to a customer.

To determine the transaction price of a contract, we consider our customary business practices and the terms of the contract. For the purpose of determining transaction prices, we assume that the services will be transferred to the customer as promised in accordance with existing contracts and that the contracts will not be canceled, renewed, or modified.

The Company’s contracts with customers have fixed fee prices that are denominated per employee per month. We include amounts of variable consideration in a contract’s transaction price only to the extent that it is probable that the amounts will not be subject to significant reversals (that is, downward adjustments to revenue recognized for satisfied performance obligations). In determining amounts of variable consideration to include in a contract’s transaction price, we rely on our experience and other evidence that supports our qualitative assessment of whether revenue would be subject to a significant reversal. We consider all the facts and circumstances associated with both the risk of a revenue reversal arising from an uncertain future event and the magnitude of the reversal if that uncertain event were to occur.

Share-Based Compensation

The Company accounts for share-based awards issued to employees in accordance with ASC Topic 718, “Compensation—Stock Compensation”. In addition, we issue stock options to non-employees in exchange for consulting services and accounts for these in accordance with the provisions of Accounting Standards Update (“ASU”) 2018-07, “Improvements to Nonemployee Share-Based Payment Accounting” (“ASU 2018-07”). Compensation expense is measured at the grant date, based on the calculated fair value of the award, and recognized as an expense over the requisite service period, which is generally the vesting period of the grant. For modification of share-based payment awards, the Company records the incremental fair value of the modified award as share-based compensation on the date of modification for vested awards or over the remaining vesting period for unvested awards. The incremental compensation is the excess of the fair value of the modified award on the date of modification over the fair value of the original award immediately before the modification. The sum of the incremental compensation cost and the remaining unrecognized compensation cost for the original award on the modification date is recognized over the requisite service period.

The Company estimates the expected term of our stock options granted to employees using the simplified method, whereby the expected term equals the average of the vesting term and the original contractual term of the option. The Company utilizes this method as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. For stock options granted to non-employees, the Company utilizes the contractual term of the option as the basis for the expected term assumption. All other assumptions used to calculate the grant date fair value are generally consistent with the assumptions used for options granted to employees. For purposes of calculating share-based compensation, we estimate the fair value of stock options using a Black-Scholes option-pricing model. The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by the Company’s stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. The expected volatility is primarily based on the historical volatility of peer company data while the expected life of the stock options is based on historical and other economic data trended into the future. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding to the expected option term. The dividend yield assumption is based on the Company’s history and expectation of no dividend payouts.

If factors change and the Company employs different assumptions, share-based compensation expense may differ significantly from what has been recorded in the past. If there is a difference between the assumptions used in determining share-based compensation expense and the actual factors which become known over time, specifically with respect to anticipated forfeitures, the Company may change the input factors used in determining share-based compensation costs for future grants. These changes, if any, may materially impact the Company’s results of operations in the period such changes are made. Incremental compensation costs arising from subsequent modifications of awards after the grant date are recognized when incurred. In addition, we account for forfeitures of awards as they occur. For share-based awards that vest based on performance conditions, expense is recognized when it is probable that the conditions will be met.

Recently Issued and Adopted Accounting Pronouncements

A discussion of recent accounting pronouncements is included in Note 3 to our consolidated financial statements in this annual report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and notes thereto and the report of UHY LLP, our independent registered public accounting firm, are set forth beginning on page F-1 of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2021. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2021 due to the material weaknesses in internal control over financial reporting described below.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, as amended). We have established disclosure controls and procedures designed to ensure that material information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission and that any material information relating to us is recorded, processed, summarized and reported to our management including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, our management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving desired control objectives.

In reaching a reasonable level of assurance, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report identified a material weakness in our internal control over financial reporting. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2021.

Notwithstanding the identified material weakness, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have determined, based on the procedures we have performed, that the audited consolidated financial statements included in this report fairly present in all material respects our financial condition and results of operations as of and for the years ended December 31, 2021 and 2020 in accordance with U.S. Generally Accepted Accounting Principles.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As was previously disclosed in our Form 10-Q filed on December 14, 2021, in preparation for our IPO, we identified a material weakness in our internal control over financial reporting related to our control environment. Specifically, we have determined that we have not maintained adequate formal accounting policies, processes and controls related to complex transactions. We also determined that we have not maintained sufficient staffing or written policies and procedures for accounting and financial reporting, which contributed to the lack of a formalized process or controls for management’s timely review and approval of financial information. More specifically, we have determined that our financial statement close process includes significant control gaps mainly driven by the small size of our accounting and finance staff and, as a result, a significant lack of appropriate segregation of duties. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

Plan for Remediation of Material Weakness

We are in the process of implementing a number of measures to address the material weakness that has been identified including: (i) engaging additional accounting and financial reporting personnel with U.S. GAAP, and SEC reporting experience, (ii) developing, communicating and implementing an accounting policy manual for our accounting and financial reporting personnel for recurring transactions and period-end closing processes, and (iii) establishing effective monitoring and oversight controls for non-recurring and complex transactions to ensure the accuracy and completeness of our consolidated financial statements and related disclosures.

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

Attestation Report of the Registered Public Accounting Firm

Management’s report on internal control over financial reporting was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit a smaller reporting company to provide only Management’s report in this annual report, which may increase the risk that weaknesses or deficiencies in our internal control over financial reporting go undetected.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of fiscal year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

On March 29, 2022, Jane Cavalier Lucas, a member of the Board, voluntarily resigned from her position as a member of the Board of Directors, effective immediately. Ms. Lucas did not resign as a result of any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices.

On March 30, 2022, the Board appointed Mohsen Moazami, age 61, as a member of the Board to fill the vacancy resulting from Ms. Lucas’ resignation. Mr. Moazami was not, and is not expected to be, appointed to serve on any Board committees.

Mr. Moazami has had a distinguished career in the technology industry spanning various roles from, founder/CEO leading his company to a strong exit (Accenture), Fortune 50 executive and venture capital investing. He is a 2010 recipient of Ellis Island Medal of Honor. Since March 2019, Mr. Moazami has served as the Managing Partner of Seif Capital, a venture capital and advisory firm he founded. Since February 2021, he has also served as Chairman of the Board of Astrea Acquisition Corporation (Nasdaq: ASAXU). From April 2013 to December 2018, Mr. Moazami served as Managing Director of CNTP, a novel global tech investment firm he founded to combine the best attributes of the venture capital and private equity business models. Prior to this, he spent 11 years as a member of the Cisco executive staff where he most recently was on the senior leadership team of the Emerging Markets which covered 132 countries. He has served on a variety of boards including Zoomdata, Aerospike, vArmour, Frame, Deep Instinct and Kaazing. Mr. Moazami received a Bachelor of Science from University of California, San Diego and a Masters in Engineering from Stanford University. We believe Mr. Moazami is well-qualified to serve on our board of directors based on his business experience and relationships and contacts.

As remuneration for his service as a director, Mr. Moazami will receive the same fees as the Company’s other non-executive directors, as described in this annual report. Except as otherwise set forth herein, there is no arrangement or understanding between Mr. Moazami and any other person pursuant to which he was elected as a director, and there are no transactions in which Mr. Moazami has an interest requiring disclosure under Item 404(a) of Regulation S-K. In connection with the appointment, the Company expects to enter into its standard indemnification agreement with Mr. Moazami, on substantially the same terms as the indemnification agreements previously entered into between the Company and each of its directors and executive officers.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our directors and executive officers, their ages, positions currently held, and duration of such, are as follows

Name	Age	Position	Date First Elected or Appointed
Edmundo Gonzalez	48	Chief Executive Officer, Secretary and Director	April 1, 2021
Yoram Bibring	64	Chief Financial Officer	September 1, 2021
Ronnie Brown	68	Chief Operating Officer	April 1, 2021
Arthur Hoath, IV	52	Chief Revenue Officer	April 5, 2021
Alice Roth	60	President (Marpai Labs)	July 17, 2021
Lutz Finger	50	President, Product and Development	February 28, 2022
Yaron Eitan	64	Chairman of the Board of Directors	April 1, 2021
Damien Lamendola	65	Director	April 1, 2021
Gonen Antebi	48	Director	October 28, 2021
Mr. Moazami	61	Director	March 30, 2022
Vincent Kane	48	Director	October 28, 2021
Colleen DiClaudio	43	Director	October 28, 2021

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which they were employed.

Edmundo Gonzalez, Chief Executive Officer, Secretary and Director

Mr. Gonzalez has served as our Chief Executive Officer, Secretary, and a member of our board of directors since inception. He also served as the co-founder and Chief Executive Officer of Marpai Health since its inception in February 2019. He is the current owner of Grays West Ventures, LLC, a company through which he provided consultant services.

Mr. Gonzalez is a technology entrepreneur and investor in private and publicly traded companies with over 20 years of experience. From December 2013 to December 2018, Mr. Gonzalez served as a Partner of CNTP’s US VC Partners Management, LLC, a management company running CNTP’s series of investment funds, where he analyzed potential investments, structured deals, and monitored companies’ post-investment. From October 2015 to September 2020, Mr. Gonzalez served as a consultant to, and Co-founder and Chairman of the Board of FreightHub, Inc., a digital cross-border logistics company, which is now completing a transaction to become a publicly traded company. Mr. Gonzalez also currently serves as Manager of Grays West Ventures LLC, Manager of Grays West Ventures II LLC, Manager of Grays West Real Estate LLC, and Manager of Selway Capital LLC.

Previously, Mr. Gonzalez was the co-founder and member of the Board of 340Basics Technologies, a healthcare IT company that grew from zero to $40 million of revenue in 5 years. He received a B.A. from Harvard University and an M.B.A. from Columbia Business School.

We believe that Mr. Gonzalez is qualified to serve as a member of our board of directors based on his experience building successful companies and analyzing potential investments, and perspective he brings as the former Chief Executive Officer of Marpai Health.

Yoram Bibring, Chief Financial Officer

Mr. Bibring has served as our Chief Financial Officer since September 1, 2021. In recent years, Mr. Bibring has focused on working with healthcare and technology companies. Mr. Bibring served as Chief Financial Officer at Touchcast, Inc. from October 2020 to August 2021. From January 2020 to October 2020, Mr. Bibring served as Chief Financial Officer of MKM Ventures. He served as Chief Financial Officer of SundaySky, Inc. from July 2017 to March 2018. Mr. Bibring served as Chief Financial Officer at Earnix from November 2016 July 2017. Mr. Bibring is a finance and accounting veteran with over 20 years of experience. He received a B.S. from Tel Aviv University.

Ronnie Brown, Chief Operating Officer

Ms. Brown has served as our Chief Operating Officer since April 1, 2021. She also served as a Senior Advisor for Marpai Health from February 2020 to April 2021, providing advice and counsel to Marpai Health relevant to self-funded health programs and the integration of technology in processing claims. From January 2016 to January 2020, she served as Vice President of Client Services and Special Projects at Inetico (currently Valenz Health). Prior to that, from January 2013 to January 2016, Ms. Brown served as Chief Operating Officer at Zelis Healthcare (formerly Pay-Plus Solutions). Ms. Brown served as Vice President of Business Development for Inetico (currently Valenz Health) from 2011 to 2013. From March 2009 to July 2011, she served as Chief Operating Officer at First Services Administrators, a Florida-based Third Party Administrator. From June 1988 to February 2009, she served as Regional Vice President of Self Insured Benefit Administrators, a Florida-based Third Party Administrator.

She is a healthcare industry veteran with over 30 years of experience in the self-funded healthcare insurance market. She has diverse experience in healthcare operations, benefit plan administration, cost containment, health care analytics, medical stop-loss, and electronic provider payments. A frequent industry speaker, she served as national Chairperson of the Society of Professional Benefit Administrators and has been a presenter at Self Insurance Institute of America’s conferences. She received an AA from New York Technical College.

Arthur Hoath, Chief Revenue Officer

Mr. Hoath has served as our Chief Revenue Officer since April 5, 2021. He is a sales and marketing leader with over 20 years of experience in several healthcare sectors, including healthcare cost management, payer management, and specialty managed care. He has also been very active in industry conferences, such as HCAA, SIIA and SPBA.

Mr. Hoath served as Senior Vice President of Sales and Marketing at AMPS (Advanced Medical Pricing Solutions) from October 2019 to April 2021, where he managed strategic sales and marketing for next-generation medical claims solutions for payers, brokers, and employers. He also served as Executive Vice President of Business Development at Inetico (currently Valenz Health) from January 2016 to October 2019, and Executive Vice President of Sales and Marketing at Zelis (formerly Pay-Plus Solutions) from April 2013 to January 2016. He received a B.S. from West Chester University.

Alice Roth, President of Marpai Labs

Ms. Roth has served as our President of Marpai Labs since July 17, 2021. Ms. Roth served as CEO of MAO Food Technologies Ltd. from January 2020 to July 2021. From August 2017 to December 2018, Ms. Roth was Business Unit Manager for one of the Property & Casualty Platforms at Sapiens. From May 2016 to February 2017, Ms. Roth served as the CEO of Enolog Wise Technologies Ltd. From August 2011 to February 2016, Ms. Roth served as the VP of Research & Development and General Manager of Israel at DVTEL.

Ms. Roth is a technology and innovation leader with over 20 years of experience. She received a B.S. from Tel Aviv University.

Lutz Finger, President, Product and Development

Mr. Finger has served as our President, Product and Development since February 28, 2022. Prior to his appointment, from 2018 to 2022, Mr. Finger served as Group Product manager at Google Health, a division of Google Inc. where he led the population health effort. From 2016 to 2017, he also served as the Director of Product Analytics at Snap Inc. (NYSE: SNAP). In addition, since 2022, he also serves as an advisor at HV Capital Manager GmbH, a venture capital company focused on product management and artificial intelligence. Since 2021, Mr. Finger has also served as an advisor to 1&1 Mail & Media Beteiligungen GmbH, a subsidiary of United Internet AG, a global internet services company. Mr. Finger also serves as a senior lecturer at the Samuel Curtis Johnson Graduate School of Management at Cornell University, as well as an external contributor at Forbes magazine.

Yaron Eitan, Chairman of the Board

Mr. Eitan has served as Chairman of our board of directors since April 1, 2021. He served Chairman of the board of directors of Marpai Health since its inception in February 2019. Mr. Eitan has also served as a member of the board of directors of Nano Dimension, Ltd. (Nasdaq: NNDM) since April 2020, and he continues to serve in this role. He served as Executive Chairman of the board of directors of DeepCube Ltd. from February 2017 to March 2021. Mr. Eitan also continues to serve Emporus, Ltd. as a Chairman since February 2020, and Selway Capital LLC as Managing Partner since December 2008.

Yaron Eitan is a technology entrepreneur and investor of private and publicly traded companies with over 30 years of experience. He is the Chairman of deep learning company Emporus Technologies, Ltd. Previously, he was the Chairman of deep learning company DeepCube, Ltd. and co-founder and co-Chairman of 340Basics Technologies. He was a Partner at CNTP, a multi-stage investment fund, where he led all Israeli investments, and he has been a member of the board of directors of several technology companies. He received a B.S. from Haifa University and an M.B.A. from The Wharton School of the University of Pennsylvania.

We believe that Mr. Eitan is qualified to serve as a member of our board of directors based on his significant technology and entrepreneurship expertise, the perspective he brings as the former Chairman of Marpai Health, and his deep learning background.

Damien Lamendola, Director

Mr. Lamendola joined our board of directors on April 1, 2021. Mr. Lamendola founded Continental Benefits in 2013 and was previously the Chief Executive Officer until 2019. Mr. Lamendola has served as President of HillCour Holding Corporation (f/k/a Welldyne Holding Corp.) since March 2002, and he continues to serve in this role. Mr. Lamendola also continues to serve HillCour Holding Corporation as a Board Member since 2017, WellDyneRx, LLC as a Board Member since 2017, and HillCour Investment Fund, LLC as Manager since 2017.

As President of HillCour Holding Corporation, Mr. Lamendola leads and oversees all strategic operations of multiple operating companies in the health care space. He received a B.S. from McNeese State University and an M.B.A. from Washington University.

We believe that Mr. Lamendola is qualified to serve as a member of our board of directors based on his perspective and experience building and leading strategic corporate operations and his expertise in the health care industry.

Gonen Antebi, Director

Mr. Antebi joined our board of directors on October 28, 2021. Mr. Antebi has served as CEO of 340B Technologies d/b/a Nuvem since May 2015, and he continues to serve in this role. He also served as the CFO of Nuvem between May 2015 and November 2020.

As CEO of 340B Technologies d/b/a Nuvem, Mr. Antebi oversees all strategic operations. As the CFO, he oversaw Nuvem’s accounting and reporting, tax and Financial Planning and Analysis functional departments and had direct responsibility for analyzing Nuvem’s financial strengths and weaknesses, cash management and forecasting. Mr. Antebi worked closely with independent accounting firms to issue quarterly and annual financial reports and controlled day-to-day risk management activities. He received a B.A. from The College of Management Academic Studies.

We believe that Mr. Antebi is qualified to serve as a member of our board of directors based on his perspective and experience leading strategic corporate operations and his financial expertise and experience in the health care industry.

Mohsen Moazami, Director

Mr. Moazami joined our board of directors in March 2022. Mr. Moazami has had a distinguished career in the technology industry spanning various roles from, founder/CEO leading his company to a strong exit (Accenture), Fortune 50 executive and venture capital investing. He is a 2010 recipient of Ellis Island Medal of Honor. Since March 2019, Mr. Moazami has served as the Managing Partner of Seif Capital, a venture capital and advisory firm he founded. Since February 2021, he has also served as Chairman of the Board of Astrea Acquisition Corporation (Nasdaq: ASAXU). From April 2013 to December 2018, Mr. Moazami served as Managing Director of CNTP, a novel global tech investment firm he founded to combine the best attributes of the venture capital and private equity business models. Prior to this, he spent 11 years as a member of the Cisco executive staff where he most recently was on the senior leadership team of the Emerging Markets which covered 132 countries. He has served on a variety of boards including Zoomdata, Aerospike, vArmour, Frame, Deep Instinct and Kaazing. Mr. Moazami received a Bachelor’s of Science from University of California, San Diego and a Masters in Engineering from Stanford University. We believe Mr. Moazami is well-qualified to serve on our board of directors based on his business experience and relationships and contacts.

Vincent Kane, Director

Mr. Kane joined our board of directors on October 28, 2021. Mr. Kane has served as Senior Director & Actuary of Health and Group Benefits at Willis Towers Watson, a global risk management, insurance brokerage and advisory company, since February 2011, and he continues to serve in this role. As a Senior Director, Mr. Kane provides senior actuarial consulting on client strategic design, pricing, financial analysis, health analytics and intellectual capital development at Willis Towers Watson New England. Previously, he was an actuary at Tufts Health Plan, Verisk Health, Manulife Financial and Aetna. Mr. Kane received a B.A. from Harvard University and an M.A. from The Wharton School of the University of Pennsylvania.

We believe that Mr. Kane is qualified to serve as a member of our board of directors based on his perspective and experience leading health analytics and intellectual capital development projects, and his experience in the health care industry.

Colleen DiClaudio, Director

Ms. DiClaudio joined our board of directors on October 28, 2021. Ms. DiClaudio has served as President and Founder of 340B Technologies d/b/a Nuvem since August 2014, and she continues to serve in this role. Ms. DiClaudio also continues to serve SRAX, Inc. as a member of its board of directors since September 2017, and she served as vice president of business development of CompleteCare Health Network from June 2009 through August 2014.

As President and Founder of 340B Technologies DBA Nuvem, Ms. DiClaudio oversees day-to-day operations. She received a master’s degree of Public Health from the University of Medicine and Dentistry of New Jersey and a bachelor’s degree in Public Health from Stockton University.

We believe that Ms. DiClaudio is qualified to serve as a member of our board of directors based on her experience in business development and the healthcare technology sector, as well as her entrepreneurial background.

There are no family relationships between any of the directors or officers named above.

Number and Terms of Office of Officers and Directors

Our board of directors has seven members, four of whom are deemed “independent” under SEC and Nasdaq rules.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our certificate of incorporation as it deems appropriate.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship with the company which in the opinion of the company’s board of directors, could interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. We have “independent directors” as defined in Nasdaq’s listing standards and applicable SEC rules. Our board of directors has determined that Gonen Antebi, Vincent Kane, Mohsen Moazami and Colleen DiClaudio, are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee. Subject to phase-in rules and a limited exception, the rules of Nasdaq and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in rules and a limited exception, the rules of Nasdaq require that the compensation committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that has been approved by our board and has the composition and responsibilities described below. The charter of each committee will be available on our website.

Audit Committee

We have established an audit committee of the board of directors. Applicable rules of the Nasdaq require a listed company’s audit committee to be comprised of three independent directors within one year of listing. Gonen Antebi, Colleen DiClaudio, and Vincent Kane serve as members of our audit committee. Gonen Antebi serves as the chairman of the audit committee. Each member of the audit committee meets the financial literacy requirements of Nasdaq and our board of directors has determined that Gonen Antebi qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

The audit committee’s duties, which are specified in the charter adopted by us and include, but are not limited to:

●	meeting with our independent registered public accounting firm regarding, among other issues, audits, and adequacy of our accounting and control systems;
●	monitoring the independence of the independent registered public accounting firm;
●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;
●	inquiring and discussing with management our compliance with applicable laws and regulations;
●	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed, and establishing pre-approval policies and procedures;
●	appointing or replacing the independent registered public accounting firm;
●	determining the compensation and oversight of the work of the independent registered public accounting firm (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;
●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;
●	monitoring compliance on a quarterly basis and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing compliance;

●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;
●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction;
●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities;
●	reviewing and discussing with management and the independent registered public accounting firm the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Annual Report on Form 10-K;
●	approving reimbursement of expenses incurred by our management team in identifying potential target businesses; and
●	reviewing and approving all payments made to our existing shareholders, executive officers or directors and their respective affiliates. Any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

Compensation Committee

We have established a compensation committee of our board of directors. The members of our compensation committee are Gonen Antebi, Colleen DiClaudio and Vincent Kane. Colleen DiClaudio serves as chairman of the compensation committee.

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;
●	reviewing and approving the compensation of all of our other Section 16 executive officers;
●	reviewing our executive compensation policies and plans;
●	implementing and administering our incentive compensation equity-based remuneration plans;
●	assisting management in complying with our proxy statement and annual report disclosure requirements;
●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;
●	producing a report on executive compensation to be included in our annual proxy statement; and
●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Director Nominations

We do not have a standing nominating committee, though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605 of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees are Gonen Antebi, Vincent Kane and Colleen DiClaudio. In accordance with Rule 5605 of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our bylaws.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, and in the past year has not served, as a member of the compensation committee of any entity that has one or more executive officers serving on our board of directors.

Advisory Board

Our board of advisors assists the management team with sourcing and evaluating A.I. and healthcare business opportunities, and devising plans and strategies to optimize our market opportunities where A.I. and healthcare payer businesses intersect. None of our advisors have any fiduciary obligations to present business opportunities to us. Although we do not pay cash compensation to any of our advisors for their services, they are reimbursed for any-of-pocket expenses in connection with rendering their services and are eligible for stock option awards.

Dr. Eli David, Chief Science Advisor

Dr. David has served as our Chief Science Advisor since April 1, 2021 and is the Chairman of our Advisory Board. He was the Chief Scientist of Marpai Health immediately prior to that, and a member of Marpai Health’s board of directors from June 2019 to January 2021. He is the current owner of Evolint, Ltd, a company through which he provides consultant services.

Dr. David is a leading expert in the field of artificial intelligence, specializing in deep learning and evolutionary computation. He has served as the Chief Technology Officer of Machine Learning/Deep Learning since April 2021 and a member of the board of directors of Nano Dimension, Ltd. (Nasdaq: NNDM) since January 2021, and he continues to serve in these roles. He has served as co-founder and a member of the board of Emporus Technologies since June 2019 and continues to serve in this role. He has also served as co-founder and Chief Technology Officer of DeepCube Ltd. from January 2018 to March 2021. Dr. David also continues to serve: Deep Instinct Ltd, as a Scientific Advisor since May 2015; Evolint Ltd, as a Consultant since April 2015; and Bar-Ilan University, as a Lecturer since March 2005.

Dr. David teaches university courses on deep learning and has also published over 50 papers in leading artificial intelligence journals, mostly focusing on applications to real-world domains. He has won several awards, including the Technology Pioneer award by the World Economic Forum. Previously, he was the co-founder of Deep Instinct, the first company to apply deep learning to cybersecurity, and Fifth Dimension. He received a B.S., M.S., and Ph.D. from Bar-Ilan University.

Michael Paas

Michael Paas is life sciences executive with experience in biopharmaceutical companies and in strategy consulting. Currently, he leads the Value & Access organization at AbbVie, a publicly traded biopharmaceutical company. Previously, he served in leadership positions for global market access and pricing at Regeneron and Bristol-Myers Squibb. He received a B.A. from The Johns Hopkins University, an M.P.H. from the Columbia Mailman School of Public Health, and an M.B.A. from the Columbia Business School.

Winston Churchill

Winston Churchill is a long-time investor in in numerous private and publicly traded companies. He has been the managing general partner of SCP Partners, a multi-stage venture capital firm since its founding in 1996. Currently, he is also Board member of three public companies: Amkor Technology, Inc. (Nasdaq: AMKR), Innovative Solutions & Support, Inc. (Nasdaq: ISSC) and Recro Pharma, Inc. (Nasdaq: REPH). Previously, he served as Board member of MedStar Health, a $5.6 billion regional healthcare system based in Maryland. He received a B.S. from Fordham University, an M.A. in Economics from Oxford University as a Rhodes Scholar, and a J.D. degree from Yale Law School.

Ariel Zamir

Ariel Zamir is an artificial intelligence and deep learning leader with commercial deployment experience. Currently, he is the Chief Operating Officer and Israel General Manager of Cognigo, an A.I.-driven data protection platform that was acquired by NetApp in 2019. Previously, Ariel was the Vice President of Research & Development at Fifth Dimension and Research & Development Team Leader at Verint Systems. He received an M.B.A. from Kellogg-Recanati International.

Code of Ethics

We adopted a Code of Ethics applicable to our directors, officers, and employees. A copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common shares, to file reports regarding ownership of, and transactions in, our securities with the SEC and to provide us with copies of those filings.

We have reviewed all forms provided to us or filed with the SEC. Based on that review and on written information given to us by our executive officers and directors, we believe that all Section 16(a) filings during the past fiscal year were filed on a timely basis and that all directors, executive officers and 10% beneficial owners have fully complied with such requirements during the past fiscal year.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table provides summary information concerning cash and non-cash compensation paid or accrued for the fiscal years ending December 31, 2021 and 2020 to our named executive officers.

				Stock
		Salary	Bonus	Awards	All Other	Total
Name and Principal Position	Year	($)	($)	($)	Compensation	($)
Edmundo Gonzalez, Chief Executive Officer and Director (1)	2020	—	—		$181,500	$181,500
	2021	$218,139	—		$69,667	$287,806
Mordechai Geva, Former Chief Technology Officer (2)	2020	$226,427	—			$226,427
	2021	$293,364	—			$293,364
Arthur Hoath, IV, Chief Revenue Officer (3)	2020	$—	—	—		$—
	2021	$245,191	—	125,404		$370,595
Yoram Bibring, Chief Financial Officer (4)	2020	$—	—	$—		$—
	2021	$76,500	$50,000	117,378		$243,878
(1)	The amounts reported represent the aggregate grant date fair value of the restricted stock awards, in each case, calculated in accordance with Financial Accounting Standards Board (FASB), Accounting Standards Codification (“ASC”), Topic 718.
(2)	Edmundo Gonzalez joined Marpai Health as Chief Executive Officer since its inception in February 2019 and continues in this role with Marpai. This amount includes cash salary payments of $15,125 per month for CEO services as a consultant under a consulting agreement between Marpai Health and Grays West Ventures LLC dated July 29, 2019.
(3)	Edmundo Gonzalez was awarded 822,581 shares of Marpai Health’s restricted stock for an aggregate purchase price of $18.06 under the terms of a Restricted Stock Purchase Agreement dated July 29, 2019 (the “Grays West RSA”). Mr. Gonzalez was issued 822,581 shares of our Class B common stock in exchange for his 822,581 restricted shares of Marpai Health on April 1, 2021.
(4)	Mordechai Geva joined Marpai Health as Chief Technology Officer in March 2019 and departed from this role with Marpai on September 1, 2021. This amount includes monthly payments of NIS 64,800 ($20,153, based on an exchange ratio of $0.311:1 NIS as of September 2, 2021) plus VAT per month for services as Chief Technology Officer under a consulting agreement between Marpai and Keystone Systems Ltd., dated July 29, 2019. Mordechai Geva was awarded 455,582 shares of Marpai Health’s restricted stock for an aggregate purchase price of $10.00 under the terms of a Restricted Stock Purchase Agreement dated July 29, 2019 (the “Keystone RSA”). Mr. Geva was issued 100,000 shares of our Class A common stock in exchange for his 100,000 restricted shares of Marpai Health on April 1, 2021.
(5)	Arthur Hoath, IV joined Marpai as Chief Revenue Officer in April 2021, and continues in this role. Mr. Hoath, IV did not receive compensation of any kind from Marpai, or our subsidiaries, in 2020. He was awarded 182,233 share of stock option under Global Stock Incentive Plan for exercise price of $2.58 per share on May 7, 2021.
(6)	Yoram Bibring joined Marpai as Chief Financial Officer on September 1, 2021 and continues in this role. Mr. Bibring did not receive compensation of any kind from Marpai, or our subsidiaries, in 2020. he was awarded 80,000 share of stock option under Global Stock Incentive Plan for exercise price of $4 per share date October 26,2021.
(7)	Elizabeth Knorr was awarded 22,779 share of stock option under Global Stock Incentive Plan for exercise price of $0.002 per share on May 7, 2021.

Director Compensation

None of our current three directors has received any compensation for services as a member of the Board of Directors of either Marpai Health or Continental Benefits during the past two fiscal years. Our directors are and will continue to be reimbursed by us for any out-of-pocket expenses incurred in connection with activities conducted on our behalf.

On March 30, 2022, our Board, upon the recommendation of our Compensation Committee, approved the change of our independent directors’ compensation to an annual fee of $50,000, payable quarterly.

Other than as described above, we have no present formal plan for compensating our directors for their service in their capacity as directors. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our Board as per policy approved by our Compensation Committee. The Board may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

Other than indicated above, no director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments during Fiscal Year 2021.

Benefit Plans

We maintain a defined contribution employee retirement plan, or 401(k) plan, for our full-time employees. Our named executive officers are eligible to participate in the 401(k) plan on the same basis as our other full-time employees if they are considered an employee and not a consultant. The 401(k) plan is intended to qualify as a tax-qualified plan under Section 401(k) of the Internal Revenue Code. The 401(k) plan provides that each participant may make pre-tax deferrals from his or her compensation up to the statutory limit, which is $19,500 for calendar year 2021, and other testing limits. Participants that are 50 years or older can also make “catch-up” contributions, which in calendar year 2020 may be up to an additional $6,500 above the statutory limit. Participant contributions are held and invested, pursuant to the participant’s instructions, by the plan’s trustee.

We have no pension, or profit-sharing programs for the benefit of directors, officers, or other employees, but our officers and directors may recommend adoption of one or more such programs in the future. We do not sponsor any qualified or non-qualified pension benefit plans, nor do we maintain any non-qualified defined contribution or deferred compensation plans.

2021 Global Stock Incentive Plan

On May 7, 2021, our Board of Directors, and the holders of all our issued and outstanding shares of common stock approved the adoption of our 2021 Global Stock Incentive Plan (the “2021 Plan”) which is comprised of (i) an Israeli Sub-Plan that is designated for Israeli residents; and (ii) a U.S. Sub-Plan for U.S. persons. The 2021 Plan provides for the grant of incentive stock options, restricted stocks, restricted stock units, and other equity-based awards (collectively, the “Awards”). We had reserved a total of 1,503,421 shares of Class A common stock for grants of Awards to our employees, directors, advisory board members, consultants, and the like (collectively, the “Participants”) under the 2021 Plan (including the Israeli Sub-Plan and the U.S. Sub-Plan) or otherwise as shall be determined by the Board or any committee designated by it. No option grants shall be made under the 2021 Plan or the Israeli Sub-Plan until the date which is 30 days after filing the relevant forms with the Israeli Tax Authority (the “ITA”), or such earlier date at which the 2021 Plan may be approved by the ITA. The 2021 Plan shall expire in May 2031.

If any Common Stock with respect to which the Participant has the right to purchase and/or receive under the 2021 Plan shall terminate, expire, or otherwise cease to exist, such Common Stock shall again be available for grant as Awards under the 2021 Plan. To date, incentive stock options for 1,503,421 shares of Class A common stock have been approved by the Board for grant under the 2021 Plan, with 25% of the options vesting on the first anniversary of the grant, and 6.25% at the end of each sequent three-month period over the following three years.

Director and Officer Liability Insurance

We maintain director and officer liability insurance that provides financial protection for our directors and officers if they are sued in connection with the performance of their services and provides employment practices liability coverage, which insures for harassment and discrimination suits.

Employment Agreements

Chief Executive Officer

On July 29, 2019, we entered into a one-year consulting agreement with Grays West Ventures LLC for consulting services from our Chief Executive Officer, Edmundo Gonzalez, which automatically renewed after an initial one-year term until April 1, 2021. Mr. Gonzalez received an annual base salary of $20,000 per month in 2019 and $15,125 in 2020, and compensation in the form of the right to purchase 822,581 shares of Marpai Health’s common stock in 2019. No equity awards were granted to Mr. Gonzalez during 2020. Mr. Gonzalez did not receive any annual bonus during the fiscal years ended December 31, 2019 and December 31, 2020. Mr. Gonzalez received benefits equal to $4,533.52 in 2019, and $14,197.81 in 2020.

On April 1, 2021, we entered into an at-will employment agreement with Mr. Gonzalez, which remains in effect as of the date of this Annual Report on Form 10-K. Mr. Gonzalez receives a base salary of $350,000 per year, and he may receive an annual bonus based on mutually agreed performance targets. Mr. Gonzalez receives participation in the company’s self-insured group medical and dental plan, a 401k plan with 5% contribution match by the company (up to allowed limits), and short-term and long-term disability benefits.

Mr. Gonzalez’s employment agreement provides that that he will be entitled to severance if we terminate his employment without “Cause” (as defined in the employment agreement), if he terminates his employment for “Good Reason” (as defined in the employment agreement) or following his death or permanent disability. In any event in which Mr. Gonzalez is entitled to severance pursuant to these provisions, we shall continue to pay Mr. Gonzalez his then-in-effect base salary and provide benefit continuation at our expense for a period of six months from the date of termination of employment if during his first year of employment; for a period of nine months from the date of termination of employment if terminated on or after the one-year anniversary but before the two-year anniversary of his employment date; and for twelve months from the date of termination of employment if he is terminated after the two-year anniversary of his employment. Any severance payable to Mr. Gonzalez shall be payable in equal installments in the same manner and in our regular payroll cycle as other salaried executive employees are paid.

Chief Financial Officer

On June 17, 2021, we entered into an at will employment agreement with our Chief Financial Officer, Yoram Bibring, which remains in effect as of this Annual Report on Form 10-K. Mr. Bibring has served as our Chief Financial Officer since September 1, 2021 and he receives a base salary of $255,000 per year. He may receive an annual bonus that is equal to 50% of the annualized rate of his base salary with the exception of Mr. Bibring’s target 2021 bonus, which is $75,000, based on mutually agreed performance targets. Mr. Bibring’s employment agreement also includes compensation in the form of 125,000 options to purchase Class A common stock, under our 2021 Global Share Incentive Plan, which will vest over four years. On October 26, 2021 Mr. Bibring was granted 80,000 options with an exercise price of $4.00 per share, with 15,625 vesting at the six-month anniversary of his initial employment, an additional 15,625 vesting at the first anniversary of his initial employment date, 2,566 vesting at each of the following 19 months after the first anniversary. The remaining 45,000 options are expected to be granted when and if our shareholders approve the increase of the pool reserved under the 2021 Global Share Incentive Plan. These options will vest in 17 equal monthly installments of 2,647 options commencing on May 1, 2024. Mr. Bibring’s employment agreement provides that full vesting will take place if Marpai is sold or otherwise in the event of a change in control of Marpai. Mr. Bibring receives participation in the company’s self-insured group medical and dental plan, a 401k plan with 5% contribution match by the company (up to allowed limits), and short-term and long-term disability benefits.

Mr. Bibring’s employment agreement provides that he will be entitled to severance if we terminate his employment of: (1) twelve months of his salary, target bonus and benefits, if Marpai is sold or in the event of a change of control of Marpai that results in his termination within 24 months; or (2) six months, for any other situation where we terminate his employment without cause. Any severance payable to Mr. Bibring shall be payable in equal installments in the same manner and in our regular payroll cycle as other salaried executive employees are paid.

Former Chief Technology Officer

We entered into an indefinite consulting agreement with our former Chief Technology Officer, Mordechai Geva, through our subsidiary, EYME Technologies, Ltd. on July 29, 2019, which was terminated on September 1, 2021. Under the terms of this consulting agreement, Mr. Geva provided services to the Company as an independent contractor, through his wholly owned company, Keystone Systems Ltd. Mr. Geva received a base salary of NIS 64,800 ($20,153, based on an exchange ratio of $0.311:1 NIS:1 NIS as of September 2, 2021) plus VAT per month in each of 2019 and 2020, and compensation in the form of the right to purchase 455,582 shares of Marpai Health’s common stock. Mr. Geva did not receive any annual bonus during the fiscal years ended December 31, 2019 and December 31, 2020. No equity awards were granted to Mr. Geva during 2020. Mr. Geva’s compensation was paid to his wholly owned company, Keystone and he was responsible for all of his own benefits.

On March 24, 2021, we entered into an at will employment agreement with Mr. Geva. Mr. Geva received an annual base salary of NIS 56,250 ($17,494, based on an exchange ratio of $0.311:1 NIS as of September 2, 2021) plus social benefits per month. Mr. Geva was entitled to receive Pension Insurance not to exceed 15.83% of his salary and Study Fund contributions not to exceed 7.5% (but in any event, not more than the maximum amount allowable under the tax regulations without causing any tax liability). This employment agreement was mutually terminated on August 31, 2021.

Under the terms of the March 24, 2021 employment agreement, Mr. Geva will receive severance payment equal to two months’ pay.

Chief Revenue Officer

We entered into an at will employment agreement with our Chief Revenue Officer, Arthur Hoath, IV, on March 9, 2021, which remains in effect as of the date of this Annual Report on Form 10-K. Mr. Hoath will receive a base salary of $240,000 per year, and compensation in the form of 40,000 options to purchase Class A common stock, under the company’s 2019 Global Share Incentive Plan. These 40,000 options will vest over four years with 25% vesting on the first anniversary, and 75% vesting monthly over the following 36 months. The exercise price per share shall be that of the company’s IPO price. Mr. Hoath received a signing bonus of $15,000, and he may receive a bonus of up to $90,000, for a Year 1 advance and mutually agreed commissions on net revenue. Mr. Hoath receives participation in the company’s self-insured group medical and dental plan, a 401k plan with 5% contribution match by the company (up to allowed limits), and short-term and long-term disability benefits.

President of Marpai Labs

On July 4, 2021, we entered into an at will employment agreement with our President of Marpai Labs, Alice Roth, which remains in effect as of the date of this Annual Report on Form 10-K. Ms. Roth receives a base salary of $70,000 NIS ($21,770, based on an exchange ratio of $0.311:1 NIS as of September 2, 2021) per month, and she may receive an annual bonus that is equal to 20% of the annualized rate of her base salary, based on mutually agreed performance targets. Ms. Roth’s employment agreement also includes compensation in the form of 125,000 options to purchase Class A common stock, under the company’s 2021 Global Share Incentive Plan, which are expected to be granted following the next increase of the 2021 Global Share Incentive Plan pool. These 125,000 options will vest over four years with 25% of the options vesting on the first anniversary of the grant, 2,604 vesting at each of the following 35 months after the first anniversary, and 2,610 vesting at month 36. Ms. Roth receives executive benefits including group medical and dental insurance offered to all full-time salaried employees.

Ms. Roth’s employment agreement provides that that she will be entitled to severance if we terminate her employment in an amount equal to three months’ salary and social benefits. Any severance payable to Ms. Roth shall be payable in equal installments in the same manner and in our regular payroll cycle as other salaried executive employees are paid.

President, Product and Development

Effective February 28, 2022, the Company engaged Mr. Finger to serve as its President, Product Development. Mr. Finger’s initial term of employment will be for a period of two (2) years and will automatically renew for successive one (1) year periods unless either party delivers a notice of non-renewal at least one (1) month prior to the expiration of the then current period. Mr. Finger’s employment may be terminated due to his death, disability, voluntary termination, or termination by the Company for cause or without cause.

Mr. Finger will be paid an annual base salary of three hundred twenty-five thousand dollars ($325,000) per year and will be eligible for a bonus of up to 50% of his base salary depending on performance metrics as may be determined by the Company’s board of directors or compensation committee. In addition, Mr. Finger will be paid a sign on bonus (the “Sign on Bonus”) of two hundred and fifty thousand dollars ($250,000), payable in cash or shares of the Company’s Class A common stock, at the Company’s discretion. If paid in cash, such Sign on Bonus shall be paid within fifteen (15) days following the start date of his employment, and if paid in shares such issuance shall be made following the twelve (12) month anniversary of the start date of his employment. If Mr. Finger’s employment with the Company is terminated for reasons other than by the Company without cause, by Mr. Finger for good reason, or due to Mr. Finger’s death or disability, within the first (12) months of his employment, the Sign on Bonus will be repaid to the Company in full.

In addition, if the Company elects to renew Mr. Finger’s employment upon the expiration of the initial two-year term, the Company has agreed to pay Mr. Finger a one-time renewal bonus (the “Renewal Bonus”) of two hundred and fifty thousand dollars ($250,000) payable in cash or shares of the Company’s Class A common stock, at the Company’s discretion. If paid in cash, such Renewal Bonus shall be paid within fifteen (15) days following the second anniversary of the start date of his employment, and if paid in shares such issuance shall be made following the twenty-four (24) month anniversary of the start date of his employment, subject to a twelve (12) month restriction period. If Mr. Finger’s employment with the Company is terminated for reasons other than by the Company without cause, by Mr. Finger for good reason, or due to Mr. Finger’s death or disability, within the second and third anniversaries of the start date of his employment, the Renewal Bonus will be repaid to the Company in full.

Pursuant to his employment agreement, and subject to the approval of the Company’s board of directors, Mr. Finger will also be eligible to receive a restricted stock grant (the “Initial Grant”) of a number of shares of Class A common stock equal to two million dollars ($2,000,0000) in the aggregate. The Initial Grant will vest in equal quarterly installments during the twelve (12) month period following the start date of his employment. Pursuant to his employment agreement, and subject to the approval of the Company’s board of directors, Mr. Finger will also be eligible to receive a restricted stock grant on the one-year anniversary of his start date of employment (the “Additional Grant”) of a number of shares of Class A common stock equal to two million dollars ($2,000,0000) in the aggregate. The Additional Grant will vest in equal quarterly installments during the twelve (12) month period following the one (1) year anniversary of the start date of his employment. The Initial Grant and the Additional Grant are intended to be issued pursuant to the Company’s 2021 Global Stock Incentive Plan and are subject to accelerated vesting in the event of a change of control of the Company. In addition, with respect to the Initial Grant and the Additional Grant, in the event the market price per share on any vesting date is less than the price per share on the date of such Initial Grant and Additional Grant (each such price, the “Grant Date Price”), then the Company will issue Mr. Finger the difference in value in cash or shares of Class A common stock at the Company’s election, such that the vested amount of such grant is equal to the product of the vesting shares for that quarter multiplied by the Grant Date Price.

In the event Mr. Finger’s employment is terminated without cause, the Company does not offer to renew his employment agreement after the expiration of the initial two year term or any one (1) year successive term or if Mr. Finger terminates his employment for good reason, Mr. Finger will be entitled to receive a severance payment of six (6) months of his base salary (paid in regular installments), the payment of any earned, but unpaid, annual bonus, and the issuance of the balance of the shares of the Initial Grant or Additional Grant that would have vested as of such termination date.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information, to the best knowledge and belief of the Company, as of March 23, 2022 (unless provided herein otherwise), with respect to holdings of our common shares by (1) each person known by us to be the beneficial owner of more than 5% of the total number of our common shares outstanding as of such date; (2) each of our directors; (3) each of our named executive officers; and (4) all of our directors and our executive officers as a group.

Unless otherwise indicated, the address of each person listed below is c/o Marpai, Inc., 5701 East Hillsborough Ave., Suite 1417, Tampa, FL, 33610-5428.

			Percentage
			Of Shares
	Beneficial Number of		Beneficially
Name of Beneficial Owner	Shares(1)		Owned
Directors and Named Executive Officers
Edmundo Gonzalez	1,532,839	(2)	7.4%
Yaron Eitan	887,607	(3)	4.3%
Ronnie Brown	45,555	(4)	*
Yoram Bibring	20,625	(5)	*
Alice Roth	—		—
Art Hoath	—		—
Damien Lamendola	6,254,129	(6)	30.3%
Gonen Antebi	—		—
Colleen DiClaudio	—		—
Lutz Finger	—		—
Vincent Kane	54,760		*
Jane Cavalier Lucas (8)	33,634		*
Mohsen Moazami	—		—
All Directors and Executive Officers as a Group (12 Persons)	8,829,149	(7)	41.4%

*less than 1%

(1)	Based on 20,299,708 common shares issued and outstanding as of March 23, 2022. Except as otherwise indicated, we believe that the beneficial owners of the common shares listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

Shares subject to options, warrants or right to purchase or through the conversion of a security currently exercisable or convertible, or exercisable or convertible within 60 days, are reflected in the table above and are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2)	Consists of (i) 840,079 shares of the Class A common stock, held directly by Edmundo Gonzalez, (ii) 313,110 shares of the Company’s common stock held by Grays West Ventures LLC (“Grays West”), of which Mr. Gonzalez is the sole member, and over which Mr. Gonzalez has sole voting and dispositive power, and (iii) 379,650 shares of common stock issuable upon the exercise of warrants at an exercise price of $7.90 per share expiring on February 9, 2026 held by Grays West, of which Mr. Gonzalez is the sole member, and over which Mr. Gonzalez has sole voting and dispositive power.
(3)	Consists of (i) 659,816 shares of the Class A common stock, held directly by Yaron Eitan and (ii) 227,791 shares of common stock issuable upon the exercise of warrants at an exercise price of $7.90 per share expiring on February 9, 2026.
(4)	Consists of options to purchase 91,116 shares of Class A common stock, exercisable at $2.58 per share, of which 45,555 are vested.
(5)	Consists of (i) 5,000 shares of the Class A common stock and (ii) options to purchase 80,000 shares of Class A common stock, exercisable at $4.00 per share, of which 15,625 are vested.
(6)	Comprised of (i) 2,162,968 shares of Class A common stock, held directly by HillCour Investment Fund, LLC, of which Mr. Lamendola is the Manager, and over which he holds the voting and dispositive power, (ii) 3,726,695 shares of the common stock held directly by WellEnterprises USA, LLC, a wholly owned subsidiary of HillCour, Inc., which is wholly owned by HillCour Holdings LLC (f/k/a HillCour Holding Corporation) (“HillCour Holdings”), a corporation controlled by Mr. Lamendola, and Mr. Lamendola holds the voting and dispositive power over the securities held by WellEnterprises USA, LLC, and

(iii) 364,466 shares of common stock issuable upon the exercise of warrants at an exercise price of $1.43 per share expiring on January 17, 2025 held directly by HillCour Investment Fund, LLC, of which Mr. Lamendola is the Manager, and over which he holds the voting and dispositive power.
(7)	Consists of 7,796,062 shares of Class A common stock, 971,907 shares of common stock issuable upon the exercise of warrants and options to purchase 61,180 shares of common stock.
(8)	Ms. Lucas resigned from the board of directors in March 2022.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

In addition to the compensation arrangements, including employment, termination of employment and with our directors and executive officers, including those discussed in the sections titled “Management” and “Executive Compensation,” and the registration rights described in the section titled “Description of Capital Stock — Registration Rights,” the following is a description of each transaction since January 1, 2020 or any currently proposed transaction in which:

●	we, Marpai Health or Continental Benefits have been or are to be a party;
●	the amount involved exceeded or exceeds $120,000 or 1% of the average of our total assets as of the end of the last two completed fiscal years; and
●	any of our directors, executive officers, or holders of more than 5% of our outstanding capital stock, or any immediate family member of, or person sharing the household with, any of these individuals or entities, had or will have a direct or indirect material interest.

For information on our compensation arrangements, including employment, termination of employment and with our directors and executive officers, see “Item 11 — Executive Compensation”.”

Purchase and Reorganization Agreement

On April 1, 2021, we entered into the Purchase and Reorganization Agreement with Mr. Gonzalez, our Chief Executive Officer, Mr. Eitan, our current Chairman of the Board, Dr. David, our Chief Science Advisor, and other then stockholders and holders of convertible notes of Marpai Health, Continental Benefits, WellEnterprises USA, LLC, and for the sole purposes of a joinder in connection with the Guaranteed Obligations, HillCour. On May 7, 2021, parties entered into an addendum to the Purchase and Reorganization Agreement to correct interest miscalculations on certain Original MH Notes. Pursuant to the terms of the Purchase and Reorganization Agreement, we acquired all of the outstanding capital stock of Marpai Health and all of the outstanding membership interests of Continental Benefits. Prior to the Closing of the Acquisition in April 2021, Continental Benefits was 100% owned by WellEnterprises USA LLC which was 100% owned by HillCour. HillCour is 100% owned by HillCour Holding Corporation. Our Director, Damien Lamendola, is the indirect majority owner of WellEnterprises USA, LLC and HillCour, and the direct majority owner of HillCour Holding Corporation. Giving effect to the conversion of the New Notes and the June 2021 Notes, Mr. Lamendola beneficially owns approximately 51.7% of the outstanding capital stock of Marpai, Inc.

For more information regarding the Acquisition, and interests of certain of our officers, directors and greater than 5% stockholders, please see “Business — Marpai, Inc.’s Acquisition of Marpai Health and Continental Benefits,” “Business — Interests of Certain Persons in the Acquisition” and “Security Ownership of Certain Beneficial Owners and Management.”

Power of Attorney and Proxy

We, (i) HillCour Investment Fund, LLC and WellEnterprises USA, LLC (together, the “HillCour Founding Group”) and (ii) Eli David, Yaron Eitan, Edmundo Gonzalez and Grays West Ventures LLC (collectively, the “Grays Founding Group,” and together with the HillCour Founding Group, the “Co- Founders”) entered into an Agreement Relating to Voting Power Between Co-Founders of Marpai, Inc. and Grant of a Power of Attorney and Proxy (“Power of Attorney and Proxy”). Pursuant to the Power of Attorney and Proxy, the HillCour Founding Group granted the Grays Founding Group the right to vote 1,560,237 shares of our Class A common stock it held (“Proxy Shares”) on all matters relating to any of the following: (i) change to the composition of our

Board of Directors; (ii) sale of all or substantially all of our assets or capital stock, or a merger involving us; (iii) replacement of our CEO or other executive officers; (iv) amendment or approval of any corporate documents or agreements in connection with our corporate structure or capital raising activities; (v) approval of our annual budget and business plan; and (vi) our acquisition, joint venture, or other collaborative agreements. Consequently, the HillCour Founding Group and the Grays Founding Group currently have the right to vote 3,913,268 and 3,913,263 shares of our capital stock, respectively. The Power of Attorney and Proxy also provides that the number of Proxy Shares is subject to adjustment from time to time so as to maintain as much as possible, equal voting power in us between the HillCour Founding Group on the one hand and the Grays Founding Group on the other, subject to certain exceptions related to transfer of shares by the parties. The Power of Attorney and Proxy is irrevocable and will remain in full force and effect until the earlier of (i) consummation of the sale of all or substantially all of our assets, or the acquisition of us by a third party (by way of stock acquisition, merger, recapitalization or otherwise), or (ii) the time when the Grays Founding Group collectively owns fewer than 1,882,420 shares of our capital stock. For as long as this Power of Attorney and Proxy remains in effect, the HillCour Founding Group and the Grays Founding Group are therefore deemed to be a “group” under Rule 13d-5(d) of the Exchange Act.

Pursuant to this Power of Attorney and Proxy, the Co-Founders have also agreed to vote all their shares for the election of (a) Damien Lamendola (or another nominee of the HillCour Founding Group), (b) Edmundo Gonzalez; and (c) Yaron Eitan (or up to two other nominees of the Grays Founding Group) as our directors. Pursuant to this Power of Attorney and Proxy, the Co-Founders collectively hold an aggregate of more than 70% of the voting power of our common stock and therefore, we can be classified as a “controlled company” under the rules of the Nasdaq Capital Market.

Transition Services Agreement

On April 1, 2021, in order to enable Continental Benefits and its employees to continue to operate in an effective manner immediately following the Acquisition, we entered into a Transition Services Agreement with WellEnterprises, LLC, HillCour, LLC and Continental Benefits, pursuant to which WellEnterprises, LLC and HillCour, LLC provide Continental Benefits transitional services through May 31, 2021 and in return, we pay HillCour, LLC for the time spent by employees and third party service providers on a cost- incurred basis. On May 7, 2021, we entered into a supplemental Transition Service Agreement whereby HillCour agreed to provide additional treasury and banking services to us through July 1, 2021 at a rate of $6,000 per month.

HillCour’s Financial Support

In March 2021, in connection with the audit of Marpai Health and Continental Benefits, HillCour gave the March Support Letters to each of Marpai Health and Continental Benefits agreeing to provide (i) Marpai Health capital to fund its operating expenses until April 2022 if the Company is unable to secure enough funding or revenue to fund Marpai Health’s operations, which was projected at the time to be approximately between $3.5 million and $4.5 million, and (ii) Continental Benefits capital to fund its operations through April 30, 2022, which was projected at the time to be between $6.5 million and $8.0 million.

In May 2021, the two March Support Letters were superseded by HillCour’s May Support Letter which that if Marpai, Inc. fails to (i) raise sufficient capital through private rounds of financings, or (ii) secure sufficient operating cash to fund its operating expenses, HillCour, subject to such further conditions, and in a form to be mutually determined, will provide Marpai, Inc. funding and financial support necessary to pay for its operating expenses so Marpai, Inc. is able to continue to operate in its normal course of business through July 31, 2022.

In August 2021, HillCour’s May Support Letter was superseded by its August Support Letter which provides that if Marpai, Inc. fails to (i) raise sufficient capital through private rounds of financings, or (ii) secure sufficient operating cash to fund its operating expenses, HillCour, subject to such further conditions, and in a form to be mutually determined, will provide Marpai, Inc. funding and financial support necessary to pay for its operating expenses so Marpai, Inc. is able to continue to operate in its normal course of business through September 2022.

On July 29, 2021, Marpai, Inc. issued to HillCour Investment Fund LLC a promissory note in the principal amount of up to $3,000,000 (the “HillCour Promissory Note”). Interest on the HillCour Promissory Note accrues at the rate of 6% per annum. All outstanding principal and accrued interests thereunder shall become due and payable on the earlier of (i) January 29, 2022, or (ii) closing of the IPO. As of the date of this Annual Report, $3,000,000 of the HillCour Promissory Note has been drawn down. In connection with the issuance of the HillCour Promissory Note, Marpai, Inc. also issued to HillCour Investment Fund, LLC warrants to purchase a number of unregistered Class A common stock equal to the quotient of (i) 30% of the outstanding principal amount of the HillCour Promissory Note as of the date of closing of this Annual Report, divided by (ii) the per share offering price of the Class A common stock in the IPO. These warrants will be exercisable into 225,000 unregistered shares of the Company’s Class A common stock at an exercise price of $4.00 per share.

Consulting Agreement

In January 2021, Marpai Health entered into a consulting agreement with BrightMark Consulting, LLC (“BrightMark”), for certain marketing and branding services based on approved initiatives within Marpai’s marketing budget. Ms. Lucas, a former member of our Board of Directors, is the Chief Executive Officer of BrightMark. Marpai Health pays an hourly fee ranging from $125 to $350 for branding services on a cost-incurred basis. As of March 2021, Marpai Health and BrightMark terminated their consulting agreement and continued the engagement of BrightMark on an as needed basis. As of December 31, 2021, the Company paid an aggregate of $1,725,000 to BrightMark for its services.

Consulting Fees

The Company receives consulting services from various shareholders and directors, including Edmundo Gonzalez and Yaron Eitan. The total cost of these consulting services for the years ended December 31, 2021 and 2020 was approximately $1,100,000 and $436,000, respectively. The accounts payable to these certain shareholders as of December 31, 2021 and December 31, 2020 was approximately $297,267 and $16,000, respectively, and are included in accounts payable on the accompanying consolidated balance sheets.

In April 2021, Marpai Health entered into a consulting agreement with Yaron Eitan for certain management consulting services where Marpai Health pays Mr. Eitan a monthly retainer of $15,000. Effective April 21, 2021, Marpai Health agreed to pay Mr. Eitan an additional fee of $7,750 per month for a total of $22,750 per month, payable until the earlier of company or Mr. Eitan decide to terminate or March 31, 2022.

Sublease

The company entered into sublease with Emporus Technologies, Ltd, in which Yaron Eitan, the Company’s chairman serves as a chairman. The total sublease income for the years ended December 31, 2021 and 2020 was approximately $69,000 and $97,000, respectively. The accounts receivable as of December 31, 2021 and 2020 was approximately $41,000 and $77,000, respectively, and is included in other receivables on the accompanying consolidated balance sheets.

Policy for Approval of Related Party Transactions

Our board of directors adopted our Code of Ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board of directors) or as disclosed in our public filings with the SEC. Under our Code of Ethics, conflict of interest situations includes any financial transaction, arrangement, or relationship (including any indebtedness or guarantee of indebtedness) involving Marpai, Inc.

Our Code of Ethics is posted on our Internet website at https://www.marpaihealth.com/. The information on our website is not incorporated by reference into this Annual Report. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Conduct by posting such information on the website address specified above.

In addition, the audit committee of our board of directors will adopt a charter, providing for the review, approval and/or ratification of “related party transactions,” which are those transactions required to be disclosed pursuant to Item 404 of Regulation S-K as promulgated by the SEC, by the audit committee. At its meetings, the audit committee shall be provided with the details of each new, existing, or proposed related party transaction, including the terms of the transaction, any contractual restrictions that the company has already committed to, the business purpose of the transaction, and the benefits of the transaction to the company and to the relevant related party. Any member of the committee who has an interest in the related party transaction under review by the committee shall abstain from voting on the approval of the related party transaction, but may, if so, requested by the chairman of the committee, participate in some or all of the committee’s discussions of the related party transaction. Upon completion of its review of the related party transaction, the committee may determine to permit or to prohibit the related party transaction. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, officers, or directors, or our or any of their affiliates.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee, or officer.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The fees for services provided by our independent registered public accounting firm to the Company and paid in the last two fiscal years were as follows:

	Year ended		Year ended
	December 31,		December 31,
	2021		2020
Audit Fees		$443,170		$67,146

Audit-Related Fees	$	None	$	None

Tax Fees	$	None	$	None

All Other Fees	$	None	$	None

Total Fees		$443,170		$67,146

Audit Fees. These fees were for professional services in connection with the audit of the annual financial statements and quarterly reviews of the financial statements included in Form 10-Q. Also includes fees for consents and comfort letters related to registration payments and review of documents filed with the SEC

Audit-Related Fees. None

Tax Fees. None

All Other Fees. None

SEC rules require that before the independent registered public accounting firm are engaged by us to render any auditing or permitted non-audit related service, the engagement be:

1.pre-approved by our audit committee; or

2.entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the Audit Committee is informed of each service, and such policies and procedures do not include delegation of the Audit Committee’s responsibilities to management.

The audit committee pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees were reviewed and approved by the audit committee before the services were rendered.

As of December 31, 2021, we have accrued approximately $135,000 for the annual audit fees for the fiscal year ended December 31,2021, which we expect to pay UHY LLP during fiscal year 2022.

PART IV

ITEM 15. EXHIBITS.

Exhibit No.	Description
2.1

Form of Equity Interest Purchase and Reorganization Agreement, by and among Marpai, Inc., Marpai Health, Inc., the Noteholders and Stockholders of Marpai Health, Inc., Continental Benefits, LLC, WellEnterprises USA, LLC and HillCour, Inc. (incorporated by reference to Exhibit 2.1 to registration statement on Form S-1 filed on October 25, 2021).

2.2

Amended and Restated Equity Interest Purchase and Reorganization Agreement, by and among Marpai, Inc., Marpai Health, Inc., the Noteholders and Stockholders of Marpai Health, Inc., Continental Benefits, LLC, WellEnterprises USA, LLC and HillCour, Inc., dated as of April 1, 2021 (incorporated by reference to Exhibit 2.2 to registration statement on Form S-1 filed on October 25, 2021).

2.3

Form of Addendum to Amended and Restated Equity Interest Purchase and Reorganization Agreement, by and among Marpai, Inc., Marpai Health, Inc., the Noteholders and Stockholders of Marpai Health, Inc., Continental Benefits, LLC, WellEnterprises USA, LLC and HillCour, Inc. (incorporated by reference to Exhibit 2.3 to registration statement on Form S-1 filed on October 25, 2021).

2.4

Addendum to Amended and Restated Equity Interest Purchase and Reorganization Agreement, by and among Marpai, Inc., Marpai Health, Inc., the Noteholders and Stockholders of Marpai Health, Inc., Continental Benefits, LLC, WellEnterprises USA, LLC and HillCour, Inc., dated as of May 7, 2021 (incorporated by reference to Exhibit 2.4 to registration statement on Form S-1 filed on October 25, 2021).

3.1	Certificate of Incorporation of the Company, dated January 22, 2021 (incorporated by reference to Exhibit 3.1 to registration statement on Form S-1 filed on October 25, 2021).
3.2	Form of Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 to registration statement on Form S-1 filed on October 25, 2021).
3.3	Bylaws of the Registrant (incorporated by reference to Exhibit 3.3 to registration statement on Form S-1 filed on October 25, 2021).
3.4	Amended and Restated Certificate of Incorporation of the Registrant, dated March 31, 2021 (incorporated by reference to Exhibit 3.4 to registration statement on Form S-1 filed on October 25, 2021).
3.5

Second Amended and Restated Certificate of Incorporation of the Registrant, dated July 8, 2021(incorporated by reference to Exhibit 3.5 to registration statement on Form S-1 filed on October 25, 2021).

3.6

Amendment to Second Amended and Restated Certificate of Incorporation of the Registrant, dated September 2, 2021 (incorporated by reference to Exhibit 3.6 to registration statement on Form S-1 filed on October 25, 2021).

4.1	Specimen Common Stock Certificate of the Registrant (incorporated by reference to Exhibit 4.1 to registration statement on Form S-1 filed on October 25, 2021).
4.2	Form of Representative’s Warrant
4.3

Warrant to Purchase Common Stock between Marpai Health, Inc. and HillCour Investment Fund, LLC issued January 17, 2020 (incorporated by reference to Exhibit 4.3 to registration statement on Form S-1 filed on October 25, 2021).

4.4

Note Purchase Agreement and Convertible Promissory Note dated March 25, 2019, between CITTA, Inc. and HillCour Investment Fund, LLC (incorporated by reference to Exhibit 4.1 to registration statement on Form S-1 filed on October 25, 2021).

4.5

Note Purchase Agreement and Convertible Promissory Note dated September 12, 2019, between CITTA, Inc. and Weatherford Holdings, LLC (incorporated by reference to Exhibit 4.5 to registration statement on Form S-1 filed on October 25, 2021).

4.6

Note Purchase Agreement and Convertible Promissory Note dated October 16, 2019, between Marpai Health, Inc. and EM Sidewater Associates II (incorporated by reference to Exhibit 4.6 to registration statement on Form S-1 filed on October 25, 2021).

4.7

Note Purchase Agreement and Convertible Promissory Note dated October 16, 2019, between Marpai Health, Inc., and Sidewater Associates I (incorporated by reference to Exhibit 4.7 to registration statement on Form S-1 filed on October 25, 2021).

4.8

Convertible Promissory Note between CITTA Inc. and SQN Venture Income Fund, L.P., dated October 24, 2019 (incorporated by reference to Exhibit 4.8 to registration statement on Form S-1 filed on October 25, 2021).

4.9

Note Purchase Agreement and Convertible Promissory Note dated September 16, 2019, between Marpai Health, Inc., and Pishinano Holdings Co. Ltd. (incorporated by reference to Exhibit 4.9 to registration statement on Form S-1 filed on October 25, 2021).

4.10

Note Purchase Agreement and Convertible Promissory Note dated January 14, 2020, between Marpai Health, Inc., and Winston J. Churchill (incorporated by reference to Exhibit 4.10 to registration statement on Form S-1 filed on October 25, 2021).

4.11

Note Purchase Agreement dated January 17, 2020 and Convertible Promissory Note dated May 27, 2020, between Marpai Health, Inc., and Grays West Ventures LLC (incorporated by reference to Exhibit 4.11 to registration statement on Form S-1 filed on October 25, 2021).

4.12

Note Purchase Agreement and Convertible Promissory Note dated January 17, 2020, between Marpai Health, Inc. and HillCour Investment Fund, LLC (incorporated by reference to Exhibit 4.12 to registration statement on Form S-1 filed on October 25, 2021).

4.13

Note Purchase Agreement dated May 7, 2020 and Convertible Promissory Note dated May 7, 2020, between Marpai Health, Inc., and Winston J. Churchill (incorporated by reference to Exhibit 4.13 to registration statement on Form S-1 filed on October 25, 2021).

4.14

Note Purchase Agreement dated May 7, 2020 and Convertible Promissory Note dated May 7, 2020, between Marpai Health, Inc., and Winston J. Churchill (incorporated by reference to Exhibit 4.14 to registration statement on Form S-1 filed on October 25, 2021).

4.15

Note Purchase Agreement and Convertible Promissory Note dated June 5, 2020, between Marpai Health, Inc., and Pishinano Holdings Co. Ltd. (incorporated by reference to Exhibit 4.15 to registration statement on Form S-1 filed on October 25, 2021).

4.16

Note Purchase Agreement dated June 4, 2020 and Convertible Promissory Note dated June 4, 2020, between Marpai Health, Inc., and Grays West Ventures LLC (incorporated by reference to Exhibit 4.16 to registration statement on Form S-1 filed on October 25, 2021).

4.17

Note Purchase Agreement dated June 1, 2020 and Convertible Promissory Note dated June 1, 2020, between Marpai Health, Inc. and HillCour Investment Fund, LLC (incorporated by reference to Exhibit 4.17 to registration statement on Form S-1 filed on October 25, 2021).

4.18

Note Purchase Agreement and Convertible Promissory Note dated June 2, 2020, between Marpai Health, Inc. and EM Sidewater Associates II (incorporated by reference to Exhibit 4.18 to registration statement on Form S-1 filed on October 25, 2021).

4.19

Note Purchase Agreement and Convertible Promissory Note dated June 4, 2020, between Marpai Health, Inc., and Samuel Sidewater (incorporated by reference to Exhibit 4.19 to registration statement on Form S-1 filed on October 25, 2021).

4.20

Note Purchase Agreement dated June 17, 2020 and Convertible Promissory Note dated June 30, 2020, between Marpai Health, Inc., and Winston J. Churchill (incorporated by reference to Exhibit 4.20 to registration statement on Form S-1 filed on October 25, 2021).

4.21

Note Purchase Agreement and Convertible Promissory Note dated August 28, 2020, between Marpai Health, Inc., and Ignacio Mounetou (incorporated by reference to Exhibit 4.21 to registration statement on Form S-1 filed on October 25, 2021).

4.22

Note Purchase Agreement and Convertible Promissory Note dated December 1, 2020, between Marpai Health, Inc. and Yaron Eitan (incorporated by reference to Exhibit 4.22 to registration statement on Form S-1 filed on October 25, 2021).

4.23

Note Purchase Agreement and Convertible Promissory Note dated December 1, 2020, between Marpai Health, Inc. and Derval Capital, LLC (incorporated by reference to Exhibit 4.23 to registration statement on Form S-1 filed on October 25, 2021).

4.24

Note Purchase Agreement dated December 1, 2020 and Convertible Promissory Note dated December 9, 2019, between Marpai Health, Inc., and Jeffrey D’Alessio (incorporated by reference to Exhibit 4.24 to registration statement on Form S-1 filed on October 25, 2021).

4.25

Note Purchase Agreement and Convertible Promissory Note dated December 2, 2020, between Marpai Health, Inc., and Sidewater Associates I (incorporated by reference to Exhibit 4.25 to registration statement on Form S-1 filed on October 25, 2021).

4.26

Note Purchase Agreement and Convertible Promissory Note dated December 2, 2020, between Marpai Health, Inc., and Midwood 43 Trust (Transfer Approval Letter to JADI Trust dated December 30, 2021) (incorporated by reference to Exhibit 4.26 to registration statement on Form S-1 filed on October 25, 2021).

4.27

Note Purchase Agreement and Convertible Promissory Note dated December 2, 2020, between Marpai Health, Inc., and Winston J. Churchill (incorporated by reference to Exhibit 4.27 to registration statement on Form S-1 filed on October 25, 2021).

4.28

Note Purchase Agreement and Convertible Promissory Note dated December 3, 2020, between Marpai Health, Inc., and Steven Sidewater (incorporated by reference to Exhibit 4.28 to registration statement on Form S-1 filed on October 25, 2021).

4.29

Note Purchase Agreement and Convertible Promissory Note dated December 4, 2020, between Marpai Health, Inc. and HillCour Investment Fund, LLC (incorporated by reference to Exhibit 4.29 to registration statement on Form S-1 filed on October 25, 2021).

4.30

Note Purchase Agreement and Convertible Promissory Note dated December 31, 2020, between Marpai Health, Inc., and Pearl Cohen Zedek Latzer Baratz (incorporated by reference to Exhibit 4.30 to registration statement on Form S-1 filed on October 25, 2021).

4.31

Note Purchase Agreement and Convertible Promissory Note dated December 31, 2020, between Marpai Health, Inc. and COMPOSTIT LLC (incorporated by reference to Exhibit 4.31 to registration statement on Form S-1 filed on October 25, 2021).

4.32

Note Purchase Agreement and Convertible Promissory Note dated December 31, 2020, between Marpai Health, Inc., and The Kadosh Family Irrevocable Trust — 2020 (incorporated by reference to Exhibit 4.32 to registration statement on Form S-1 filed on October 25, 2021).

4.33

Note Purchase Agreement and Convertible Promissory Note dated December 31, 2020, between Marpai Health, Inc., and Oz Halabi (incorporated by reference to Exhibit 4.33 to registration statement on Form S-1 filed on October 25, 2021).

4.34

Note Purchase Agreement and Convertible Promissory Note dated December 2, 2020, between Marpai Health, Inc., and Yuri Kokush (incorporated by reference to Exhibit 4.34 to registration statement on Form S-1 filed on October 25, 2021).

4.35	Form of Founders’ Warrants (incorporated by reference to Exhibit 4.35 to registration statement on Form S-1 filed on October 25, 2021).
4.36	Note Exchange Agreement by and among Marpai, Inc. and Noteholders, dated April 1, 2021 (incorporated by reference to Exhibit 4.36 to registration statement on Form S-1 filed on October 25, 2021).
4.37

Convertible Promissory Note dated April 1, 2021, between Marpai Health, Inc., and Winston J. Churchill (incorporated by reference to Exhibit 4.37 to registration statement on Form S-1 filed on October 25, 2021).

4.38

Convertible Promissory Note dated April 1, 2021, between Marpai Health, Inc. and HillCour Investment Fund, LLC (incorporated by reference to Exhibit 4.38 to registration statement on Form S-1 filed on October 25, 2021).

4.39

Convertible Promissory Note dated April 1, 2021, between Marpai Health, Inc., and Sidewater Associates I (incorporated by reference to Exhibit 4.39 to registration statement on Form S-1 filed on October 25, 2021).

4.40

Convertible Promissory Note dated April 1, 2021, between Marpai Health, Inc., and Steven Sidewater (incorporated by reference to Exhibit 4.40 to registration statement on Form S-1 filed on October 25, 2021).

4.41

Convertible Promissory Note dated April 1, 2021, between Marpai Health, Inc., and Yuri Kokush (incorporated by reference to Exhibit 4.41 to registration statement on Form S-1 filed on October 25, 2021).

4.42

Convertible Promissory Note dated April 1, 2021, between Marpai Health, Inc. and Compostit, LLC (incorporated by reference to Exhibit 4.42 to registration statement on Form S-1 filed on October 25, 2021).

4.43

Convertible Promissory Note dated April 1, 2021, between Marpai Health, Inc., and Derval Capital LLC (incorporated by reference to Exhibit 4.43 to registration statement on Form S-1 filed on October 25, 2021).

4.44

Convertible Promissory Note dated April 1, 2021, between Marpai Health, Inc., and Eric Kaplan(incorporated by reference to Exhibit 4.44 to registration statement on Form S-1 filed on October 25, 2021).

4.45

Convertible Promissory Note dated April 1, 2021, between Marpai Health, Inc., and Frank Mastandrea (incorporated by reference to Exhibit 4.45 to registration statement on Form S-1 filed on October 25, 2021).

4.46	Convertible Promissory Note dated April 1, 2021, between Marpai Health, Inc. and JADI Trust (incorporated by reference to Exhibit 4.46 to registration statement on Form S-1 filed on October 25, 2021).
4.47

Convertible Promissory Note dated April 1, 2021, between Marpai Health, Inc., and Jeffrey D’Alessio (incorporated by reference to Exhibit 4.47 to registration statement on Form S-1 filed on October 25, 2021).

4.48

Convertible Promissory Note dated April 1, 2021, between Marpai Health, Inc., and The Kadosh Family Irrevocable Trust — 2020 (incorporated by reference to Exhibit 4.48 to registration statement on Form S-1 filed on October 25, 2021).

4.49	Convertible Promissory Note dated April 1, 2021, between Marpai Health, Inc., and Oz Halabi (incorporated by reference to Exhibit 4.49 to registration statement on Form S-1 filed on October 25, 2021).
4.50

Convertible Promissory Note dated April 1, 2021, between Marpai Health, Inc., and Pearl Cohen Zedek Latzer Baratz LLP (incorporated by reference to Exhibit 4.50 to registration statement on Form S-1 filed on October 25, 2021).

4.51

Convertible Promissory Note dated April 1, 2021, between Marpai Health, Inc. and Yaron Eitan (incorporated by reference to Exhibit 4.51 to registration statement on Form S-1 filed on October 25, 2021).

4.52	Warrant To Purchase Stock issued April 1, 2021, between David A. Heuermann and Marpai, Inc. (incorporated by reference to Exhibit 4.52 to registration statement on Form S-1 filed on October 25, 2021).
4.53	Warrant To Purchase Stock issued April 1, 2021, between Eli David and Marpai, Inc. (incorporated by reference to Exhibit 4.53 to registration statement on Form S-1 filed on October 25, 2021).
4.54

Warrant To Purchase Stock issued April 1, 2021, between Grays West Ventures LLC and Marpai, Inc. (incorporated by reference to Exhibit 4.54 to registration statement on Form S-1 filed on October 25, 2021).

4.55

Warrant To Purchase Stock issued April 1, 2021, between HillCour Investment Fund, LLC and Marpai, Inc. (incorporated by reference to Exhibit 4.55 to registration statement on Form S-1 filed on October 25, 2021).

4.56	Warrant To Purchase Stock issued April 1, 2021, between Mordechai Geva and Marpai, Inc. (incorporated by reference to Exhibit 4.56 to registration statement on Form S-1 filed on October 25, 2021).
4.57	Warrant To Purchase Stock issued April 1, 2021, between Wayne Watters and Marpai, Inc (incorporated by reference to Exhibit 4.57 to registration statement on Form S-1 filed on October 25, 2021).
4.58	Warrant To Purchase Stock issued April 1, 2021, between Yaron Eitan and Marpai, Inc. (incorporated by reference to Exhibit 4.58 to registration statement on Form S-1 filed on October 25, 2021).
4.59

Note Purchase Agreement and Convertible Promissory Note dated June 11, 2021, between Marpai, Inc. and Jane Cavalier Lucas (incorporated by reference to Exhibit 4.59 to registration statement on Form S-1 filed on October 25, 2021).

4.60

Note Purchase Agreement and Convertible Promissory Note dated June 14, 2021, between Marpai, Inc. and Steve Johnson (incorporated by reference to Exhibit 4.60 to registration statement on Form S-1 filed on October 25, 2021).

4.61

Note Purchase Agreement and Convertible Promissory Note dated June 15, 2021, between Marpai, Inc. and Wayne Watters (incorporated by reference to Exhibit 4.61 to registration statement on Form S-1 filed on October 25, 2021).

4.62

Note Purchase Agreement and Convertible Promissory Note dated June 30, 2021, between Marpai, Inc. and F. Philip Blank P. A. Retirement Plan (incorporated by reference to Exhibit 4.62 to registration statement on Form S-1 filed on October 25, 2021).

4.63

Note Purchase Agreement and Convertible Promissory Note dated June 17, 2021, between Marpai, Inc. and Susan Cain (incorporated by reference to Exhibit 4.63 to registration statement on Form S-1 filed on October 25, 2021).

4.64

Note Purchase Agreement and Convertible Promissory Note dated June 28, 2021, between Marpai, Inc. and Grays West Ventures LLC (incorporated by reference to Exhibit 4.64 to registration statement on Form S-1 filed on October 25, 2021).

4.65

Agreement Relating to Voting Power Between Co-Founders of Marpai, Inc. and Grant of A Power of Attorney and Proxy dated June 28, 2021 (incorporated by reference to Exhibit 4.65 to registration statement on Form S-1 filed on October 25, 2021).

4.66

Warrant to Purchase Stock issued by Marpai, Inc. to HillCour Investment Fund, LLC, dated July 29, 2021 (incorporated by reference to Exhibit 4.66 to registration statement on Form S-1 filed on October 25, 2021).

4.67	Warrant To Purchase Stock issued April 1, 2021, between Steve Johnson and Marpai, Inc. (incorporated by reference to Exhibit 4.67 to registration statement on Form S-1 filed on October 25, 2021).
4.68*	Description of Securities.
10.1	Consulting Agreement between CITTA, Inc. and Grays West Ventures LLC dated July 29, 2019 (incorporated by reference to Exhibit 10.2 to registration statement on Form S-1 filed on October 25, 2021).
10.2	Consulting Agreement between CITTA, Inc. and Yaron Eitan dated July 29, 2019 (incorporated by reference to Exhibit 10.3 to registration statement on Form S-1 filed on October 25, 2021).
10.3	Consulting Agreement between CITTA, Inc. and Evolint Ltd. dated July 30, 2019 (incorporated by reference to Exhibit 10.4 to registration statement on Form S-1 filed on October 25, 2021).
10.4	Employment Agreement between Marpai, Inc. and Herb King dated December 1, 2020 (incorporated by reference to Exhibit 10.5 to registration statement on Form S-1 filed on October 25, 2021).
10.5

Asset Purchase Agreement between SQN Venture Income Fund, L.P. and CITTA Inc. dated August 12, 2019 (incorporated by reference to Exhibit 10.6 to registration statement on Form S-1 filed on October 25, 2021).

10.6

Subordination Agreement between SQN Venture Income Fund, L.P., CITTA, Inc., HillCour Investment Fund, LLC dated October 24, 2019, and Weatherford Holdings, LLC, Sidewater Associates I, and EM Sidewater Associates II via Joinder (incorporated by reference to Exhibit 10.7 to registration statement on Form S-1 filed on October 25, 2021).

10.7

Assignment and Assumption Agreement between CITTA Inc. and SQN Venture Income Fund, L.P., dated October 24, 2019 (incorporated by reference to Exhibit 10.8 to registration statement on Form S-1 filed on October 25, 2021).

10.8	Bill of Sale between SQN Venture Income Fund, L.P. and CITTA, Inc., dated October 24, 2019 (incorporated by reference to Exhibit 10.9 to registration statement on Form S-1 filed on October 25, 2021).
10.9+	Marpai Health, Inc. Global Share Incentive Plan (2019) (incorporated by reference to Exhibit 10.10 to registration statement on Form S-1 filed on October 25, 2021).
10.10

Office Lease NetPark Tampa Bay between Bluett Capital Realty, Inc. and Continental Benefits, LLC date January 11, 2018 (incorporated by reference to Exhibit 10.11 to registration statement on Form S-1 filed on October 25, 2021).

10.11+	Marpai, Inc. 2021 Global Stock Incentive Plan (incorporated by reference to Exhibit 10.12 to registration statement on Form S-1 filed on October 25, 2021).
10.12+

Executive Employment Agreement between Marpai, Inc. and Edmundo Gonzalez dated April 1, 2021 (incorporated by reference to Exhibit 10.13 to registration statement on Form S-1 filed on October 25, 2021).

10.13+

Amended and Restated Exhibit A dated April 21, 2021, Services and Compensation between Marpai, Inc. and Yaron Eitan, appended to Consulting Agreement between CITTA, Inc. and Yaron Eitan dated July 29, 2019 (incorporated by reference to Exhibit 10.14 to registration statement on Form S-1 filed on October 25, 2021).

10.14*+	Amendment to the Amended and Restated Services and Compensation between Marpai, Inc. and Yaron Eitan.
10.15+	Employment Offer dated March 9, 2021, between Marpai, Inc. and Art Hoath (incorporated by reference to Exhibit 10.16 to registration statement on Form S-1 filed on October 25, 2021).
10.16+

Advisory Board Agreement dated February 3, 2020 between Marpai Health, Inc., and Ronnie Brown (incorporated by reference to Exhibit 10.17 to registration statement on Form S-1 filed on October 25, 2021).

10.17

Landlord Consent to Sale of Interest, between Bluett Capital Realty, Inc. and Continental Benefits, LLC dated March 31, 2021 (incorporated by reference to Exhibit 10.18 to registration statement on Form S-1 filed on October 25, 2021).

10.18

Transition Services Agreement by and between WellEnterprises, LLC, HillCour, Inc., Continental Benefits, LLC and Marpai, Inc., dated April 1, 2021 (incorporated by reference to Exhibit 10.19 to registration statement on Form S-1 filed on October 25, 2021).

10.19

Supplemental Transition Services Agreement, WellEnterprises, LLC, HillCour, Inc., Continental Benefits, LLC and Marpai, Inc., dated May 7, 2021 (incorporated by reference to Exhibit 10.20 to registration statement on Form S-1 filed on October 25, 2021).

10.20

Trademark Assignment Agreement between HillCour, Inc., Continental Benefits, LLC, and Marpai Health, Inc. dated April 1, 2021 (incorporated by reference to Exhibit 10.21 to registration statement on Form S-1 filed on October 25, 2021).

10.21

Assignment and Assumption Agreement between HillCour, Inc. and Continental Benefits, LLC, dated April 1, 2021 (incorporated by reference to Exhibit 10.22 to registration statement on Form S-1 filed on October 25, 2021).

10.22	HillCour Financial Support Letter dated May 20, 2021 (incorporated by reference to Exhibit 10.23 to registration statement on Form S-1 filed on October 25, 2021).
10.23	HillCour Financial Support Letter dated August 19, 2021 (incorporated by reference to Exhibit 10.24 to registration statement on Form S-1 filed on October 25, 2021).
10.24

Drawdown Promissory Note between Marpai, Inc. and HillCour Investment Fund, dated July 29, 2021 (incorporated by reference to Exhibit 10.1 to registration statement on Form S-1 filed on October 25, 2021).

10.25+	Marpai, Inc. Employment Offer to Yoram Bibring, executed June 17, 2021 (incorporated by reference to Exhibit 10.26 to registration statement on Form S-1 filed on October 25, 2021).
10.26+	Marpai, Inc. Employment Offer to Alice Roth, executed July 4, 2021 (incorporated by reference to Exhibit 10.27 to registration statement on Form S-1 filed on October 25, 2021).
10.27	HillCour Financial Support Letter to Marpai Health, Inc. dated March 14, 2021 (incorporated by reference to Exhibit 10.28 to registration statement on Form S-1 filed on October 25, 2021).
10.28	HillCour Financial Support Letter to Continental Benefits, LLC dated March 14, 2021 (incorporated by reference to Exhibit 10.29 to registration statement on Form S-1 filed on October 25, 2021).
10.29*	Consulting Agreement by and between BrightMark Consulting, LLC and Marpai Health, Inc., dated January 6, 2021.
10.30*+	Executive Employment Agreement between Marpai, Inc. and Lutz Finger, effective February 28, 2022.

14.1	Marpai, Inc. Code of Ethics, adopted September 2, 2021 (incorporated by reference to Exhibit 14.2 to registration statement on Form S-1 filed on October 25, 2021).
21.1*	List of Subsidiaries of the Company
31.1**	Certification pursuant to Rule 13a-14(a)/15d-14(a) of Chief Executive Officer
31.2**	Certification pursuant to Rule 13a-14(a)/15d-14(a) of Chief Financial Officer
32.1**	Certification pursuant to 18 U.S.C. Section 1350 of Chief Executive Officer
32.2**	Certification pursuant to 18 U.S.C. Section 1350 Chief Financial Officer
101*

The following materials from our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 formatted in inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements, tagged as blocks of text and in detail.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*Filed herewith.

**Furnished herewith.

+Management contract or compensation plan.

˄Certain identified information in the exhibit has been excluded from the exhibit because it is both (i) not material and (ii) would likely cause competitive harm to the Company if publicly disclosed.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Marpai, Inc.

By:	/s/ Edmundo Gonzalez
Edmundo Gonzalez, Chief Executive Officer, Secretary and Director (Principal Executive Officer)
Dated: March 30, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Edmundo Gonzalez
Edmundo Gonzalez, Chief Executive Officer, Secretary and Director (Principal Executive Officer)
Dated: March 30, 2022
By:	/s/ Yoram Bibring
Yoram Bibring, Principal Financial Officer and Accounting Officer
Dated: March 30, 2022
By:	/s/ Yaron Eitan
Yaron Eitan, Chairman of the Board of Directors
Dated: March 30, 2022

By:	/s/ Damien Lamendola
Damien Lamendola, Director
Dated: March 30, 2022

By:	/s/ Gonen Antebi
Gonen Antebi, Director
Dated: March 30, 2022

By:	/s/ Mohsen Moazami
Mohsen Moazami, Director
Dated: March 30, 2022
By:	/s/ Vincent Kane
Vincent Kane, Director
Dated: March 30, 2022
By:	/s/ Colleen DiClaudio
Colleen DiClaudio, Director
Dated: March 30, 2022

MARPAI, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

1

MARPAI, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Marpai, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Marpai, Inc. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ UHY LLP

We have served as the Company’s auditor since 2020.

Melville, New York

March 30, 2022

MARPAI, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2021	December 31, 2020
ASSETS:
Current assets:
Cash and cash equivalents	$19,183,044	$1,754,569
Restricted cash	6,750,599	63,363
Accounts receivable	208,762	—
Unbilled receivable	14,978	—
Prepaid expenses and other current assets	743,126	262,211
Other receivables	91,498	100,038
Total current assets	26,992,007	2,180,181

Property and equipment, net	889,935	195,404
Capitalized software, net	6,304,854	3,818,959
Operating lease right-of-use assets	2,043,624	337,316
Goodwill	2,382,917	—
Intangible assets, net	5,507,693	—
Security deposits	52,277	—
Other long-term asset	28,333	—
Total assets	$44,201,640	$6,531,860

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,125,906	$159,168
Accounts payable – related party	—	15,725
Accrued expenses	2,525,037	267,967
Accrued fiduciary obligations	5,541,067	—
Deferred revenue	1,165,248	—
Current portion of operating lease liabilities	784,493	96,472
Current portion of convertible notes payable	—	1,866,237
Due to related party	3,637	243,638
Total current liabilities	11,145,388	2,649,207

Convertible notes payable, net	—	7,095,887
Other long-term liabilities	45,000	—
Operating lease liabilities, net of current portion	1,301,828	283,265
Deferred tax liabilities	2,001,012	—
Total liabilities	14,493,228	10,028,359
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.0001 par value, 227,791,050 shares authorized; 20,299,727 issued and outstanding at December 31, 2021 and 142,369 issued and outstanding at December 31, 2020 (1)	2,030	14
Additional paid-in capital	51,232,092	2,044,362
Accumulated deficit	(21,525,710)	(5,540,875)
Total stockholders’ equity (deficit)	29,708,412	(3,496,499)
Total liabilities and stockholders’ equity (deficit)	$44,201,640	$6,531,860
(1)	Reflects 4.555821-for-1 forward stock split that became effective September 2, 2021. See Note 18 to the consolidated financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

MARPAI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2021	2020
Revenue	$14,226,794	$—
Costs and expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below)	10,289,578	—
General and administrative	8,055,572	1,499,376
Sales and marketing	4,965,209	27,583
Information technology	2,492,060	—
Research and development	1,733,964	1,766,388
Depreciation and amortization	1,961,733	74,384
Facilities	589,926	—
Total costs and expenses	30,088,042	3,367,731

Operating loss	(15,861,248)	(3,367,731)

Other income (expenses)
Other income, net	172,513	25,846
Interest expense	(427,178)	(521,140)
Foreign exchange loss	(18,922)	(4,959)
Loss before provision for income taxes	(16,134,835)	(3,867,984)

Income tax benefit	(150,000)	—
Net loss	$(15,984,835)	$(3,867,984)

Net loss per share, basic & fully diluted(1)	$(1.59)	$(1.60)

Weighted average number of common shares, basic and fully diluted(1)	10,076,494	2,428,878
(1)	Reflects 4.555821-for-1 forward stock split that became effective September 2, 2021. The computation of basic and diluted net loss per share was retroactively adjusted for all periods presented. See Note 18 to the consolidated financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

MARPAI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-	Accumulated	Total Stockholders’
	Shares	Amount	In Capital	Deficit	Equity (Deficit)
Balance, January 1, 2020	142,369	$14	$799,732	$(1,672,891)	$(873,145)
Fair value of warrants issued with convertible note	—	—	213,828	—	213,828
Share-based compensation	—	—	1,030,802	—	1,030,802
Net loss	—	—	—	(3,867,984)	(3,867,984)
Balance, December 31, 2020	142,369	$14	$2,044,362	$(5,540,875)	$(3,496,499)
Exchange of common shares of Marpai Health, Inc. (see Note 1)	(142,369)	(14)	—	—	(14)
Issuance of common shares of Marpai, Inc. (see Note 1) (1)	11,147,301	1,115	17,350,820	—	17,351,935
Issuance of common shares in connection with initial public offering, net	7,187,500	718	24,546,367	—	24,547,085
Conversion of convertible notes to common stock in connection with initial public offering	1,712,162	171	5,106,383	—	5,106,554
Exercise of warrant	225,000	23	899,977	—	900,000
Exercise of Stock options	27,763	3	58	—	61
Warrants issued for cash	—	—	53,333	—	53,333
Share-based compensation	—	—	1,230,792	—	1,230,792
Net loss	—	—	—	(15,984,835)	(15,984,835)
Balance, December 31, 2021	20,299,726	$2,030	$51,232,092	$(21,525,710)	$29,708,412
(1)	Reflects 4.555821-for-1 forward stock split that became effective September 2, 2021. See Note 18 to the consolidated financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

MARPAI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(15,984,835)	$(3,867,984)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,961,733	74,384
Share-based compensation	1,230,792	1,030,802
Amortization of right-of-use asset	100,160	77,983
Amortization of debt discount	26,728	102,028
Non-cash interest	365,880	414,654
Convertible note issued for professional services	75,000	50,000
Deferred taxes	(150,000)	—
Changes in operating assets and liabilities:
Accounts receivable and unbilled receivable	(131,509)	—
Prepaid expense and other assets	(349,502)	(318,380)
Other receivables	8,540	—
Security deposit	2,592	—
Accounts payable	41,130	114,290
Accounts payable – related party	(15,725)	15,725
Accrued expenses	961,795	200,552
Accrued fiduciary obligations	1,470,159	—
Operating lease liabilities	(99,884)	(86,971)
Due to related party	(240,001)	243,638
Other liabilities	(39,972)	—
Other asset	(28,333)	—
Net cash used in operating activities	(10,795,252)	(1,949,279)

Cash flows from investing activities:
Cash and restricted cash acquired as part of Acquisition (see Note 4)	11,384,035	—
Capitalization of software development costs	(1,463,812)	(568,959)
Purchases of intangible asset	(3,050)	—
Purchase of property and equipment	(273,433)	(30,746)
Reimbursement of leasehold improvements from sublease	—	45,640
Net cash provided by (used in) investing activities	9,643,740	(554,065)

Cash flows from financing activities:
Proceeds from initial public offering, net	25,378,663	—
Proceeds from warrant exercises	900,000	—
Repayment of convertible note	(783,257)	—
Proceeds from stock option exercises	61	—
Proceeds from convertible notes	550,000	4,075,000
Proceeds from short-term loan	3,000,000	—
Repayment of short-term loan	(3,000,000)	—
Payment for initial public offering costs	(831,577)	—
Proceeds from issuance of warrants	53,333	—
Net cash provided by financing activities	25,267,223	4,075,000

Net increase in cash, cash equivalents and restricted cash	24,115,711	1,571,656

Cash, cash equivalents and restricted cash at beginning of period	1,817,932	246,276
Cash, cash equivalents and restricted cash at end of period	$25,933,643	$1,817,932

Reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheet
Cash and cash equivalents	$19,183,044	$1,754,569
Restricted cash	6,750,599	63,363
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$25,933,643	$1,817,932

Supplemental disclosure of non-cash activity
Conversion of convertible notes into common stock at the closing of the Acquisition, net	$4,089,921	$—
Conversion of convertible notes into common stock at the IPO	$5,106,554	$—
Office improvements included in accrued expenses	$27,567	$—
Common stock issued as part of the Acquisition	$8,500,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

MARPAI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization

Marpai, Inc. (“Marpai” or the “Company”) was formed as a Delaware corporation on January 22, 2021 with the intention to facilitate an initial public offering (“IPO”) and other related transactions in order to carry on the business of two healthcare subsidiaries, Marpai Health, Inc. (“Marpai Health”) and Continental Benefits LLC (“Continental Benefits”).

Marpai Health, a Delaware corporation, was incorporated on February 14, 2019. On March 21, 2019, EYME Technologies Ltd. (“EYME”), a wholly owned subsidiary of Marpai Health located in Israel, was formed. Marpai Health, along with its wholly owned subsidiary, EYME, are hereinafter referred to as “Marpai Health”.

On April 1, 2021, the Company consummated the acquisition of Continental Benefits. Pursuant to the terms of the Amended and Restated Equity Interest Purchase and Reorganization Agreement, as was further addended on May 7, 2021 (collectively, the “Agreement”), the stockholders of Marpai Health and the sole member of Continental Benefits, LLC contributed their respective shares and ownership interests in Marpai Health and Continental Benefits to Marpai in consideration for shares of the Marpai’s Class A and Class B common stock. Additionally, options to purchase 1,027,602 shares of Marpai Health’s common stock and warrants to purchase 1,366,746 shares of Marpai Health’s common stock were exchanged, on a one-to-one basis, for options and warrants to purchase shares of Marpai’s Class A common stock (the above transactions are hereinafter referred to as the “Acquisition”). As part of the Acquisition, approximately $3,800,000 of Marpai Health’s convertible promissory notes were exchanged for shares of common stock of Marpai immediately prior to the Acquisition, and pursuant to a note exchange agreement, Marpai acquired Marpai Health’s certain outstanding convertible promissory notes, with aggregate outstanding principal and accrued but unpaid interest of $2,198,459, in exchange for the issuance of Marpai’s convertible promissory notes of an equivalent aggregate principal amount. The Agreement called for Continental Benefits to not have less than $4.762 million of cash on hand, and to have no debt at the time of closing of the Acquisition.

For accounting purposes, Continental Benefits was considered the acquiree and Marpai Health was considered the acquirer. The acquisition was accounted for using the acquisition method of accounting. See Notes 3 and 4 for additional information.

Marpai, along with its wholly owned subsidiaries, Marpai Health and Continental Benefits, are hereinafter referred to as the “Company”. The Company did not generate any revenues prior to the acquisition of Continental Benefits.

Initial Public Offering

On October 26, 2021, the Company consummated its initial public offering (“IPO”) of 7,187,500 shares of class A common stock, par value $0.0001 per share (“common stock”) for a price of $4.00 per share, generating gross proceeds of $28,750,000, which is described in Note 18. Convertible notes in the amount of $5,106,554 were converted into equity as a result of the IPO.

Nature of Business

The Company’s mission is to positively change healthcare for the benefit of (i) its clients who are self-insured employers that pay for their employees’ healthcare benefits and engage the Company to administer the latter’s healthcare claims, (ii) employees who receive these healthcare benefits from its clients, and (iii) healthcare providers including doctors, doctor groups, hospitals, clinics, and any other entities providing healthcare services or products. The Company’s operations are conducted through its wholly owned subsidiaries Marpai Health and Continental Benefits.

Marpai Health is engaged in developing artificial intelligence and healthcare technology that enables the analysis of data to predict and prevent costly events related to diagnostic errors, hospital visits and administrative issues.

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS (CONTINUED)

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

The recent global pandemic outbreak, or COVID-19, continues to adversely impact commercial activity, globally and in the United States, and has contributed to significant volatility in financial markets. The outbreak could have a continued adverse impact on economic and market conditions, including business and financial services disruption. As of the date these consolidated financial statements were available to be issued, there was no substantial impact and the Company will continue to monitor the potential impact of COVID -19, and potential related variants, on the Company’s consolidated financial statements.

NOTE 2 – LIQUIDITY

The accompanying consolidated financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern. The accompanying consolidated financial statements have been prepared on a basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements as of and for the year ended December 31, 2021, the Company has an accumulated deficit of $21,525,710 and working capital of $15,846,619. At December 31, 2021, the Company had no debt and $19,183,044 of unrestricted cash on hand. Since inception, the Company has met its cash needs through proceeds from issuing convertible notes, warrants and its IPO. The Company’s current liquid assets reflecting net proceeds from the IPO are sufficient to fund working capital and operating activities and fund capital expenditures, and into 2023.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with generally accepted accounting principles in the United States of America (“GAAP”), expressed in U.S. dollars. The accompanying consolidated financial statements reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations, and cash flows for the periods presented in accordance with GAAP. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, EYME and Marpai Health, for all the periods presented and Continental Benefits from April 1, 2021, the date of the Acquisition (see Note 4). All significant intercompany balances and transactions have been eliminated in consolidation.

Business Combination

The Company accounts for business combinations in accordance with the Financial Accounting Standard Board’s (“FASB”) Accounting Standard Codification (“ASC”) 805, Business Combinations. Accordingly, identifiable tangible and intangible assets acquired and liabilities assumed are recorded at their estimated fair values, the excess of the purchase consideration over the fair values of net assets acquired is recorded as goodwill, and transaction costs are expensed as incurred. The Company includes the results of operations of the businesses that are acquired as of the acquisition date.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingencies at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include, but are not limited to, valuation of share-based compensation, valuation of the Company’s common stock prior to the IPO, accounting for warrants, allowance for doubtful accounts, useful lives of internally developed software, fair values of net assets acquired, goodwill, intangible assets and property and equipment, whether an arrangement is or contains a lease, the incremental borrowing rate used for operating leases, income tax accruals, the valuation allowance for deferred income taxes, and contingent liabilities.

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

Concentrations of Credit Risk

The Company maintains cash accounts with financial institutions. At times, balances in these accounts may exceed federally insured limits. The amounts over the federally insured limits as of December 31, 2021 and 2020 was approximately $18,777,000 and $1,505,000, respectively. No losses have been incurred to date on any deposit balances.

For the year ended December 31, 2021, no customer accounted for greater than 10% of total revenue. At December 31, 2021, three customers each accounted for 43%, 26% and 24% of accounts receivable, respectively.

Restricted Cash

Restricted cash balances are composed of funds held on behalf of clients in a fiduciary capacity, cash held in a separate bank account pledged to a bank as collateral for a bank guarantee provided to the lessor to secure the Company’s obligations under a lease agreement and cash in a money market account as required by a credit card company for collateral. Fiduciary funds generally cannot be utilized for general corporate purposes and are not a source of liquidity for the Company. A corresponding fiduciary obligation, included in current liabilities in the accompanying consolidated balance sheets, exists for disbursements to be made on behalf of the clients and may be more than the restricted cash balance if payment from customers has not been received.

Accounts Receivable

Accounts receivable are recorded at the net invoiced amount, net of allowances for credit losses, and do not bear interest. They include unbilled receivable for services rendered in the respective period but not yet billed to the customer, which typically occurs within one month.

The Company periodically reviews accounts receivable balances and provides an allowance for credit losses to the extent deemed uncollectible. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in existing accounts receivable. The allowance is based on our estimate of expected credit losses for outstanding trade accounts receivables and unbilled receivables. The Company determines expected credit losses based on historical write-off experience, an analysis of the aging of outstanding receivables, customer payment patterns, the establishment of specific reserves for customers in an adverse financial condition, and our expectations of changes in macro-economic conditions, including the ongoing COVID-19 pandemic, that may impact the collectability of outstanding receivables. Balances are considered past due based on invoiced terms. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company has determined that no allowance for doubtful accounts was necessary as of December 31, 2021.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The three levels of inputs that may be used to measure fair value are described below:

Level 1—Inputs based on unadjusted quoted market prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2—Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in markets that are not active or for which all significant inputs are observable or can be corroborated by observable market data.

Level 3—Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. The inputs are both unobservable for the asset and liability in the market and significant to the overall fair value measurement.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include accounts receivable, accounts payable, accrued expenses, and debt at fixed interest rates, approximate their fair values at December 31, 2021 and 2020, principally due to the short-term nature, maturities, or nature of interest rates of the above listed items.

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or circumstances exist that indicate the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets is measured by comparing the carrying amounts of the assets to the future undiscounted cash flows expected to be generated by the assets. If the asset or asset group is considered to be impaired, an impairment loss would be recorded to adjust the carrying amounts to the estimated fair value. Management has determined that no impairment of long-lived assets exists, and accordingly, no adjustments to the carrying amounts of the Company’s long-lived assets have been made for the years ended December 31, 2021 and 2020.

Property and Equipment

Property and equipment consisting of office and computer equipment, furniture and fixtures, and leasehold improvements are stated at cost. Depreciation is computed using the straight-line method over the following estimated useful lives.

Useful Lives
Equipment	3 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of useful life of asset or lease term

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Capitalized Software

The Company complies with the guidance of ASC Topic 350-40, “Intangibles—Goodwill and Other—Internal Use Software”, in accounting for its internally developed system projects that it utilizes to provide its services to customers. These system projects generally relate to software of the Company that is not intended for sale or otherwise marketed. Internal and external costs incurred during the preliminary project stage are expensed as they are incurred. Once a project has reached the development stage, the Company capitalizes direct internal and external costs until the software is substantially complete and ready for its intended use. Costs for upgrades and enhancements are capitalized, whereas, costs incurred for maintenance are expensed as incurred. These capitalized software costs are amortized on a project-by- project basis over the expected economic life of the underlying software on a straight-line basis, which is generally three to five years. Amortization commences when the software is available for its intended use.

Goodwill

Goodwill is recognized and initially measured as any excess of the acquisition-date consideration transferred in a business combination over the acquisition-date amounts recognized for the net identifiable assets acquired. Goodwill is not amortized but is tested for impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not result in an impairment of goodwill. The Company operates in one reporting segment and reporting unit; therefore, goodwill is tested for impairment at the consolidated level. First, the Company assesses qualitative factors to determine whether or not it is more likely than not that the fair value of a reporting unit is less than it’s carrying amount. If the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company conducts a quantitative goodwill impairment test comparing the fair value of the applicable reporting unit with its carrying value. If the carrying amount of the reporting unit exceeds the fair value of the reporting unit, the Company recognizes an impairment loss in the consolidated statement of operations for the amount by which the carrying amount exceeds the fair value of the reporting unit. The Company performs its annual goodwill impairment test at December 31. There was no goodwill impairment for the years ended December 31, 2021 and 2020.

Intangible Assets

Intangible assets consist of customer relationships, non-compete agreements, and amounts attributed to patent and patent applications that were acquired through an acquisition and are amortized on a straight-line basis over useful lives ranging from five to ten years. The Company’s intangible assets are reviewed for impairment when events or circumstances indicate their carrying amounts may not be recoverable. The Company reviews the recoverability of its intangible assets by comparing the carrying value of such assets to the related undiscounted value of the projected cash flows associated with the assets, or asset group. If the carrying value is found to be greater, the Company records an impairment loss for the excess of book value over fair value. No impairment of the Company’s intangible assets was recorded for the years ended December 31, 2021 and 2020.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Income Taxes

The Company accounts for income taxes using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax basis, net operating losses, tax credit and other carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates when the assets and liabilities are expected to be realized or settled. The Company regularly reviews deferred tax assets for realizability and establishes valuation allowances based on available evidence including historical operating losses, projected future taxable income, expected timing of the reversals of existing temporary differences, and appropriate tax planning strategies. If the Company’s assessment of the realizability of a deferred tax asset changes, an increase to a valuation allowance will result in a reduction of net earnings at that time, while the reduction of a valuation allowance will result in an increase of net earnings at that time.

The Company follows ASC Topic 740-10-65-1 in accounting for uncertainty in income taxes by prescribing rules for recognition, measurement, and classification in financial statements of tax positions taken or expected to be in a tax return. This prescribes a two-step process for the financial statement measurement and recognition of a tax position. The first step involves the determination of whether it is more likely than not (greater than 50 percent likelihood) that a tax position will be sustained upon examination, based on the technical merits of the position. The second step requires that any tax position that meets the more likely than not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is a greater than 50 percent likelihood of being realized upon ultimate settlement. This topic also provides guidance on the accounting for related interest and penalties, financial statement classification and disclosure. The Company’s policy is that any interest or penalties related to uncertain tax positions are recognized in income tax expense when incurred. The Company has no uncertain tax positions or related interest or penalties requiring accrual at December 31, 2021 and 2020.

Revenue Recognition

Revenue is recognized when control of the promised services is transferred to the Company’s customers in an amount that reflects the consideration expected to be entitled to in exchange for those services. As the Company completes its performance obligations, it has an unconditional right to consideration, as outlined in the Company’s contracts.

Contract Balances

At December 31, 2021, the balances of the Company’s accounts receivable from contracts with customers were $208,762 and the balance of the Company’s unbilled receivable from a contract with a customer was $14,978. When the Company receives consideration from a customer prior to transferring services to the customer under the terms of the customer contracts, it records deferred revenue on the Company’s consolidated balance sheet, which represents a contract liability. At December 31, 2021, the balance of deferred revenue was $1,165,248. The Company anticipates that it will satisfy all of its performance obligations associated with its contract liabilities within a year.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company also provides certain performance guarantees under their contracts with customers. Customers may be entitled to receive compensation if the Company fails to meet the guarantees. Actual performance is compared to the contractual guarantee for each measure throughout the period. The Company had performance guarantee liabilities of $418,988, which is included in accrued expenses on the accompanying consolidated balance sheet as of December 31, 2021.

Significant Payment Terms

Generally, the Company’s accounts receivable are expected to be collected in 30 days in accordance with the underlying payment terms. Invoices for services are typically sent to the customer on the 15th day of the month prior to the service month with a 10-day payment term. The Company does not offer discounts if the customer pays some or all of the invoiced amount prior to the due date.

Consideration paid for services rendered by the Company is nonrefundable. Therefore, at the time revenue is recognized, the Company does not estimate expected refunds for services.

The Company uses the practical expedient and does not account for significant financing components because the period between recognition and collection does not exceed one year for all of the Company’s contracts.

Timing of Performance Obligations

All of the Company’s contracts with customers obligate the Company to perform services. Services provided include health and welfare administration, dependent eligibility verification, COBRA administration, and benefit billing. Revenue is recognized over time as services are provided as the performance obligations are satisfied through the effort expended to research, investigate, evaluate, document, and report claims, and control of these services is transferred to the customer. The Company has the right to receive payment for all services rendered.

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

The Company’s contracts with customers have fixed fee prices that are denominated per covered employee per month. The Company includes amounts of variable consideration in a contract’s transaction price only to the extent that it is probable that the amounts will not be subject to significant reversals (that is, downward adjustments to revenue recognized for satisfied performance obligations). In determining amounts of variable consideration to include in a contract’s transaction price, the Company relies on its experience and other evidence that supports its qualitative assessment of whether revenue would be subject to a significant reversal. The Company considers all the facts and circumstances associated with both the risk of a revenue reversal arising from an uncertain future event and the magnitude of the reversal if that uncertain event were to occur.

Share-Based Compensation

The Company accounts for share-based awards issued to employees in accordance with ASC Topic 718, “Compensation—Stock Compensation”. In addition, the Company issues stock options to non-employees in exchange for consulting services and accounts for these in accordance with the provisions of Accounting Standards Update (“ASU”) 2018-07, “Improvements to Nonemployee Share-Based Payment Accounting”. Compensation expense is measured at the grant date, based on the calculated fair value of the award, and recognized as an expense over the requisite service period, which is generally the vesting period of the award.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

For modification of share-based payment awards, the Company records the incremental fair value of the modified award as share-based compensation on the date of modification for vested awards or over the remaining vesting period for unvested awards. The incremental compensation is the excess of the fair value of the modified award on the date of modification over the fair value of the original award immediately before the modification. In addition, the Company records the remaining unrecognized compensation cost for the original cost for the original award on the modification date over the remaining vesting period for unvested awards.

We estimate the expected term of our stock options granted to employees using the simplified method, whereby the expected term equals the average of the vesting term and the original contractual term of the option. We utilize this method as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. For stock options granted to non-employees, we utilize the contractual term of the option as the basis for the expected term assumption. All other assumptions used to calculate the grant date fair value are generally consistent with the assumptions used for options granted to employees. For purposes of calculating share-based compensation, the Company estimates the fair value of stock options using a Black-Scholes option-pricing model. The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by the Company’s stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. The expected volatility is primarily based on the historical volatility of peer company data while the expected life of the stock options is based on historical and other economic data trended into the future. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding to the expected option term. The dividend yield assumption is based on the Company’s history and expectation of no dividend payouts.

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

Warrants to Acquire Common Shares:

During the year ended December 31, 2021, and 2020, respectively, the Company issued warrants to acquire common shares. The Company assessed the warrants pursuant to ASC 480 “Distinguishing Liabilities from Equity” and ASC 815 “Derivatives and Hedging” and determined that the warrants should be accounted for as equity and not as a derivative liability. Refer to Note 12 for additional information.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of outstanding common shares for the period, considering the effect of participating securities. Diluted earnings (loss) per share is calculated by dividing net earnings (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods when they are anti-dilutive, common stock equivalents, if any, are not considered in the computation. At December 31, 2021 and 2020, there were 2,556,199 and 5,451,501 common share equivalents, respectively. For the years ended December 31, 2021 and 2020, these potential shares were excluded from the shares used to calculate diluted net loss per share as their effect would have been antidilutive.

Segments

Operating segments are defined as components of an entity for which separate discrete financial information is available. The Chief Operating Decision Maker (“CODM”) reviews financial information presented on a consolidated basis for the purposes of making operating decisions, allocating resources, and evaluating financial performance. As such, the Company has determined that it operates in one operating and one reportable segment. The Company presents financial information about its operating segment and geographical areas in Note 14 to the consolidated financial statements.

Offering Costs

The Company capitalizes certain legal, accounting, and other third-party fees that are directly related to an equity financing that is probable of successful completion until such financing is consummated. After consummation of an equity financing, these costs are recorded as a reduction of the proceeds received as a result of the financing. Should a planned equity financing be abandoned, terminated, or significantly delayed, the deferred offering costs are immediately written off to operating expenses in the accompanying consolidated statements of operations in the period of determination.

Leases

The Company’s leases are accounted for under FASB ASC Topic 842, “Leases”. At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present. Operating lease liabilities are recorded based on the present value of lease payments over the expected lease term and adjusted for lease incentives. The interest rate implicit in lease contracts is typically not readily determinable. As such, the Company utilizes its incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Options to extend or terminate a lease are included in the calculation of the lease term to the extent that the option is reasonably certain of exercise. The right-of-use (“ROU”) asset is based on the corresponding lease liability adjusted for certain costs such as initial direct costs, prepaid lease payments and lease incentives received. ROU assets are reviewed for impairment, consistent with other long-lived assets, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  Lease expense for operating leases is recognized on a straight-line basis over the lease term. Lease incentives are recognized when earned and reduce our operating lease asset related to the lease. They are amortized through the operating lease assets as reductions of lease expense over the lease term.

Leases with an initial term of 12 months or less that do contain purchase options or renewal terms that the Company is reasonably certain to exercise are not recorded on the accompanying consolidated balance sheets. The Company recognizes the lease expense for such leases on a straight-line basis in the accompanying consolidated statements of operations over the lease term.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Further, Section 102(b) (1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. Private companies are those companies that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised, it adopts the new or revised standard at the time private companies adopt the new or revised standard, unless it chooses to early-adopt the new or revised accounting standard. Therefore, the Company’s consolidated financial statements may not be comparable to certain public companies.

Advertising

Advertising costs are expensed as incurred. Advertising costs amounted to $1,261,296 and $27,583 for the years ended December 31, 2021 and 2020, respectively.

Recently Adopted Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-04, “Goodwill and Other, Simplifying the Test for Goodwill Impairment.” This guidance removes Step 2 of the goodwill impairment test, which required a hypothetical purchase price allocation. A goodwill impairment is now the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance remains largely unchanged. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In November 2019, the FASB issued ASU No. 2019-08 “Compensation – Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Codification Improvements – Share-Based Consideration Payable to a Customer.” ASU No. 2019-08 amends and clarifies ASU No. 2018-07, to require that an entity measure and classify share-based payment awards granted to a customer by applying the guidance in Topic 718. For entities that have already adopted the amendments in ASU No. 2018-07, the amendments in this ASU are effective for fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years, with early adoption permitted. This guidance was applicable to the Company’s fiscal year beginning January 1, 2020. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In April 2019, the FASB issued ASU No. 2019-04 “Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments.” ASU No. 2019-04 was issued as part of the FASB’s ongoing project to improve upon its ASC, and to clarify and improve areas of guidance related to recently issued standards on credit losses, hedging, and recognition and measurement. This guidance contains several effective dates but is applicable to the Company’s fiscal year beginning January 1, 2020. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12 “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” ASU No. 2019-12 is intended to simplify various aspects related to accounting for income taxes, eliminates certain exceptions to the general principles in ASC Topic 740 related to intra-period tax allocation, simplifies when companies recognize deferred taxes in an interim period, and clarifies certain aspects of the current guidance to promote consistent application. This guidance is effective for public business entities for fiscal years beginning after December 15, 2020, and for interim periods within those fiscal years, with early adoption permitted. This guidance is applicable to the Company’s fiscal year beginning January 1, 2021. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

ASU 2020-06 also requires that the effect of potential share settlement be included in the diluted EPS calculation when an instrument may be settled in cash or share. This amendment removes current guidance that allows an entity to rebut this presumption if it has a history or policy of cash settlement. Furthermore, ASU 2020-06 requires the application of the if converted method for calculating diluted earnings per share, and the treasury stock method will be no longer available. In addition, ASU 2020-06 clarifies that an average market price should be used to calculate the diluted EPS denominator in cases in which the exercise prices may change on the basis of an entity’s share price or changes in the entity’s share price may affect the number of shares that may be used to settle a financial instrument and that an entity should use the weighted-average share count from each quarter when calculating the year-to-date weighted-average share. The provisions of ASU 2020-06 are applicable for fiscal years beginning after December 15, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The adoption of this standard is not expected to result in a material impact to the Company’s consolidated financial statements, since all of the Company’s convertible debt were converted to equity at the IPO or repaid during the year ended December 31, 2021.

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU No. 2020-04 provides guidance on optional expedients for a limited time to ease the operational burden in accounting for (or recognizing the effects of) reference rate reform (LIBOR) on financial reporting. This guidance is effective upon the ASUs issuance on March 12, 2020 and companies may elect to apply the amendments prospectively through December 31, 2022. The Company’s credit facilities already contain comparable alternative reference rates that would automatically take effect upon the LIBOR phase out, and it is also reviewing its commercial contracts that may utilize LIBOR as a reference rate. The Company is currently evaluating the potential effects of this guidance on its consolidated financial statements.

NOTE 4 – ACQUISITION

On April 1, 2021, the Company consummated the acquisition of Continental Benefits. According to the Agreement, Continental Benefits was valued, on a cash-free and debt-free basis, at $8.5 million. In addition, pursuant to the Agreement, Marpai Health was valued at an assumed pre-money valuation of the last convertible note’s conversion price of $35 million.

NOTE 4 – ACQUISITION (CONTINUED)

The following table represents the allocation of the purchase consideration among the Continental Benefits’ assets acquired and liabilities assumed at their estimated acquisition-date fair values:

Purchase Price
Equity value	$13,262,000
Cash acquired	(4,762,000)
Total purchase price paid, net of cash acquired	$8,500,000

Purchase Price Allocation
Restricted cash	$6,622,035
Accounts receivable	92,231
Prepaid expenses and other current assets	131,414
Property and equipment	1,601,990
Noncompete agreements	990,000
Capitalized software	1,200,000
Operating lease - right of use assets	1,763,960
Goodwill	2,382,917
Trademarks	1,520,000
Patents and patent applications	650,000
Customer relationships	2,920,000
Security deposits	54,869
Account payable	(925,608)
Accrued expenses	(1,267,708)
Accrued fiduciary obligations	(4,070,908)
Operating lease liabilities	(1,763,960)
Deferred tax liability	(2,151,012)
Deferred revenue	(1,205,220)
Other long-term liabilities	(45,000)
Total fair value of net assets acquired and liabilities assumed	$8,500,000

The following table summarizes the estimated fair values of Continental Benefits’ identifiable intangible assets, their estimated useful lives and expected amortization periods:

		Useful
	Acquisition	Life in
	Fair Value	Years
Trademarks	$1,520,000	10 Years
Noncompete agreements	990,000	5 Years
Customer relationships	2,920,000	7 Years
Patents and patent applications	650,000	(*)
(*)	Patents have yet to be approved by US Patent Office. Useful life is determined upon placement into service after approval.

NOTE 4 – ACQUISITION (CONTINUED)

The following unaudited pro forma summary presents consolidated information of the Company as if the business combination had occurred on January 1, 2020:

	Year Ended
	December 31, 2021	Year Ended December
	(pro forma)	31, 2020 (pro forma)
Revenue	$18,441,875	$18,388,192
Net loss	(18,034,702)	(17,620,431)

The unaudited pro forma financial information includes adjustments that are directly attributable to the business combination and are factually supportable. The pro forma adjustments include incremental amortization expense of $297,736 related to intangible and tangible assets acquired.

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

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following at:

	December 31, 2021	December 31, 2020
Equipment	$222,222	$25,892
Furniture and fixtures	341,769	76,493
Leasehold improvements	621,527	190,806
Total cost	1,185,518	293,191
Accumulated depreciation	(295,583)	(97,787)
Property and equipment, net	$889,935	$195,404

Depreciation expense was $199,649 and $74,384 for the years ended December 31, 2021 and 2020, respectively.

NOTE 6 – CAPITALIZED SOFTWARE

Capitalized software consists of the following at:

	December 31, 2021	December 31, 2020
Capitalized software	$7,161,571	$—
Accumulated amortization	(1,186,727)	—
Net carrying amount	5,974,844	—
Capitalized software in-process	330,010	3,818,959
Capitalized software, net	$6,304,854	$3,818,959

NOTE 6 – CAPITALIZED SOFTWARE (CONTINUED)

Amortization expense was $1,186,727 for the year ended December 31, 2021. There was no amortization expense for capitalized software for the year ended December 31, 2020.

Estimated amortization for capitalized software for future periods is as follows:

Year Ended December 31,
2022	$2,092,682
2023	2,092,682
2024	1,280,272
2025	441,762
2026	67,446
$5,974,844

NOTE 7 – INTANGIBLE ASSETS

Intangible assets consist of the following:

	December 31, 2021
	Useful	Gross Carrying	Accumulated	Net Carrying
	Life	Amount	Amortization	Amount
Trademarks	10 Years	$1,520,000	$(114,000)	$1,406,000
Noncompete agreements	5 Years	990,000	(148,500)	841,500
Customer relationships	7 Years	2,920,000	(312,857)	2,607,143
Patents and patent applications	(*)	653,050	—	653,050
		$6,083,050	$(575,357)	$5,507,693
(*)	Patents have yet to be approved by US Patent Office. Useful life is determined upon placement into service after approval.

Amortization expense was $575,357 for the year ended December 31, 2021. There was no amortization expense for intangible assets for the year ended December 31, 2020.

Estimated amortization for trademarks, intangible assets and customer relationships for future periods is as follows:

Year Ended December 31,
2022	$767,143
2023	767,143
2024	767,143
2025	767,143
2026	618,643
Thereafter	1,167,428
Assets not placed in services	653,050
$5,507,693

NOTE 8 – LEASES

EYME leases office space in Tel Aviv, Israel. The lease agreement commenced on May 1, 2019 and was originally set to expire on June 15, 2021. The lease calls for monthly rent payments of $10,250. EYME exercised an extension option and the lease term was extended for a period of three years, through June 15, 2024, with a 3% increase in base rent.  On August 2021, EYME leased additional office space for a lease period of September 1, 2021 to October 31, 2026 with a provision for the extension of the current lease to the same term of the additional lease. The lease calls for additional monthly rent payment of $3,903.

NOTE 8 – LEASES (CONTINUED)

On August 1, 2019, EYME entered into a sublease shareholder’s entity Emporus Technologies Ltd with an initial expiration date of May 14, 2021. The sublease calls for monthly rent payments of $2,857 and has been extended for an additional three years, through June 15, 2024.

Continental Benefits leases facilities and equipment under noncancelable operating leases through July 2025.

On January 15, 2021, Continental Benefits entered into a sublease with an expiration date of November 30, 2023. The sublease calls for monthly rent payments of approximately $14,000 plus tax.

Operating lease expense for the years ended December 31, 2021 and 2020 was $666,830 and $114,012, respectively. Sublease income for the years ended December 31, 2021 and 2020 was approximately $172,476 and $25,846, respectively.

The Company’s future lease payments, which are presented as current maturities of operating leases and noncurrent operating lease liabilities on the Company’s accompanying consolidated balance sheet as of December 31, 2021, including the optional extension, are as follows:

Year Ended December 31,
2022	$886,318
2023	844,618
2024	207,105
2025	198,060
2026	154,500
Total lease payments	2,290,601
Less: imputed interest	(204,280)
Present value of lease liabilities	2,086,321
Less: current lease liabilities	(784,493)
Long-term lease liabilities	$1,301,828

The weighted average remaining lease term, including the optional extension, was 2.58 years as of December 31, 2021. The weighted average operating lease discount rate was 6% as of December 31, 2021.

The following is a summary as of December 31, 2021, of the expected sublease income:

Year Ended December 31,
2022	$229,836
2023	186,162
2024	34,807
2025	34,807
2026	29,006
Total sublease income	$514,618

NOTE 9 – SHARE-BASED COMPENSATION

Stock Options

The Company has a Global Stock Incentive Plan (the “Plan”) under which the Company may grant stock options for up to 1,503,421 common shares. Both incentive stock options and non-qualified stock options expire ten years from the date of the grant.

NOTE 9 – SHARE-BASED COMPENSATION (CONTINUED)

The fair value of options and share awards granted under the stock option plan during the year ended December 31, 2021 and 2020 was estimated at the date of grant using the Black-Scholes option pricing model and the following assumptions for grants:

	2021	2020
Risk-free interest rates	0.91%	0.29 – 1.40%
Expected life	5 years	5-6.25 years
Expected volatility	40.81%	34.60-41.07%
Expected dividend yield	0.00%	0.00%

The following table summarizes the stock option activity:

			Weighted Average	Aggregate
	Number of	Weighted Average	Remaining	Intrinsic
	Options	Exercise Price	Contractual Term	Value
Balance at January 1, 2021	468,070	$0.14	9.25	$1,315,512
Granted	1,096,723	2.53
Forfeited/Cancelled	(64,042)	0.002
Exercised	(27,763)	0.002
Balance at December 31, 2021	1,472,988	1.92	8.98	$3,616,248
Exercisable at December 31, 2021	414,752	$1.41	8.70	$1,232,968

The following table summarizes the Company’s non-vested stock options:

		Weighted-Average
	Non-vested Options	Grant Date Fair
	Outstanding	Value
At January 1, 2021	427,035	$1.21
Options granted	1,096,723	0.84
Options forfeited/cancelled	(64,042)	1.88
Options exercised	(10,844)	1.35
Options vested	(390,637)	0.96
At December 31, 2021	1,058,235	$0.95

For the years ended December 31, 2021 and 2020, the Company recognized $394,311 and $149,483 of stock compensation expense relating to stock options, respectively. As of December 31, 2021, there was $1,139,007 of unrecognized stock compensation expense related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of four years.

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

NOTE 9 – SHARE-BASED COMPENSATION (CONTINUED)

The following table summarizes the restricted stock awards activity:

		Weighted-Average
	Restricted Stock	Grant Date Fair Value
	Awards	Per Share
Outstanding at January 1, 2021	1,618,565	$1.47
Granted	—	—
Forfeited/cancelled	(107,271)	1.80
Vested	(802,679)	1.43
Outstanding at December 31, 2021	708,615	$1.42

Outstanding at January 1, 2020	2,130,689	$1.41
Granted	134,397	2.13
Forfeited/cancelled	—	—
Vested	(646,521)	1.44
Outstanding at December 31, 2020	1,618,565	$1.47

For the years ended December 31, 2021 and 2020, the Company recognized $836,481 and $881,319 of stock compensation expense relating to RSAs, respectively. As of December 31, 2021, there was $946,257 of unrecognized compensation expense related to unvested restricted share awards that is expected to be recognized over a weighted-average period of 2 years.

NOTE 10 – CONVERTIBLE DEBT

Marpai Health Convertible Notes

During 2019, Marpai Health entered into convertible debt agreements (the “2019 Convertible Notes”) with several investors for aggregate principal of $1,500,000 due, in each case, two years from the note date, at the following conversion terms: The outstanding principal balance and unpaid accrued interest of the notes is to be automatically converted upon the Marpai Health’s next equity financing round with gross proceeds to Marpai Health of at least $2,000,000, into the most senior class of shares of Marpai Health issued in such financing round at a price per share equal to the lesser of the following: (i) a price determined based on the maximum Marpai Health pre-money valuation of $8,000,000 on a fully diluted basis; or (ii) a twenty percent (20%) discount on the lowest price per share paid by the investors in such a financing round. Unless otherwise automatically converted in such financing round, the notes could be converted discretionarily in certain situations, at a conversion price based on the maximum Marpai Health pre-money valuation of $8,000,000 on a fully diluted basis into the most senior class of stock. In the event Marpai Health consummates a change of control (as defined in the note) prior to the maturity date and prior to the conversion or repayment of the notes, the notes shall become due and payable upon the date of consummation of such change of control in an amount equal to the greater of: (i) 1.5 times the note amount, plus any accrued and unpaid interest; or (ii) at a price determined based on the maximum Marpai Health pre-money valuation of $8,000,000 on a fully diluted basis, immediately prior to the change of control. The 2019 Convertible Notes accrue interest at 8% per annum, payable in cash at maturity or convertible to shares as previously described herein.

On October 24, 2019, in connection with the software asset purchase, Marpai Health entered into a convertible debt agreement (“Purchase Note”) with the seller for a principal of $2,930,000 due five years from the note date. The Purchase Note contains the following conversion terms: Upon the occurrence of an equity investment in Marpai Health’s capital stock, with proceeds of at least US $10,000,000, including the amount covered by a conversion of any outstanding convertible notes and debts into shares of capital stock of Marpai Health on or before the maturity date (a “Qualified Financing”), the holder shall be entitled to, but not obligated to, convert the balance of this note, in whole or in part, into the securities sold in the Qualified Financing at a conversion price equal to (x) the cash price paid per share for equity securities by the investors in the Qualified Financing multiplied by (y) 0.80. The Purchase Note accrues interest at 6% per annum, payable in cash at maturity or convertible to shares as previously described herein.

NOTE 10 – CONVERTIBLE DEBT (CONTINUED)

During 2020, Marpai Health entered into three tranches of convertible debt agreements (the “2020 Convertible Notes”) with several investors for aggregate principal of $4,200,000, comprised of $800,000 for the first tranche (“1st Tranche”) $1,500,000 for the second tranche (“2nd Tranche”), and $1,900,000 for the third tranche, comprised of $1,775,000 in cash proceeds, $50,000 notes issued in exchange for legal services provided and $75,000 of cash which was funded in February 2021 (“3rd Tranche”), due, in each case, two years from the note date, at the following conversion terms: The outstanding principal balance and unpaid accrued interest of the notes is to be automatically converted upon Marpai Health’s next equity financing round with gross proceeds to Marpai Health of at least $2,000,000, other than initial public offering, into the most senior class of shares of the Marpai Health issued in such financing round at a price per share equal to the lesser of the following: (i) a price determined based on the maximum Marpai Health pre-money valuation of $8,000,000 for the 1st Tranche, $16,000,000 for the 2nd Tranche and $35,000,000 for the 3rd Tranche on a fully diluted basis; or (ii) a twenty percent (20%) discount for the 1st Tranche and the 2nd Tranche, and a thirty percent (30%) discount for the 3rd Tranche on the lowest price per share paid by the investors in such a financing round. The outstanding principal amount of the 3rd Tranche and accrued interest will be converted automatically into unregistered shares of common stock of Marpai Health concurrently with the closing of the IPO at a price 70% of the per share public offering price stated in the final prospectus for the IPO. Unless otherwise automatically converted upon an IPO or in a financing round, the notes could be converted discretionarily in certain situations, at a conversion price based on the maximum Marpai Health pre-money valuation of $8,000,000 for the 1st Tranche, $16,000,000 for the 2nd Tranche and $35,000,000 for the 3rd Tranche, on a fully diluted basis into the most senior class of stock. In the event Marpai Health consummates a change of control (as defined in the note) prior to the maturity date and prior to the conversion or repayment of the notes, the notes shall become due and payable upon the date of consummation of such change of control in an amount equal to the greater of: (i) 1.5 times the note amount, plus any accrued and unpaid interest; or (ii) net proceeds to be received if the notes had converted at a price determined based on the maximum Marpai Health pre-money valuation of $8,000,000 for the 1st Tranche, $16,000,000 for the 2nd Tranche and $35,000,000 for the 3rd Tranche, on a fully diluted basis, immediately prior to the change of control. The 2020 Convertible Notes accrue interest at 8% per annum, payable in cash at maturity or convertible to shares as previously described herein.

During February 2021 and March 2021, Marpai Health entered into convertible debt agreements (the “2021 Convertible Notes”) with several investors for aggregate principal of $250,000 due, in each case, two years from the note date, at the following conversion terms: The outstanding principal balance and unpaid accrued interest of the notes is to be automatically converted upon Marpai Health’s next equity financing round with gross proceeds to Marpai Health of at least $2,000,000, other than an IPO, into the most senior class of shares of Marpai Health issued in such financing round at a price per share equal to the lesser of the following: (i) a price determined based on the maximum Marpai Health pre-money valuation of $35,000,000 on a fully diluted basis; or (ii) a thirty percent (30%) discount on the lowest price per share paid by the investors in such a financing round. The outstanding principal amount of and accrued interest will be converted automatically into unregistered shares of common stock of Marpai Health concurrently with the closing of the IPO at a price 70% of the per share public offering price stated in the final prospectus for the IPO. Unless otherwise automatically converted upon an initial public offering or in a financing round, the notes could be converted discretionarily in certain situations, at a conversion price based on the maximum Marpai Health pre-money valuation of $35,000,000 on a fully diluted basis into the most senior class of stock. In the event Marpai Health consummates a change of control (as defined in the note) prior to the maturity date and prior to the conversion or repayment of the notes, the notes shall become due and payable upon the date of consummation of such change of control in an amount equal to the greater of: (i) 1.5  times the note amount, plus any accrued and unpaid interest; or (ii) net proceeds to be received if the notes had converted at a price determined based on the maximum Marpai Health pre-money valuation of $35,000,000  on a fully diluted basis, immediately prior to the change of control. The 2021 Convertible Notes accrue interest at 8% per annum, payable in cash at maturity or convertible to shares as previously described herein.

In connection with the Acquisition, $3,800,000 of total principal and $374,992 of total accrued interest of Marpai Health’s convertible notes, comprised of $1,500,000 of principal and $82,586 of accrued interest of the 2019 Convertible Notes and $2,300,000 of principal and $292,406 of accrued interest of the 2020 Convertible Notes, were exchanged for shares of common stock of the Company immediately prior to the Acquisition. Upon conversion of these notes, the remaining unamortized debt discount was recorded to additional paid-in-capital. All other 2020 Convertible Notes and the 2021 Convertible Notes in a total principal amount of $2,150,000 and total accrued interest of $48,458, were exchanged for new Marpai promissory notes at the same terms as the original notes. The Purchase Note remained as a Marpai Health Promissory note until Company’s IPO.

NOTE 10 – CONVERTIBLE DEBT (CONTINUED)

Marpai Convertible Notes

In June 2021, Marpai entered into convertible debt agreements (the “June 2021 Notes”) with several investors for an aggregate principal of $300,000, of which $225,000 was funded in June and July 2021 and $75,000 notes issued in exchange for marketing services provided. The notes are due two years from the note date, at the following conversion terms: The outstanding principal balance and unpaid accrued interest of the notes is to be automatically converted upon the Company’s next equity financing round with gross proceeds to the Company of at least $2,000,000, other than initial public offering, into the most senior class of shares of the Company issued in such financing round at a price per share equal a thirty percent (30%) discount on the lowest price per share paid by the investors in such a financing round. The outstanding principal amount of and accrued interest will be converted automatically into unregistered shares of common stock of the Company concurrently with the closing of the IPO at a price 70% of the per share public offering price stated in the final prospectus for the IPO. Unless otherwise automatically converted upon an IPO or in a financing round, the notes could be converted discretionarily in certain situations, at a conversion price based the maximum company pre-money valuation of $48,262,000 on a fully diluted basis into the most senior class of stock. In the event the Company consummates a change of control (as defined in the note) prior to the maturity date and prior to the conversion or repayment of the notes, the notes shall become due and payable upon the date of consummation of such change of control in an amount equal to the greater of: (i) 1.5 times the note amount, plus any accrued and unpaid interest; or (ii) net proceeds to be received if the notes had converted at a price determined based on the maximum company pre-money valuation of $35,000,000 on a fully diluted basis, immediately prior to the change of control. The June 2021 Notes accrue interest at 8% per annum, payable in cash at maturity or convertible to shares.

The convertible notes and their conversion features do not meet the definition of a derivative and the embedded conversion option is not subject to bifurcation and classification in the consolidated financial statements as liabilities at fair value.

The Company recorded interest expense pursuant to the stated interest rates on the convertible notes in the amount of $366,051 and $414,654 for the years ended December 31, 2021 and 2020, respectively.

The Company recorded a debt discount on the convertible notes in the amount of $26,728 and $102,028 for the years ended December 31, 2021 and 2020, respectively.

On October 26, 2021, upon consummation of the initial public offering, all of the Company’s convertible notes were converted to Class A common stock by which the Company issued 1,712,162 shares of Class A common stock to the convertible notes holders for the conversion of notes in the amount of $5,106,554, which was comprised of $4,950,000 principal and $156,554 of accrued interest. The remaining $783,257, comprised of $430,000 of principal and $353,257 of accrued interest, was repaid in full.

The aggregate balance of the convertible notes payable is as follows at:

	December 31, 2021	December 31, 2020
Convertible notes payable	$—	$8,555,000
Accrued interest	—	518,924
Less: unamortized debt discount	—	(111,800)
Total convertible notes payable, net	—	8,962,124
Less: current portion of convertible notes payable	—	(1,866,237)
Convertible notes payable, net of current portion	$—	$7,095,887

NOTE 11 – SHORT-TERM LOAN

On July 29, 2021, the Company entered into a short-term promissory note with a related party which provided the Company a revolving line of credit up to $3,000,000 at annual interest rate of 6%. All outstanding principal and accrued interest are due and payable on the earlier of (i) the six (6) month anniversary date hereof or (ii) the IPO date of the Company. In connection with the note, the Company issued warrants to the related party at the following terms; (i) exercise price equal to the per share price of the Company’s Common Stock at the closing of its expected IPO (ii) the number of the shares underlying the warrants is equal to 30% of maximum drawn principal amount of the note, divided by the warrant exercise price and, (iii) the warrants expiration date is December 31, 2021 (see Note 12). The short-term loan, including $3,000,000 of principal and $27,083 of accrued interest, was repaid on November 2, 2021.

NOTE 12 – WARRANTS

Marpai Health Warrants

On January 17, 2020, Marpai Health issued warrants to an investor to purchase up to 364,466 common shares at an exercise price of $1.43 per share. The warrants were issued in connection with a certain convertible note. The Company estimated the fair value of the warrants to be $213,828 based on a Black-Scholes option pricing model and recorded it as debt discount which amortizes to interest expense over the period of the loan and as additional paid-in capital. The warrants expire and are no longer exercisable at the fifth anniversary of the date the warrants were issued.

The following assumptions were used when calculating the issuance date fair value:

Exercise price of the warrants	$1.43
Contractual life of the warrants	5	years
Current value of the underlying common stock	$2.13
Expected volatility	35.04%
Expected dividend yield	0.00%
Risk-free interest rate	1.69%

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

On April 1, 2021, as part of the Acquisition, Marpai Health’s outstanding warrants in the amount of 1,290,815 shares were automatically converted into warrants to purchase Marpai common stock at the same exercise price and terms they were initially granted by Marpai Health.

Marpai Warrants

In April 2021, Marpai granted five year warrants at a purchase price of $0.05 per share to a consultant of the Company to purchase up to 45,558 shares of common stock at an exercise price of $7.90 per share. The warrants were purchased for a cash payment of $2,500, which was reflected in additional paid-in capital when the proceeds were received.

In July 2021, Marpai issued warrants to an investor to purchase up to 225,000 common shares at an exercise price of $4 per share in connection with a short-term promissory note (see Note 11). The Company estimated the fair value of the warrants to be $0 based on a Black-Scholes option pricing model and as such, no debt discount was recorded. The warrants were exercised on December 10, 2021 for total proceeds of $900,000.

The following assumptions were used when calculating the issuance date fair value:

Exercise price of the warrants	$4.00
Contractual life of the warrants	0.42	years
Current value of the underlying common stock	$2.58
Expected volatility	40.08%
Expected dividend yield	0.00%
Risk-free interest rate	0.060%

Upon closing of the IPO, the Company issued to the representatives of its underwriter warrants to purchase 312,500 shares of common stock (5% of the aggregate number of shares of common stock sold in the offering as compensation) (the “Underwriter’s Warrants”). The Underwriter’s Warrants will be exercisable at a per share exercise price equal to 125% of the public offering price per share in the offering, which was determined to be $5.00 based on the IPO price of $4.00. The Underwriter’s Warrants are exercisable at any time, in whole or in part, from April 4, 2022 (the “Initial Exercise Date”) through October 26, 2026.

NOTE 12 – WARRANTS (CONTINUED)

The following assumptions were used when calculating the issuance date fair value:

Exercise price of the warrants	$5.00
Contractual life of the warrants	5	years
Current value of the underlying common stock	$4.00
Expected volatility	40.08%
Expected dividend yield	0.00%
Risk-free interest rate	1.20%

The table below summarizes the Company’s warrant activities:

	Number of
	Common	Exercise Price	Weighted
	Shares	Range Per	Average
	Warrants	Share	Exercise Price
Balance at January 1, 2021	364,466	$1.43	$1.43
Granted	1,509,407	4.00 to 7.90	6.72
Forfeited	—	—	—
Exercised	(225,000)	4.00	4.00
Balance at December 31, 2021	1,648,873	$1.43 to 7.90	$5.92

Balance at January 1, 2020	—	$—	$—
Granted	364,466	1.43	1.43
Forfeited	—	—	—
Exercised	—	—	—
Balance at December 31, 2020	364,466	$1.43	$1.43

NOTE 13 – INCOME TAXES

The effective tax rate was 0.9% and 0% for the years ended December 31, 2021 and 2020, respectively. The effective tax rate differs from the federal tax rate of 21% for the year ended December 31, 2021 and 2020 due primarily to the full valuation allowance and other discrete items.

Reconciliation between the effective tax rate on loss before provision for income taxes and the statutory tax rate is as follows:

12/31/2021
Income tax expense (benefit) at federal statutory rate	21.0%
Change in valuation allowance	(20.1)%
Permanent differences	(0.5)%
Other - net	0.5%
Income tax expense (benefit)	0.9%

NOTE 13 – INCOME TAXES (CONTINUED)

At December 31,2021 and 2020, the Company had federal and state net operating losses (“NOLs”) in the amount of $10,687,462 and $11,173,080, respectively. These NOLs expire from 2031 to 2041 or have indefinite lives as follows. However, the Tax Cuts & Jobs Act of 2017 limits the amount of net operating loss utilized each year after December 31, 2020 to 80% of taxable income.

	Federal	States
12/31/2031	$—	$102,014
12/31/2036	—	210,633
12/31/2039	—	196,988
12/31/2040	—	383,854
12/31/2041	—	4,626,771
Indefinite life	10,687,462	5,652,820
Total	$10,687,462	$11,173,080

The Company is in process of evaluating the effects that a change in ownership under Internal Revenue Code Section 382, may limit the potential utilization of its NOLs going forward.  Temporary differences which give rise to a significant portion of deferred tax assets are as follows at:

	December 31, 2021	December 31, 2020
Deferred income tax assets (liabilities):
Startup costs	$1,001,272	$463,690
Stock compensation - RSAs	584,881	434,384
Net operating loss - Federal	2,244,367	101,451
Net operating loss - State	522,491	46,209
Accrued Expenses	174,289	—
Amortization	(1,682,939)	—
Depreciation	(333,501)	—
Operating lease assets	(393,985)	—
Operating lease liabilities	350,236	—
	2,467,111	1,045,734
Less: Valuation allowance	(4,468,123)	(1,045,734)
Deferred tax liabilities, net	$(2,001,012)	—

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred since inception. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. On the basis of this evaluation, as of December 31, 2021, a valuation allowance of $4,468,123 has been recorded to recognize the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.

The Company and its subsidiaries income tax returns for 2019 and 2020 are open to review by the tax authorities.

NOTE 14 – SEGMENT INFORMATION

Research and development activities are conducted through EYME in Israel. Geographic long-lived asset information presented below is based on the physical location of the assets at the end of year. All of the Company’s revenues are derived from customers located in the United States.

Long-lived assets including goodwill, intangible assets, capitalized software, property and equipment and operating lease right-of-use, by geographic region, are as follows at:

	December 31, 2021	December 31, 2020
United States	$14,369,511	$3,250,666
Israel	2,759,512	1,101,013
Total long-lived assets	$17,129,023	$4,351,679

NOTE 15 – RELATED PARTY TRANSACTIONS

The Company receives consulting services and marketing services from various shareholders and directors. The total cost of these consulting services for the years ended December 31, 2021 and 2020 was approximately $1,100,000 and $436,000,  respectively. The total cost of marketing services for the years ended December 31, 2021 and 2020 was approximately $1,725,000 and $0, respectively. The accounts payable to these certain shareholders as of December 31, 2021 and December 31, 2020 was approximately $297,267 and $16,000, respectively, and are included in accounts payable on the accompanying consolidated balance sheets.

The company entered into sublease with an affiliate of a director and shareholder (Note 8), the total sublease income for the years ended December 31, 2021 and 2020 was approximately $69,000 and $97,000, respectively. The accounts receivable as of December 31, 2021 and 2020 was approximately $41,000 and $77,000, respectively, and are included in other receivables on the accompanying consolidated balance sheets.

On December 30, 2020, the Company received an advance from a certain investor for reimbursement of certain expenses. This is recorded as due to related party on the accompanying consolidated balance sheets as of December 31, 2021 and 2020 in the amount of $3,637 and $243,638, respectively. The Company was reimbursed for the years ended December 31, 2021 and 2020 in the amount of $465,000 and $10,613 respectively.

On April 1, 2021, in order to enable Continental Benefits and its employees to continue to operate in an effective manner immediately following the Acquisition, the Company entered into a Transition Services Agreement with a shareholder and its affiliate, pursuant to which the shareholder provides Continental Benefits transitional services through May 31, 2021 and in return, the Company pays for the time spent by employees and third party service providers on a cost- incurred basis. On May 7, 2021, the Company entered into a supplemental Transition Service Agreement whereby the shareholder agreed to provide additional treasury and banking services to the Company through July 1, 2021 at a rate of $6,000 per month. Total cost for the year ended December 31, 2021 was $18,000.

On July 29, 2021, the Company entered into a short-term promissory note with a shareholder (Note 11).

NOTE 16 – ACCRUED SEVERANCE PAY

EYME’s employees are all based in Israel. Pursuant to Israel’s Severance Pay Law, Israeli employees are entitled to severance pay equal to one month’s salary for each year of employment, or a portion thereof. All of the employees of EYME elected to be included under section 14 of the Severance Pay Law, 1963 (“Section 14”). According to this section, these employees are entitled only to monthly deposits, at a rate of 8.33% of their monthly salary, made in their name with insurance companies. Payments in accordance with Section 14 release the Company from any future severance payments (under the above Israeli Severance Pay Law) in respect of those employees; therefore, related assets and liabilities are not presented in the consolidated balance sheet.

Total expenses related to severance pay amounted to $132,031 and $79,931 for the years ended December 31, 2021 and 2020, respectively.

NOTE 17 – ACCRUED EXPENSES

Accrued expenses consisted of the following:

	December 31, 2021	December 31, 2020
Employee compensation	$897,288	$223,012
Accrued bonuses	743,038	—
Performance guarantee liabilities	418,988	—
Other accrued expenses and liabilities	465,723	44,955
Accrued expenses	$2,525,037	$267,967

NOTE  18 – STOCKHOLDERS’ EQUITY (DEFICIT)

The Company effected a 4.555821-for-1 forward stock split on September 2, 2021. All share and per share information in the accompanying consolidated financial statements have been retroactively adjusted to reflect this forward stock split.

On October 28, 2021, the Company consummated its IPO of 6,250,000 shares of class A common stock for a price of $4.00 per share, generating gross proceeds of $28,750,000 less certain underwriting discounts and commissions. The Company also granted the underwriters a 45-day option to purchase up to 937,500 additional shares of the Company’s common stock on the same terms and conditions for the purpose of covering any over-allotments in connection with the initial public offering. The Company’s underwriters exercised the over-allotment option in full on October 28, 2021. The IPO, including the sale of the 937,500 over-allotment option shares, closed on October 29, 2021 and was made pursuant to the Registration Statement, which was declared effective by the Securities and Exchange Commission (the “SEC”) on October 26, 2021. A final prospectus describing the terms of its initial public offering was filed with the SEC on October 28, 2021. The net proceeds to the Company from its IPO and the exercise in full of the over-allotment option are $24,547,086, after deducting underwriting commissions and offering expenses. The Company intends to use the net proceeds from its initial public offering to fund research and development which includes hiring new A.I. scientists and acquiring data from third parties, sales and marketing activities, to repay approximately $783,257 of convertible note debt, and for working capital, general corporate purposes, and potential acquisitions.

On December 10, 2021, a related party exercised warrants to purchase 225,000 shares of the Company’s common stock at $4 per share for total proceeds of $900,000. (Note 12)

NOTE 19– SUBSEQUENT EVENTS

Management has evaluated subsequent events through March 30, 2022, the date the consolidated financial statements were available for issuance.

Marpai Captive, Inc., a Delaware corporation was founded in March 2022, as a subsidiary of the Company. Marpai Captive is intended to engage in the captive insurance market. As of the date that the consolidated financial statements were available for issuance, Marpai Captive is in its initial exploratory phase and has not yet commenced its operations.