Form 10-Q
period 2022-03-31
Marpai, Inc.
filed 2022-05-11
CIK 1844392

Table of Contents`

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number: 001-40904

“

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

As of May 11, 2022, there were 20,299,708 shares of the Company’s common stock, par value $0.0001 per share, outstanding.

Table of Contents`

MARPAI, INC.

i

Table of Contents`

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

MARPAI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$14,107,751	$19,183,044
Restricted cash	8,003,810	6,750,599
Accounts receivable	110,436	208,762
Unbilled receivable	—	14,978
Prepaid expenses and other current assets	566,901	743,126
Other receivables	89,973	91,498
Total current assets	22,878,871	26,992,007

Property and equipment, net	922,476	889,935
Capitalized software, net	6,161,243	6,304,854
Operating lease right-of-use assets	1,918,923	2,043,624
Goodwill	2,382,917	2,382,917
Intangible assets, net	5,287,736	5,507,693
Other long-term asset	80,610	80,610
Total assets	$39,632,776	$44,201,640

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,064,646	$1,125,906
Accrued expenses	2,174,054	2,525,037
Accrued fiduciary obligations	6,669,528	5,541,067
Deferred revenue	1,241,920	1,165,248
Current portion of operating lease liabilities	813,191	784,493
Due to related party	3,637	3,637
Total current liabilities	11,966,976	11,145,388

Other long-term liabilities	45,000	45,000
Operating lease liabilities, net of current portion	1,152,052	1,301,828
Deferred tax liabilities	2,001,012	2,001,012
Total liabilities	15,165,040	14,493,228
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $0.0001 par value, 227,791,050 shares authorized; 20,299,727 issued and outstanding at March 31, 2022 and December 31, 2021	2,030	2,030
Additional paid-in capital	51,481,080	51,232,092
Accumulated deficit	(27,015,374)	(21,525,710)
Total stockholders’ equity	24,467,736	29,708,412
Total liabilities and stockholders’ equity	$39,632,776	$44,201,640

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Contents`

MARPAI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended March 31,
	2022	2021
Revenue	$6,218,809	$—
Costs and expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below)	4,546,795	—
General and administrative	2,902,133	801,837
Sales and marketing	1,559,116	321,120
Information technology	1,134,273	—
Research and development	593,107	264,011
Depreciation and amortization	825,398	18,154
Facilities	196,594	—
Total costs and expenses	11,757,416	1,405,122

Operating loss	(5,538,607)	(1,405,122)

Other income (expenses)
Other income, net	48,997	6,698
Interest expense	(3,945)	(183,440)
Foreign exchange gain (loss)	3,891	(9,750)
Loss before provision for income taxes	(5,489,664)	(1,591,614)

Income tax benefit	—	—
Net loss	$(5,489,664)	$(1,591,614)

Net loss per share, basic & fully diluted(1)	$(0.28)	$(0.55)

Weighted average number of common shares, basic and fully diluted(1)	19,629,213	2,897,412

(1)	Reflects 4.555821-for-1 forward stock split that became effective on September 2, 2021. The computation of basic and diluted net loss per share was retroactively adjusted for all periods presented. See Note 14 to the condensed consolidated financial statements.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Contents`

MARPAI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock
			Additional Paid-	Accumulated	Total Stockholders’
	Shares (1)	Amount	In Capital	Deficit	Equity (Deficit)
Balance, December 31, 2021	20,299,727	2,030	51,232,092	(21,525,710)	29,708,412
Share-based compensation	—	—	248,988	—	248,988
Net loss	—	—	—	(5,489,664)	(5,489,664)
Balance, March 31, 2022	20,299,727	2,030	51,481,080	(27,015,374)	24,467,736

Balance, December 31, 2020	142,369	$14	$2,044,362	$(5,540,875)	$(3,496,499)
Fair value of warrants issued with convertible note	—	—	50,833	—	50,833
Share-based compensation	—	—	230,478	—	230,478
Net loss	—	—	—	(1,591,614)	(1,591,614)
Balance, March 31, 2021	142,369	$14	$2,325,673	$(7,132,489)	$(4,806,802)
(1)	Reflects 4.555821-for-1 forward stock split that became effective on September 2, 2021. See Note 14to the consolidated financial statements.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Contents`

MARPAI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(5,489,664)	$(1,591,614)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	825,398	18,154
Share-based compensation	665,652	230,478
Amortization of right-of-use asset	33,381	20,662
Amortization of debt discount	—	26,728
Non-cash interest	—	155,474
Changes in operating assets and liabilities:
Accounts receivable and unbilled receivable	113,304	—
Prepaid expense and other assets	176,225	106,832
Other receivables	1,525	—
Accounts payable	(61,258)	327,080
Accrued expenses	(767,650)	(31,178)
Accrued fiduciary obligations	1,128,461	—
Operating lease liabilities	(29,758)	(22,909)
Other liabilities	76,672	—
Net cash used in operating activities	(3,327,712)	(760,293)

Cash flows from investing activities:
Capitalization of software development costs	(393,319)	(500,180)
Purchase of property and equipment	(101,051)	(9,355)
Net cash used in investing activities	(494,370)	(509,535)

Cash flows from financing activities:
Proceeds from convertible notes	—	325,000
Proceeds from issuance of warrants	—	50,833
Net cash provided by financing activities	—	375,833

Net decrease in cash, cash equivalents and restricted cash	(3,822,082)	(893,995)

Cash, cash equivalents and restricted cash at beginning of period	25,933,643	1,817,932
Cash, cash equivalents and restricted cash at end of period	$22,111,561	$923,937

Reconciliation of cash, cash equivalents, and restricted cash reported in the condensed consolidated balance sheet
Cash and cash equivalents	$14,107,751	$862,835
Restricted cash	8,003,810	61,102
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statement of cash flows	$22,111,561	$923,937

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Contents`

MARPAI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On April 1, 2021,the Company consummated the acquisition of Continental Benefits. Pursuant to the terms of the Amended and Restated Equity Interest Purchase and Reorganization Agreement, as was further addended on May 7, 2021 (collectively, the “Agreement”), the stockholders of Marpai Health and the sole member of Continental Benefits, LLC contributed their respective shares and ownership interests in Marpai Health and Continental Benefits to Marpai in consideration for shares of the Marpai’s Class A and Class B common stock. Additionally, options to purchase 1,027,602 shares of Marpai Health’s common stock and warrants to purchase 1,366,746 shares of Marpai Health’s common stock were exchanged, on a one-to-one basis, for options and warrants to purchase shares of Marpai’s Class A common stock (the above transactions are hereinafter referred to as the “Acquisition”). As part of the Acquisition, approximately $3,800,000 of Marpai Health’s convertible promissory notes were exchanged for shares of common stock of Marpai immediately prior to the Acquisition, and pursuant to a note exchange agreement, Marpai acquired Marpai Health’s certain outstanding convertible promissory notes, with aggregate outstanding principal and accrued but unpaid interest of $2,198,459, in exchange for the issuance of Marpai’s convertible promissory notes of an equivalent aggregate principal amount. The Agreement called for Continental Benefits to not have less than $4,762,000 of cash on hand, and to have no debt at the time of closing of the Acquisition.

For accounting purposes, Continental Benefits was considered the acquiree and Marpai Health was considered the acquirer. The acquisition was accounted for using the acquisition method of accounting. See Notes 5 for additional information.

Marpai, along with its wholly owned subsidiaries, Marpai Health and Continental Benefits, are hereinafter referred to as the “Company”. The Company did not generate any revenues prior to the acquisition of Continental Benefits.

Marpai Captive, Inc. (“Marpai Captive”), a Delaware corporation was founded in March 2022, as a subsidiary of the Company. Marpai Captive is intended to engage in the captive insurance market. As of the date that the unaudited condensed consolidated financial statements were available for issuance, Marpai Captive is in its initial exploratory phase and has not yet commenced its operations.

Initial Public Offering

On October 26, 2021, the Company consummated its IPO of 7,187,500 shares of class A common stock, par value $0.0001 per share (“common stock”) for a price of $4.00 per share, generating gross proceeds of $28,750,000, which is described in Note 14. Convertible notes in the amount of $5,106,554 were converted into equity as a result of the IPO.

Nature of Business

The Company’s mission is to positively change healthcare for the benefit of (i) its clients who are self-insured employers that pay for their employees’ healthcare benefits and engage the Company to administer the latter’s healthcare claims, to whom the Company refers as “Clients”, (ii) employees who receive these healthcare benefits from its clients, to whom the Company refers as “Members”, and (iii) healthcare providers including doctors, doctor groups, hospitals, clinics, and any other entities providing healthcare services or products to whom the Company refers as “Providers”. The Company’s operations are conducted through its wholly owned subsidiaries Marpai Health and Continental Benefits.

Table of Contents`

MARPAI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS (CONTINUED)

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

The global coronavirus pandemic outbreak (“COVID-19”) continues to adversely impact commercial activity, globally and in the United States, and has contributed to significant volatility in financial markets. The outbreak could have a continued adverse impact on economic and market conditions, including business and financial services disruption. As of the date these condensed consolidated financial statements were available to be issued, there was no substantial impact and the Company will continue to monitor the potential impact of COVID-19, and potential related variants, on the Company’s condensed consolidated financial statements.

NOTE 2 - UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s (i) condensed consolidated financial position as of March 31, 2022, (ii) condensed consolidated results of operations for the three months ended March 31, 2022, (iii) condensed consolidated statements of changes in shareholders’ equity for the three months ended March 31, 2022 and (iv) condensed consolidated cash flows for the three months ended March 31, 2022. The results for the three month period ended March 31, 2022, as applicable, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for its year ended December 31, 2021.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, EYME and Marpai Health, for all the periods presented and Continental Benefits from April 1, 2021, the date of the Acquisition (see Note 5). All significant intercompany balances and transactions have been eliminated in consolidation.

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses reported in those financial statements. Descriptions of the Company’s significant accounting policies are discussed in the notes to consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. Management evaluates the related estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from those estimates and assumptions. Significant changes, if any, in those estimates and assumptions resulting from continuing changes in the economic environment will be reflected in the consolidated financial statements in future periods.

Table of Contents`

MARPAI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – LIQUIDITY

The accompanying condensed consolidated financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared on a basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying condensed consolidated financial statements as of March 31, 2022, the Company has an accumulated deficit of $27,015,374 and working capital of $10,911,895. At March 31, 2022, the Company had no debt and $14,107,751 of unrestricted cash on hand. Since inception, the Company has met its cash needs through proceeds from issuing convertible notes, warrants and its IPO. The Company’s current liquid assets reflecting net proceeds from the IPO are sufficient to fund working capital and operating activities and fund capital expenditures through at least the first half of 2023.

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingencies at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include, but are not limited to, valuation of share-based compensation,valuation of the Company’s common stock prior to the IPO, accounting for warrants, allowance for doubtful accounts, useful lives of internally developed software,fair values of net assets acquired, goodwill, intangible assets and property and equipment, whether an arrangement is or contains a lease, the incremental borrowing rate used for operating leases, income tax accruals, the valuation allowance for deferred income taxes, and contingent liabilities.

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

Table of Contents`

MARPAI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Goodwill

Goodwill is recognized and initially measured as any excess of the acquisition-date consideration transferred in a business combination over the acquisition-date amounts recognized for the net identifiable assets acquired. Goodwill is not amortized but is tested for impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not result in an impairment of goodwill. The Company operates in one reporting segment and reporting unit; therefore, goodwill is tested for impairment at the consolidated level. First, the Company assesses qualitative factors to determine whether or not it is more likely than not that the fair value of a reporting unit is less than it’s carrying amount. If the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company conducts a quantitative goodwill impairment test comparing the fair value of the applicable reporting unit with its carrying value. If the carrying amount of the reporting unit exceeds the fair value of the reporting unit, the Company recognizes an impairment loss in the condensed consolidated statement of operations for the amount by which the carrying amount exceeds the fair value of the reporting unit. The Company performs its annual goodwill impairment test at December 31. There was no goodwill impairment for the three months ended March 31, 2022 and 2021.

Intangible Assets

Intangible assets consist of customer relationships, non-compete agreements, and amounts attributed to patent and patent applications that were acquired through an acquisition and are amortized on a straight-line basis over useful lives ranging from five to ten years. The Company’s intangible assets are reviewed for impairment when events or circumstances indicate their carrying amounts may not be recoverable. The Company reviews the recoverability of its intangible assets by comparing the carrying value of such assets to the related undiscounted value of the projected cash flows associated with the assets, or asset group. If the carrying value is found to be greater, the Company records an impairment loss for the excess of book value over fair value. No impairment of the Company’s intangible assets was recorded for the three months ended March 31, 2022 and 2021.

Revenue Recognition

Revenue is recognized when control of the promised services is transferred to the Company’s customers in an amount that reflects the consideration expected to be entitled to in exchange for those services. As the Company completes its performance obligations, it has an unconditional right to consideration, as outlined in the Company’s contracts.

The Company also provides certain performance guarantees under their contracts with customers. Customers may be entitled to receive compensation if the Company fails to meet the guarantees. Actual performance is compared to the contractual guarantee for each measure throughout the period. The Company had performance guarantee liabilities of $368,699, which is included in accrued expenses on the accompanying condensed consolidated balance sheet as of March 31, 2022.

Table of Contents`

MARPAI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of outstanding common shares for the period, considering the effect of participating securities. Diluted earnings (loss) per share is calculated by dividing net earnings (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods when they are anti-dilutive, common stock equivalents, if any, are not considered in the computation. At March 31, 2022 and 2021, there were 2,346,764 and 5,860,326 common share equivalents, respectively. For the three months ended March 31, 2022 and 2021, these potential shares were excluded from the shares used to calculate diluted net loss per share as their effect would have been antidilutive.

Table of Contents`

MARPAI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the guidance on the issuer’s accounting for convertible debt instruments by removing the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. As a result, entities will not separately present in equity an embedded conversion feature in such debt. Instead, they will account for a convertible debt instrument wholly as debt, unless certain other conditions are met. The elimination of these models will reduce reported interest expense and increase reported net income for entities that have issued a convertible instrument that was within the scope of those models before the adoption of ASU 2020-06.

ASU 2020-06 also requires that the effect of potential share settlement be included in the diluted earnings per share (“EPS”) calculation when an instrument may be settled in cash or share. This amendment removes current guidance that allows an entity to rebut this presumption if it has a history or policy of cash settlement. Furthermore, ASU 2020-06 requires the application of the converted method for calculating diluted earnings per share, and the treasury stock method will be no longer available. In addition, ASU 2020-06 clarifies that an average market price should be used to calculate the diluted EPS denominator in cases in which the exercise prices may change on the basis of an entity’s share price or changes in the entity’s share price may affect the number of shares that may be used to settle a financial instrument and that an entity should use the weighted-average share count from each quarter when calculating the year-to-date weighted-average share. The provisions of ASU 2020-06 are applicable for fiscal years beginning after December 15, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The adoption of this standard did not have a material impact to the Company’s condensed consolidated financial statements, since all of the Company’s convertible debt were converted to equity at the IPO or repaid during the year ended December 31, 2021.

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

Table of Contents`

MARPAI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – ACQUISITION

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

The following table summarizes the estimated fair values of Continental Benefits’ identifiable intangible assets, their estimated useful lives and expected amortization periods:

		Useful
	Acquisition	Life in
	Fair Value	Years
Trademarks	$1,520,000	10 Years
Noncompete agreements	990,000	5 Years
Customer relationships	2,920,000	7 Years
Patents and patent applications	650,000	(*)
(*)	Patents have yet to be approved by the United States Patent and Trademark Office. Useful life is determined upon placement into service after approval.

Table of Contents`

MARPAI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – ACQUISITION (CONTINUED)

The following unaudited pro forma summary presents consolidated information of the Company as if the business combination had occurred on January 1, 2021:

Three Months Ended
March 31, 2021
(pro forma)
Revenue	$4,215,081
Net loss	(3,641,481)

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

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following at:

	March 31, 2022	December 31, 2021
Equipment	$222,222	$222,222
Furniture and fixtures	341,769	341,769
Leasehold improvements	725,179	621,527
Total cost	1,289,170	1,185,518
Accumulated depreciation	(366,694)	(295,583)
Property and equipment, net	$922,476	$889,935

Depreciation expense was $71,111 and $18,154 for the three months ended March 31, 2022 and 2021, respectively.

NOTE 7 – CAPITALIZED SOFTWARE

Capitalized software consists of the following at:

	March 31, 2022	December 31, 2021
Capitalized software	$7,161,571	$7,161,571
Accumulated amortization	(1,723,656)	(1,186,727)
Net carrying amount	5,437,915	5,974,844
Capitalized software in-process	723,328	330,010
Capitalized software, net	$6,161,243	$6,304,854

Amortization expense was $536,929 for the three months ended March 31, 2022. There was no amortization expense for capitalized software for the three months ended March 31, 2021.

Table of Contents`

MARPAI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – INTANGIBLE ASSETS

Intangible assets consist of the following:

	March 31, 2022
	Useful	Gross Carrying	Accumulated	Net Carrying
	Life	Amount	Amortization	Amount
Trademarks	10 Years	$1,520,000	$(160,500)	$1,359,500
Noncompete agreements	5 Years	990,000	(199,000)	791,000
Customer relationships	7 Years	2,920,000	(433,214)	2,486,786
Patents and patent applications	(*)	650,450	—	650,450
		$6,080,450	$(792,714)	$5,287,736
(*)	Patents have yet to be approved by the United States Patent and Trademark Office. Useful life is determined upon placement into service after approval.

Amortization expense was $217,358 for the three months ended March 31, 2022. There was no amortization expense for intangible assets for the three months ended March 31, 2021.

NOTE 9 – SHARE-BASED COMPENSATION

Stock Options

The Company has a Global Stock Incentive Plan (the “Plan”) under which the Company may grant stock options for up to 1,503,421 common shares. Both incentive stock options and non-qualified stock options expire ten years from the date of the grant.

The fair value of options and share awards granted under the stock option plan during the three months ended March 31, 2021 was estimated at the date of grant using the Black-Scholes option pricing model and the following assumptions for grants:

2021
Risk-free interest rates	0.91%
Expected life	5 years
Expected volatility	40.81%
Expected dividend yield	0.00%

The following table summarizes the stock option activity:

			Weighted Average	Aggregate
	Number of	Weighted Average	Remaining	Intrinsic
	Options	Exercise Price	Contractual Term	Value
Balance at January 1, 2022	1,472,988	$1.92	8.98	$3,616,248
Granted	—
Forfeited/Cancelled	(13,667)	0.002
Exercised	—
Balance at March 31, 2022	1,459,321	1.94	8.76	$710,438
Exercisable at March 31, 2022	545,267	$1.60	8.58	$375,959

Table of Contents`

MARPAI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – SHARE-BASED COMPENSATION (CONTINUED)

The following table summarizes the Company’s non-vested stock options:

		Weighted-Average
	Non-vested Options	Grant Date Fair
	Outstanding	Value
At January 1, 2022	1,058,235	$0.95
Options granted	—
Options forfeited/cancelled	(13,667)	2.58
Options exercised	—
Options vested	(130,515)	0.95
At March 31, 2022	914,053	$0.92

For the three months ended March 31, 2022 and 2021, the Company recognized $104,402 and $81,175 of stock compensation expense relating to stock options, respectively. As of March 31, 2022, there was $947,792 of unrecognized stock compensation expense related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately four years.

Restricted Stock Awards

In July 2019, the Board of Directors of the Company authorized grants of restricted stock awards (“RSAs”) through a restricted stock award purchase agreement to certain founders, consultants, and advisors of the Company. Certain grants to the Company’s founders were fully vested at the date of incorporation, other grants vest over a four-year period on each anniversary of the grant date, based on continued employment, and other grants vested based on various milestones. The shares of common stock underlying the RSAs are issued upon grant.

The following table summarizes the restricted stock awards activity:

		Weighted-Average
	Restricted Stock	Grant Date Fair Value
	Awards	Per Share
Outstanding at January 1, 2022	708,615	$1.42
Granted	—	—
Forfeited/cancelled	—	—
Vested	(110,617)	1.44
Outstanding at March 31, 2022	597,998	$1.42

For the three months ended March 31, 2022 and 2021, the Company recognized $144,585 and $149,303 of stock compensation expense relating to RSAs, respectively. As of March 31, 2022, there was $801,672 of unrecognized compensation expense related to unvested restricted share awards that is expected to be recognized over a weighted-average period of approximately two years.

During the three months ended March 31,2022, the Company recorded an additional share-based compensation expense of $416,667 relating to its employment contract with an officer who joined the Company on February 28, 2022. Under the terms of the contract the Company agreed to issue to the officer a one-time grant of fully vested shares of the Company’s Class A common stock with a fair market value of $250,000 as a signing bonus to be provided following the twelve month anniversary of the officer’s start date with the Company. The Company also agreed to issue an equity grant subject to the approval of the Company’s board of directors comprised of restricted shares with a fair market value of $2 million subject to the terms of the Plan that will vest over 12 months in four equal quarterly installments. The grant of the restricted shares is expected to occur after March 31, 2022. Included in accrued expenses in the condensed consolidated balance sheets is an amount of $416,667 representing the full value of the signing bonus and the prorated value of the vested restricted shares.

Table of Contents`

MARPAI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – WARRANTS

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

In February 2021, Marpai Health granted warrants at a warrant purchase price of $0.05 per share to several founders of Marpai Health to purchase up to 926,349 shares of common stock at an exercise price of $7.90 per share. The warrants expire and are no longer exercisable at the fifth anniversary of the date the warrants were issued. The warrants were purchased for a cash payment of $50,833, which was reflected in additional paid-in capital when the proceeds were received.

On April 1, 2021, as part of the Acquisition, Marpai Health’s outstanding warrants to purchase up to 1,290,815 shares of common stock were automatically converted into warrants to purchase Marpai common stock at the same exercise price and terms they were initially granted by Marpai Health.

Marpai Warrants

In April 2021, Marpai granted five year warrants at a warrant purchase price of $0.05 per share to a consultant of the Company to purchase up to 45,558 shares of common stock at an exercise price of $7.90 per share. The warrants were purchased for a cash payment of $2,500, which was reflected in additional paid-in capital when the proceeds were received.

In July 2021, Marpai issued warrants to an investor to purchase up to 225,000 common shares at an exercise price of $4.00 per share in connection with a short-term promissory note. The Company estimated the fair value of the warrants to be $0 based on a Black-Scholes option pricing model and as such, no debt discount was recorded. The warrants were exercised on December 10, 2021 for total proceeds of $900,000.

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

Table of Contents`

MARPAI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – WARRANTS (CONTINUED)

The table below summarizes the Company’s warrant activities:

	Number of
	Warrants to	Exercise Price	Weighted
	Purchase Common	Range Per	Average
	Shares	Share	Exercise Price
Balance at January 1, 2022	1,648,873	$1.43 to 7.90	$5.92
Granted	—	—	—
Forfeited	—	—	—
Exercised	—	—	—
Balance at March 31, 2022	1,648,873	$1.43 to 7.90	$5.92

Balance at January 1, 2021	364,466	$1.43	$1.43
Granted	926,349	7.90	7.90
Forfeited	—	—	—
Exercised	—	—	—
Balance at March 31, 2021	1,290,815	$1.43 to 7.90	$6.07

NOTE 11 – SEGMENT INFORMATION

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

Long-lived assets including goodwill, intangible assets, capitalized software, property and equipment and operating lease right-of-use, by geographic region, are as follows at:

	March 31, 2022	December 31, 2021
United States	$13,662,661	$14,369,511
Israel	3,010,634	2,759,512
Total long-lived assets	$16,673,295	$17,129,023

NOTE 12 – RELATED PARTY TRANSACTIONS

The Company receives consulting services and marketing services from various shareholders and directors. The total cost of these consulting services for the three months ended March 31, 2022 and 2021 was approximately $70,000 and $246,000, respectively. The total cost of marketing services for the three months ended March 31, 2022 and 2021 was approximately $565,000 and $321,000, respectively. The accounts payable to these certain shareholders as of March 31, 2022 and December 31, 2021 was approximately $123,000 and $297,000, respectively, and are included in accounts payable on the accompanying condensed consolidated balance sheets.

On December 30, 2020, the Company received an advance from a certain investor for reimbursement of certain expenses. This is recorded as due to related party on the accompanying condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021 in the amount of $3,637 and $3,637, respectively. The Company was reimbursed for the three months ended March 2022 and 2021 in the amount of $0 and $94,801 respectively.

Table of Contents`

MARPAI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – ACCRUED EXPENSES

Accrued expenses consisted of the following:

	March 31, 2022	December 31, 2021

Employee compensation	$589,712	$897,288
Accrued bonuses	963,881	743,038
Performance guarantee liabilities	368,699	418,988
Other accrued expenses and liabilities	251,762	465,723
Accrued expenses	$2,174,054	$2,525,037

NOTE 14 – STOCKHOLDERS’ EQUITY

The Company effected a 4.555821-for-1 forward stock split on September 2, 2021. All share and per share information in the accompanying condensed consolidated financial statements have been retroactively adjusted to reflect this forward stock split.

On October 28, 2021, the Company consummated its IPO of 6,250,000 shares of class A common stock for a price of $4.00 per share, generating gross proceeds of $28,750,000 less certain underwriting discounts and commissions. The Company also granted the underwriters a 45-day option to purchase up to 937,500 additional shares of the Company’s common stock on the same terms and conditions for the purpose of covering any over-allotments in connection with the initial public offering. The Company’s underwriters exercised the over-allotment option in full on October 28, 2021. The IPO, including the sale of the 937,500 over-allotment option shares, closed on October 29, 2021 and was made pursuant to the Registration Statement on Form S-1, which was declared effective by the Securities and Exchange Commission (the “SEC”) on October 26, 2021. A final prospectus describing the terms of its initial public offering was filed with the SEC on October 28, 2021. The net proceeds to the Company from its IPO and the exercise in full of the over-allotment option are $24,547,086, after deducting underwriting commissions and offering expenses. The Company intends to use the net proceeds from its IPO to fund research and development which includes hiring new A.I. scientists and acquiring data from third parties, sales and marketing activities, to repay approximately $783,257 of convertible note debt, and for working capital, general corporate purposes, and potential acquisitions.

Table of Contents`

MARPAI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – INCOME TAXES

The effective tax rate was 0% for the three months ended March 31, 2022 and 2021. The effective tax rate differs from the federal tax rate of 21% for the three months ended March 31, 2022 and 2021 due primarily to the full valuation allowance, and other discrete items.

At December 31, 2021, the Company had federal and state net operating losses (“NOLs”) in the amount of $10,687,462 and $11,173,080 respectively. These NOLs expire from 2031 to 2041 or have indefinite lives. However, the Tax Cuts & Jobs Act of 2017 limits the amount of net operating loss utilized each year after December 31, 2020 to 80% of taxable income.

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

NOTE 16 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through May 11, 2022, the date the condensed consolidated financial statements were available for issuance.

Table of Contents`

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF MARPAI, INC.

As used in this report, the terms “we”, “us”, “our”, the “Company”, and “Marpai” mean Marpai, Inc., and our wholly owned subsidiaries, Marpai Captive, Inc. (“Marpai Captive”), Continental Benefits, LLC (“Continental Benefits”) and Marpai Health, Inc. (“Marpai Health”) and its wholly owned Israeli subsidiary EYME Technologies, Ltd. (“EYME”), unless otherwise indicated or required by the context.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performances, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performances or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to Part II, Item 1A of this Quarterly report and the Risk Factors section of our Annual Report on Form 10-K, filed on March 30, 2022 with the SEC.

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

Overview

Marpai, Inc. was formed as a Delaware corporation on January 22, 2021 with the intention to facilitate an initial public offering and other related transactions in order to carry on the business of two healthcare entities, Marpai Health and Continental Benefits LLC. Marpai Inc.’s mission is to positively change healthcare for the benefit of (i) our clients who are self-insured employers that pay for their employees’ healthcare benefits and engage the Company to administer the latter’s healthcare claims, to whom the Company refers as “Clients”; (ii) employees who receive these healthcare benefits from its clients, to whom we refer as “Members”, and (iii) healthcare providers including doctors, doctor groups, hospitals, clinics, and any other entities providing healthcare services or products to whom we refer as “Providers”. The Company’s mission is to positively change healthcare for the benefit of (i), (ii), and (iii). We are creating the healthcare payer of the future for self-insured employers in the U.S., what we refer to as the “Payer of the Future.” Through the use of the latest technology and artificial intelligence or “A.I.,” we believe we have the ability to predict costly events, such as who is likely to develop a chronic disease or require a costly operation over the next twelve months. With this knowledge, we aim to optimize care so that employers can save money, while employees can have access to high-quality care and enjoy good healthcare outcomes.

Our company is the combination of Marpai Health, Inc., and Continental Benefits LLC. Marpai Health is our A.I.-focused subsidiary, with a research and development team in Tel Aviv, Israel. Continental Benefits is our healthcare payer subsidiary that provides administration services to self-insured employer groups across the United States. It acts as a third-party administrator or “TPA” handling all administrative aspects of providing healthcare to self-insured employer groups. We have combined these two businesses to create what we believe to be the Payer of the Future, which has not only the licenses, processes and know- how of a payer but also the

Table of Contents`

latest A.I. technology. This combination allows us to differentiate in the TPA market by delivering something new — a technology-driven service that we believe can lower the overall cost of healthcare while maintaining or improving healthcare outcomes. Marpai Captive, Inc. (“Marpai Captive”) was founded in March 2022 as a Delaware corporation. Marpai Captive is intended to be engaged in the captive insurance market. To date, Marpai Captive is in its initial exploratory phase and has not yet commenced its operations.

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

After having worked together for over a year to identify and collaboratively develop A.I. solutions tailored to the self-insured employer market, Marpai Health started to implement its A.I.-enabled prediction tools as part of Continental Benefits’ patent-pending TopCare program®. In January 2021, our A.I.- powered TopCare program® went live, making it possible for us to offer our Members care management with high-impact predictions. Although our A.I. technology has not yet been integrated with any of our TPA business’ core systems, other than TopCare, to date, we plan to use A.I. in virtually every part of our TPA business. On April 1, 2021 we acquired all of the equity interests of Continental Benefits (“Acquisition”), since the Acquisition, Marpai Health and Continental Benefits have been operating as one company under the “Marpai” brand.

Representation in the Financial Statements of Marpai, Inc.

The unaudited condensed consolidated financial statements of Marpai, Inc and the discussion of the results of its operations in this quarterly report, reflect the results of the operations of Marpai Health (and its subsidiary EYME) for all periods presented and the results of Continental Benefits since its acquisition on April 1, 2021.. The results for the three months periods ended March 31, 2022, as applicable, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

Table of Contents`

Results of Operations

Comparison of the Three Months ended March 31, 2022 and 2021

The following table sets forth our consolidated results of operations for the periods indicated.

	Three Months Ended March 31,
	2022	2021	Change	%
Revenue
Revenue	$6,218,809	—	$6,218,809	n/a
Costs and Expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below)	4,546,795	—	4,546,795	n/a
General and administrative	2,902,133	801,837	2,100,296	261.9%
Sales and marketing	1,559,116	321,120	1,237,996	385.5%
Information technology	1,134,273	—	1,134,273	n/a
Research and development	593,107	264,011	329,096	124.7%
Depreciation and amortization	825,398	18,154	807,244	4,446.6%
Facilities	196,594	—	196,594	n/a %
Total Costs and Expenses	11,757,416	1,405,122	10,352,294	736.8%
Operating Loss	(5,538,607)	(1,405,122)	(4,133,485)	294.2%
Other income and (expenses)
Other income, net	48,997	6,698	42,299	631.5%
Interest expense	(3,945)	(183,440)	179,495	(97.8)%
Foreign exchange gain (loss)	3,891	(9,750)	13,641	(139.9)%
Total other income (expense)	48,943	(186,492)	235,435	(126.2)%
Loss before income taxes	(5,489,664)	(1,591,614)	(3,898,050)	244.9%
Income tax benefit	—	—	—	n/a
Net Loss	(5,489,664)	(1,591,614)	(3,898,050)	244.9%
Net loss per share, basic and fully diluted	(0.28)	(0.55)	0.27	(49.1)%

Table of Contents`

Comparison of the Three Months Ended March 31, 2022 and 2021

Revenues and Cost of Revenue

During the three months ended March 31, 2022 and 2021, our total revenue was $6,218,809 and $0, respectively. The revenues for the three months ended March 31, 2022 consist exclusively of Continental Benefits’ revenues. Continental Benefits results of operations have been included in our consolidated results of operations since its acquisition on April 1, 2021.

Total revenues consist of fees that we charge our customers in consideration for administering their self-insured healthcare plans as well as fees that we receive for ancillary services such as care management, case management, cost containment services, and other services provided to our customers by us or other vendors.

During the three months ended March 31, 2022 and 2021, our cost of revenue exclusive of depreciation and amortization was $4,546,795 and $0, respectively. The cost of revenue for the three months ended March 31, 2022 consists exclusively of Continental Benefits’ cost of revenue. Continental Benefits results of operations have been included in our consolidated results of operations since its acquisition on April 1, 2021.

Total cost of revenues consists of (i) service fees, which primarily include vendor fees associated with the client’s benefit program selections, (ii) the direct labor cost associated with claim management and processing services, and (iii) direct labor costs associated with providing customer support and services to the clients, members, and other external stakeholders.

Research and Development Expenses

We incurred $593,107 of research and development expenses for the three months ended March 31, 2022 compared to $264,011 for the three months ended March 31, 2021, an increase of $329,096. The increase is attributable to having increased expenditures amounting to approximately $148,323, associated primarily with a higher number of research and development personnel, and partially offset by a decrease of approximately $106,861 in the amount of research and development costs that were capitalized in the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. We began to capitalize certain research and development costs when certain projects reached the development stage in August 2020, which resulted in a substantial portion of the software development costs being capitalized commencing at that time.

General and Administrative Expenses

We incurred $2,902,133 of general and administrative expenses for the three months ended March 31, 2022 compared to $801,837 for the three months ended March 31, 2021, an increase of $2,100,296. The increase was due to general and administrative expenses of Continental Benefits amounting to approximately $876,110 (which were not included in the operating results of the Company prior to its acquisition on April 1, 2021) as well as increase in the general and administrative expenses of Marpai, Inc. amounting to $1,244,290 related to increases in the cost of personnel and professional fees associated with the growth of the Company over the last year and it becoming a publicly traded company.

Sales and Marketing Expenses

We incurred $1,559,116 of sales and marketing expenses for the three months ended March 31, 2022 compared to $321,120 for the three months ended March 31, 2021, an increase of $1,237,996. This increase was primarily due to Continental Benefits’ sales and marketing expenses in the amount of approximately $1,486,249 (which were not included in the operating results of the Company prior to its acquisition on April 1, 2021) partially offset by a decline of $248,253 in the Marpai, Inc. marketing expenses .

Interest Expense, net

We incurred $3,945 of interest expenses for three months ended March 31, 2022 compared to $183,440 for the three months ended March 31, 2021, a decline of $179,495. Interest expenses decreased due to the repayment or conversion of all of the Company’s debt in the fourth quarter of 2021.

Table of Contents`

Liquidity and Capital Resources

As of March 31, 2022, the Company had an accumulated deficit of approximately $27.0 million, cash and cash equivalents of approximately $14.1 million and working capital of approximately $10.9 million.

The Company has spent most of its cash resources on funding our operating activities. Through March 31, 2022, the Company has financed its operations primarily with the proceeds from the sale and issuance of its common stock as well as convertible promissory notes.

On October 29, 2021, the Company consummated its initial public offering (“IPO”). The Company issued a total of 7,187,500 shares of common stock at a public offering price of $4.00 per share for gross proceeds of $28.75 million. Net of underwriting fees and all offering expenses, the proceeds to the Company amounted to approximately $24.5 million. As a result of the IPO, all of the Company’s outstanding notes were either converted pursuant to their terms or repaid in full.

Cash Flows

The following tables summarizes selected information about our sources and uses of cash and cash equivalents for the three months ended March 31, 2022 and 2021:

Comparison of the Three Months Ended March 31, 2022 and 2021

	Three Months Ended March 31,
	2022	2021
Net cash (used in) operating activities	$(3,327,712)	$(760,293)
Net cash used in investing activities	(494,370)	(509,535)
Net cash provided by financing activities	—	375,833
Net decrease in cash and cash equivalents and restricted cash	$(3,822,082)	$(893,995)

Net Cash Used in Operating Activities

Net cash used in operating activities totaled $3,327,712 for the three months ended March 31, 2022, an increase of$2,567,419 as compared to $760,293 for the three months ended March 31, 2021. Net cash used in operating activities was primarily driven by our net loss for the period of $5,489,664 which included non-cash items totaling $1,524,434 and was offset by decrease in net working capital items amounting to $631,517 million.

Net Cash Used in Investing Activities

A total of $494,370 was used investing activities in the three months ended March 31, 2022, a decrease of $15,165 as compared to $509,535 used for the three months ended March 31, 2021. Cash used in investing activities included capitalization of software of $393,319 and purchases of property and equipment of $101,051.

Net Cash Provided by Financing Activities

There were no financing activities during the three months ended March 31, 2022. Cash provided from financing activities in the three months ended March 31, 2021 was $375,833 from proceeds from the issuance of convertible notes and warrants.

Off Balance Sheet Arrangements

We do not have relationships with other organizations or process any transactions that would constitute off balance sheet arrangements (as that term is defined in Item 303 of Regulation S-K).

Table of Contents`

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

See Note 4 to our condensed consolidated financial statements included in this Form 10-Q for a description of the significant accounting policies that we use to prepare our consolidated financial statements.

New Accounting Pronouncements

We have considered recently issued accounting pronouncements and do not believe the adoption of such pronouncements will have a material impact on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign exchange risk

The cash generated from revenue is denominated in U.S. Dollars. Our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations, which are in the United States and Israel. Our results of current and future operations and cash flows are therefore subject to fluctuations due to changes in the exchange rate of the New Israeli Shekel (NIS). The effect of a hypothetical 10% change in the exchange rate of the NIS versus the U.S. Dollar would not have had a material impact on our historical condensed consolidated financial statements for the three months ended March 31, 2022. To date we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes or is expected to become more significant.

Interest rate risk

We had cash and cash equivalents balances of $14,107,751 and $19,183,044 on March 31, 2022 and December 31, 2021, respectively. Currently, management does not view this exposure to be a significant risk.

Inflation Risk

Inflation generally affects us by increasing our labor costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2022.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial and Accounting Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal quarter ended March 31, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial and Accounting Officer have concluded that, during the period covered by this Quarterly Report, our disclosure controls and procedures were not effective due to our previously identified material weakness in internal control over financial reporting. Notwithstanding the identified material weaknesses, management, including our Chief Executive Officer and Chief Financial and Accounting Officer, believes the financial statements included in this Quarterly Report on Form 10-Q are fairly presented, in all material respects, in accordance with U.S. GAAP.

Table of Contents`

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Table of Contents`

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS.

Exhibit No.	Description
31	Rule 13a-14(a)/15d-14(a) Certification
31.1*	Certification Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2*	Certification Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32	Section 1350 Certification
32.1*	Certification Statement of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2*	Certification Statement of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101*	Interactive Data Files
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*	Filed herewith.

Table of Contents`

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARPAI, INC.

Date: May 11, 2022		/s/ Edmundo Gonzales
	Name:	Edmundo Gonzales
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Yoram Bibring
	Name:	Yoram Bibring
	Title	Chief Financial Officer
(Principal Financial and Accounting Officer)