Form 10-Q
period 2022-06-30
Marpai, Inc.
filed 2022-08-15
CIK 1844392

Table of Contents`

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of August 15, 2022, there were 20,682,844 shares of the Company’s common stock, par value $0.0001 per share, outstanding.

Table of Contents`

MARPAI, INC.

i

Table of Contents`

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

MARPAI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$9,084,839	$19,183,044
Restricted cash	6,106,210	6,750,599
Accounts receivable	26,482	208,762
Unbilled receivable	—	14,978
Prepaid expenses and other current assets	503,823	743,126
Other receivables	27,284	91,498
Total current assets	15,748,638	26,992,007

Property and equipment, net	761,620	889,935
Capitalized software, net	5,777,050	6,304,854
Operating lease right-of-use assets	1,723,760	2,043,624
Goodwill	2,382,917	2,382,917
Intangible assets, net	5,121,522	5,507,693
Other long-term asset	80,610	80,610
Total assets	$31,596,117	$44,201,640

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$490,144	$1,125,906
Accrued expenses	2,320,550	2,525,037
Accrued fiduciary obligations	5,063,552	5,541,067
Deferred revenue	828,425	1,165,248
Current portion of operating lease liabilities	829,284	784,493
Due to related party	3,201	3,637
Total current liabilities	9,535,156	11,145,388

Other long-term liabilities	45,000	45,000
Operating lease liabilities, net of current portion	944,450	1,301,828
Deferred tax liabilities	2,001,012	2,001,012
Total liabilities	12,525,618	14,493,228
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $0.0001 par value, 227,791,050 shares authorized; 20,682,844 and 20,299,727 issued and outstanding at June 30, 2022 and December 31, 2021,respectively	2,068	2,030
Additional paid-in capital	52,748,587	51,232,092
Accumulated deficit	(33,680,156)	(21,525,710)
Total stockholders’ equity	19,070,499	29,708,412
Total liabilities and stockholders’ equity	$31,596,117	$44,201,640

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Contents`

MARPAI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Revenue	$5,556,506	$3,531,512	$11,775,315	$3,531,512
Costs and expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below)	4,151,560	2,720,483	8,698,355	2,720,483
General and administrative	2,319,977	2,059,608	5,222,109	2,861,445
Sales and marketing	2,216,788	1,122,665	3,775,904	1,443,785
Information technology	1,189,733	731,230	2,324,006	731,230
Research and development	1,309,157	285,363	1,902,264	549,374
Depreciation and amortization	776,411	402,813	1,601,809	420,967
Facilities	196,341	180,397	392,936	180,397
Loss on disposal of assets	60,471	—	60,471	—
Total costs and expenses	12,220,438	7,502,559	23,977,854	8,907,681

Operating loss	(6,663,932)	(3,971,047)	(12,202,539)	(5,376,169)

Other income (expenses)
Other income(expenses)	(9,706)	47,728	39,291	54,426
Interest expense	(562)	(92,621)	(4,507)	(276,061)
Foreign exchange gain (loss)	9,418	(6,034)	13,309	(15,784)
Loss before provision for income taxes	(6,664,782)	(4,021,974)	(12,154,446)	(5,613,588)

Income tax benefit	—	(150,000)	—	(150,000)
Net loss	$(6,664,782)	$(3,871,974)	$(12,154,446)	$(5,463,588)

Net loss per share, basic & fully diluted(1)	$(0.34)	$(0.38)	$(0.62)	$(0.84)

Weighted average number of common shares, basic and fully diluted(1)	19,847,342	10,087,809	19,790,764	6,528,886

(1)	Reflects 4.555821-for-1 forward stock split that became effective on September 2, 2021. The computation of basic and diluted net loss per share was retroactively adjusted for all periods presented. See Note 14 to the condensed consolidated financial statements.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Contents`

MARPAI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

			Additional Paid-	Accumulated	Total Stockholders’
	Shares	Amount	In Capital	Deficit	Equity (Deficit)
Three months ended June 30, 2022
Balance, April 1, 2022	20,299,727	$2,030	$51,481,080	$(27,015,374)	$24,467,736
Share-based compensation	—	—	1,244,334	—	1,244,334
Issuance of stock upon vesting of restricted stock units	360,617	36	—	—	36
Shares issued to vendors in exchange for services	22,500	2	23,173	—	23,175
Net loss	—	—	—	(6,664,782)	(6,664,782)
Balance, June 30, 2022 (Unaudited)	20,682,844	$2,068	$52,748,587	$(33,680,156)	$19,070,499

Three months ended June 30, 2021
Balance, April 1, 2021	142,369	$14	$2,325,673	$(7,132,489)	$(4,806,802)
Exchange of common shares of Marpai Health, Inc. (see Note 1)	(142,369)	(14)	—	—	(14)
Issuance of common shares of Marpai, Inc. (see Note 1)	11,147,301	1,115	17,350,820	—	17,351,935
Issuance of warrants to shareholder in exchange for cash	—	—	2,500	—	2,500
Share-based compensation	—	—	475,528	—	475,528
Net loss	—	—	—	(3,871,974)	(3,871,974)
Balance, June 30, 2021 (Unaudited)	11,147,301	$1,115	$20,154,521	$(11,004,463)	$9,151,173

Six months ended June 30, 2022
Balance, January 1, 2022	20,299,727	$2,030	$51,232,092	$(21,525,710)	$29,708,412
Share-based compensation	—	—	1,493,322	—	1,493,322
Issuance of stock upon vesting of restricted stock units	360,617	36	—	—	36
Shares issued to vendors in exchange for services	22,500	2	23,173	—	23,175
Net loss	—	—	—	(12,154,446)	(12,154,446)
Balance, June 30, 2022 (Unaudited)	20,682,844	$2,068	$52,748,587	$(33,680,156)	$19,070,499

Six months ended June 30, 2021
Balance, January 1, 2021	142,369	$14	$2,044,362	$(5,540,875)	$(3,496,499)
Exchange of common shares of Marpai Health, Inc. (see Note 1)	(142,369)	(14)	—	—	(14)
Issuance of common shares of Marpai, Inc. (see Note 1)	11,147,301	1,115	17,350,820	—	17,351,935
Issuance of warrants to shareholder in exchange for cash	—	—	53,333	—	53,333
Share-based compensation	—	—	706,006	—	706,006
Net loss	—	—	—	(5,463,588)	(5,463,588)
Balance, June 30, 2021 (Unaudited)	11,147,301	$1,115	$20,154,521	$(11,004,463)	$9,151,173
(1)	Reflects 4.555821-for-1 forward stock split that became effective on September 2, 2021. See Note 14 to the condensed consolidated financial statements.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Contents`

MARPAI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(12,154,446)	$(5,463,588)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,601,809	420,967
Loss on disposal of assets	60,471	—
Share-based compensation	1,743,359	706,006
Shares issued to vendors in exchange for services	23,175	—
Amortization of right-of-use asset	67,816	41,810
Amortization of debt discount	—	26,728
Non-cash interest	—	246,230
Marketing services performed in exchange for convertible note	—	75,000
Deferred taxes		(150,000)
Changes in operating assets and liabilities:
Accounts receivable and unbilled receivable	239,305	(13,522)
Prepaid expense and other assets	197,258	(210,138)
Other receivables	64,214	71,443
Accounts payable	(635,765)	(582,986)
Accrued expenses	(454,487)	70,210
Accrued fiduciary obligations	(477,515)	1,125,031
Operating lease liabilities	(60,539)	(55,722)
Other liabilities	(337,259)	(1,183,378)
Net cash used in operating activities	(10,122,604)	(4,875,909)

Cash flows from investing activities:
Cash and restricted cash acquired as part of acquisitions (See Note 5)	—	11,384,035
Capitalization of software development costs	(607,700)	(972,181)
Purchase of property and equipment	(12,290)	(26,189)
Net cash (used in) provided by investing activities	(619,990)	10,385,665

Cash flows from financing activities:
Proceeds from convertible notes	—	500,000
Proceeds from issuance of warrants	—	53,333
Net cash provided by financing activities	—	553,333

Net (decrease) increase in cash, cash equivalents and restricted cash	(10,742,594)	6,063,089

Cash, cash equivalents and restricted cash at beginning of period	25,933,643	1,817,932
Cash, cash equivalents and restricted cash at end of period	$15,191,049	$7,881,021

Reconciliation of cash, cash equivalents, and restricted cash reported in the condensed consolidated balance sheet
Cash and cash equivalents	$9,084,839	$2,339,223
Restricted cash	6,106,210	5,541,798
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statement of cash flows	$15,191,049	$7,881,021

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Contents`

MARPAI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization

Marpai, Inc. (“Marpai”) was formed as a Delaware corporation on January 22,2021 with the intention to facilitate an initial public offering (“IPO”) and other related transactions in order to carry on the business of two healthcare subsidiaries, Marpai Health, Inc. (“Marpai Health”) and Continental Benefits LLC (“Continental Benefits”). In July 2022 Continental Benefits LLC changed its name to Marpai Administrators LLC.

Marpai Health, a Delaware corporation, was incorporated on February 14, 2019. On March 21, 2019, EYME Technologies Ltd. (“EYME”), a wholly owned subsidiary of Marpai Health located in Israel, was formed. Marpai Health, along with its wholly owned subsidiary, EYME, are hereinafter referred to as “Marpai Health”.

On April 1, 2021, Marpai Health consummated the acquisition of Continental Benefits. Pursuant to the terms of the Amended and Restated Equity Interest Purchase and Reorganization Agreement, as was further addended on May 7, 2021 (collectively, the “Agreement”), the stockholders of Marpai Health and the sole member of Continental Benefits, contributed their respective shares and ownership interests in Marpai Health and Continental Benefits to Marpai in consideration for shares of Marpai’s Class A and Class B common stock. Additionally, options to purchase 1,027,602 shares of Marpai Health’s common stock and warrants to purchase 1,366,746 shares of Marpai Health’s common stock were exchanged, on a one-to-one basis, for options and warrants to purchase shares of Marpai’s Class A common stock (the above transactions are hereinafter referred to as the “Acquisition”). As part of the Acquisition, approximately $3,800,000 of Marpai Health’s convertible promissory notes were exchanged for shares of common stock of Marpai immediately prior to the Acquisition, and pursuant to a note exchange agreement, Marpai acquired Marpai Health’s certain outstanding convertible promissory notes, with aggregate outstanding principal and accrued but unpaid interest of $2,198,459, in exchange for the issuance of Marpai’s convertible promissory notes of an equivalent aggregate principal amount. The Agreement called for Continental Benefits to not have less than $4,762,000 of cash on hand, and to have no debt at the time of closing of the Acquisition.

For accounting purposes, Continental Benefits was considered the acquiree and Marpai Health was considered the acquirer. The acquisition was accounted for using the acquisition method of accounting. See Note 5 for additional information.

Marpai, along with its wholly owned subsidiaries, Marpai Health and Continental Benefits, are hereinafter referred to as the “Company”. The Company did not generate any revenues prior to the acquisition of Continental Benefits.

Marpai Captive, Inc. (“Marpai Captive”), a Delaware corporation was founded in March 2022, as a subsidiary of the Company. Marpai Captive is intended to engage in the captive insurance market if and when management decides to enter this market. Marpai Captive has not yet commenced operations.

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

The Company also continues to monitor the effects of the global macroeconomic environment, including increasing inflationary pressures; supply chain disruptions; social and political issues; regulatory matters, geopolitical tensions; and global security issues. The Company is also mindful of inflationary pressures on its cost base and is monitoring the impact on customer preferences.

NOTE 2 - UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim consolidated financial statements furnished reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year. The unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for its year ended December 31, 2021.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, EYME and Marpai Health, for all the periods presented and Continental Benefits and its wholly owned subsidiary, WellSystems, from April 1, 2021, the date of the Acquisition (see Note 5). All significant intercompany balances and transactions have been eliminated in consolidation.

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses reported in those financial statements. Descriptions of the Company’s significant accounting policies are discussed in the notes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. Management evaluates the related estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from those estimates and assumptions. Significant changes, if any, in those estimates and assumptions resulting from continuing changes in the economic environment will be reflected in the consolidated financial statements in future periods.

Table of Contents`

MARPAI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – LIQUIDITY

The accompanying condensed consolidated financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared on a basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying condensed consolidated financial statements as of June 30, 2022, the Company has an accumulated deficit of $33,680,156 and working capital of $6,213,482. At June 30, 2022, the Company had no debt and $9,084,839 of unrestricted cash on hand. Since inception, the Company has met its cash needs through proceeds from issuing convertible notes, warrants and its IPO.

On August 4, 2022, the Company announced the acquisition of Maestro Health LLC (“Maestro”). Under the terms of the purchase agreement, the sellers have agreed that at the closing of the transaction, Maestro’s free cash reserves will be $15.79 million. This cash is available to be used by the Company to fund the operations of the Company after the closing which is expected on or before September 15, 2022. While Maestro is currently generating operating losses, management believes that the integration of the two businesses will lead to substantial improvement in the operating results of the Company over the next year.

Management believes that the Company’s current liquid assets combined with the cash expected from the Maestro acquisition are sufficient to fund working capital and operating activities and fund capital expenditures through at least the first half of 2023.

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Combination

The Company accounts for business combinations in accordance with the Financial Accounting Standard Board’s (“FASB”) Accounting Standard Codification (“ASC”) 805, Business Combinations. Accordingly, identifiable tangible and intangible assets acquired, and liabilities assumed are recorded at their estimated fair values, the excess of the purchase consideration over the fair values of net assets acquired is recorded as goodwill, and transaction costs are expensed as incurred. The Company includes the results of operations of the businesses that are acquired as of the acquisition date.

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

Goodwill

Goodwill is recognized and initially measured as any excess of the acquisition-date consideration transferred in a business combination over the acquisition-date amounts recognized for the net identifiable assets acquired. Goodwill is not amortized but is tested for impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not result in an impairment of goodwill. The Company operates in one reporting segment and reporting unit; therefore, goodwill is tested for impairment at the consolidated level. First, the Company assesses qualitative factors to determine whether or not it is more likely than not that the fair value of a reporting unit is less than it’s carrying amount. If the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company conducts a quantitative goodwill impairment test comparing the fair value of the applicable reporting unit with its carrying value. If the carrying amount of the reporting unit exceeds the fair value of the reporting unit, the Company recognizes an impairment loss in the condensed consolidated statement of operations for the amount by which the carrying amount exceeds the fair value of the reporting unit. The Company performs its annual goodwill impairment test at December 31. There was no goodwill impairment for the six months ended June 30, 2022 and 2021.

Intangible Assets

Intangible assets consist of customer relationships, non-compete agreements, and amounts attributed to patent and patent applications that were acquired through an acquisition and are amortized on a straight-line basis over useful lives ranging from five to ten years. The Company’s intangible assets are reviewed for impairment when events or circumstances indicate their carrying amounts may not be recoverable. The Company reviews the recoverability of its intangible assets by comparing the carrying value of such assets to the related undiscounted value of the projected cash flows associated with the assets, or asset group. If the carrying value is found to be greater, the Company records an impairment loss for the excess of book value over fair value. No impairment of the Company’s intangible assets was recorded for the six months ended June 30, 2022 and 2021.

Revenue Recognition

Revenue is recognized when control of the promised services is transferred to the Company’s customers in an amount that reflects the consideration expected to be entitled to in exchange for those services. As the Company completes its performance obligations, it has an unconditional right to consideration, as outlined in the Company’s contracts.

The Company also provides certain performance guarantees under their contracts with customers. Customers may be entitled to receive compensation if the Company fails to meet the guarantees. Actual performance is compared to the contractual guarantee for each measure throughout the period. The Company had performance guarantee liabilities of $326,121, which is included in accrued expenses on the accompanying condensed consolidated balance sheet as of June 30, 2022.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of outstanding common shares for the period, considering the effect of participating securities. Diluted earnings (loss) per share is calculated by dividing net earnings (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods when they are anti-dilutive, common stock equivalents, if any, are not considered in the computation. At June 30, 2022 and 2021, there were 3,359,974 and 6,058,540 common share equivalents, respectively. For the six months ended June 30, 2022 and 2021, these potential shares were excluded from the shares used to calculate diluted net loss per share as their effect would have been antidilutive.

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

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU No. 2020-04 provides guidance on optional expedients for a limited time to ease the operational burden in accounting for (or recognizing the effects of) reference rate reform (LIBOR) on financial reporting. This guidance is effective upon the ASUs issuance on March 12, 2020, and companies may elect to apply the amendments prospectively through December 31, 2022. The Company is currently evaluating the potential effects of this guidance on its condensed consolidated financial statements.

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

MARPAI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – ACQUISITION (CONTINUED)

The following unaudited pro forma summary presents consolidated information of the Company as if the business combination had occurred on January 1, 2021:

	Three Months Ended	Six Months Ended
	June 30, 2021	June 30, 2021
	(pro forma)	(pro forma)
Revenue	$7,746,953	$7,746,953
Net loss	(7,479,835)	(7,479,835)

The unaudited pro forma financial information includes adjustments that are directly attributable to the business combination and are factually supportable. The pro forma adjustments include incremental amortization expense of $303,556 related to intangible and tangible assets acquired.

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

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following at:

	June 30, 2022	December 31, 2021
Equipment	$144,370	$222,222
Furniture and fixtures	332,179	341,769
Leasehold improvements	687,567	621,527
Total cost	1,164,116	1,185,518
Accumulated depreciation	(402,496)	(295,583)
Property and equipment, net	$761,620	$889,935

Depreciation expense was $143,205 and $76,064 for the six months ended June 30, 2022 and 2021, respectively. Depreciation expense was $72,094 and $57,910 for the three months ended June 30, 2022 and 2021, respectively. The decrease in equipment value is due to disposal of $96,770 of obsolete equipment. This equipment had previously been depreciated by $36,299.

NOTE 7 – CAPITALIZED SOFTWARE

Capitalized software consists of the following at:

	June 30, 2022	December 31, 2021
Capitalized software	$7,529,900	$7,161,571
Accumulated amortization	(2,322,231)	(1,186,727)
Net carrying amount	5,207,669	5,974,844
Capitalized software in-process	569,381	330,010
Capitalized software, net	$5,777,050	$6,304,854

Amortization expense was $1,135,504 and $126,553 for the six months ended June 30, 2022 and 2021. Amortization expense was $598,575 and $126,553 for the three months ended June 30, 2022 and 2021.

Table of Contents`

MARPAI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – INTANGIBLE ASSETS

Intangible assets consist of the following:

	June 30, 2022
	Useful	Gross Carrying	Accumulated	Net Carrying
	Life	Amount	Amortization	Amount
Trademarks	10 Years	$1,520,000	$(190,000)	$1,330,000
Noncompete agreements	5 Years	990,000	(247,500)	742,500
Customer relationships	7 Years	2,920,000	(521,428)	2,398,572
Patents and patent applications	(*)	650,450	—	650,450
		$6,080,450	$(958,928)	$5,121,522

	December 31, 2021
Trademarks	10 Years	$1,520,000	$(114,000)	$1,406,000
Noncompete agreements	5 Years	990,000	(148,500)	841,500
Customer relationships	7 Years	2,920,000	(312,857)	2,607,143
Patents and patent applications	(*)	653,050	—	653,050
		$6,080,450	$(575,357)	$5,507,693
(*)	Patents have yet to be approved by the United States Patent and Trademark Office. Useful life is determined upon placement into service after approval.

Amortization expense was $383,571 and $218,350 for the six months ended June 30, 2022 and 2021, respectively.

Amortization expense was $166,213 and $218,350 for the three months ended June 30, 2022 and 2021, respectively.

NOTE 9 – SHARE-BASED COMPENSATION

Global Stock Incentive Plan

On May 31, 2022, the shareholders of the Company approved the Company’s Board of Directors proposal to increase the Company’s Global Incentive Plan (the “Plan”) by 6,300,000 shares, thus bringing the total number of stock options and restricted stock units (“RSUs”) that may be issued pursuant to the Plan to 7,803,421. On June 14, 2022, the Board of Directors of the Company approved the issuance of 2,370,576 stock options and 1,427,404 RSUs. Following the June 14, 2022 issuances, the remaining number of underlying shares available for future issuances under the Plan is 2,558,649.

Under the term of the Plan, on the grant date, the Board of Directors determines the vesting schedule of each stock option and RSUs on an individual basis. All stock options expire the earlier of (1) ten years from the date of the grant, (2) May 31, 2031 or (3) 90 days after the termination of employment of the grantee.

Stock Options

The additional 2,370,576 stock options granted on June 14, 2022, will vest over various periods ranging from immediate to four years. Both incentive stock options and non-qualified stock options expire on the sooner of ten years from the date of the grant or May 31, 2031.

Table of Contents`

MARPAI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The fair value of options and share awards granted under the stock option plan during the six months ended June 30, 2022 was estimated at the date of grant using the Black-Scholes option pricing model and the following assumptions for grants:

	June 2022	May 2021
Risk-free interest rates	3.61%	0.912%
Expected life	5 years	5 years
Expected volatility	41.00%	40.81%
Expected dividend yield	0.00%	0.00%

NOTE 9 – SHARE-BASED COMPENSATION (CONTINUED)

The following table summarizes the stock option activity:

			Weighted Average	Aggregate
	Number of	Weighted Average	Remaining	Intrinsic
	Options	Exercise Price	Contractual Term	Value
Balance at January 1, 2022	1,472,988	$1.92	8.98	$3,616,248
Granted	2,370,576	1.11
Forfeited/Cancelled	(26,196)	0.002
Exercised	—
Balance at June 30, 2022	3,817,368	1.43	9.38	$360,845
Exercisable at June 30, 2022	1,206,163	$1.36	9.13	$217,722

The following table summarizes the Company’s non-vested stock options:

		Weighted-Average
	Non-vested Options	Grant Date Fair
	Outstanding	Value
At January 1, 2022	1,058,235	$0.95
Options granted	2,370,576	0.46
Options forfeited/cancelled	(26,196)	1.97
Options exercised	—
Options vested	(886,608)	0.60
At June 30, 2022	2,516,007	$0.61

For the six months ended June 30, 2022 and 2021, the Company recognized $483,211 and $158,695 of stock compensation expense relating to stock options, respectively. For the three months ended June 30, 2022 and 2021, the Company recognized $378,809 and $77,520 of stock compensation expense relating to stock options, respectively. As of June 30, 2022, there was $1,647,208 of unrecognized stock compensation expense related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately four years.

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

Table of Contents`

MARPAI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the restricted stock awards activity:

		Weighted-Average
	Restricted Stock	Grant Date Fair Value
	Awards	Per Share
Outstanding at January 1, 2022	708,615	$1.42
Granted	—	—
Forfeited/cancelled	—	—
Vested	(301,454)	1.44
Outstanding at June 30, 2022	407,161	$1.21

For the six months ended June 30, 2022 and 2021, the Company recognized $628,318 and $547,311 of stock compensation expense relating to RSAs, respectively. For the three months ended June 30, 2022 and 2021, the Company recognized $483,733 and $398,008 of stock compensation expense relating to RSAs, respectively. As of June 30, 2022, there was $554,413 of unrecognized compensation expense related to unvested restricted share awards that is expected to be recognized over a weighted-average period of approximately two years.

Restricted Stock Units

As described above on June 14, 2022, the Board of Directors of the Company authorized the grant of 1,427,404 RSUs, of which 1,346,154 were granted to an officer of the Company who joined the Company in February 2022. Of the RSUs granted to the officer, 192,308 vested immediately and the balance of 1,153,846 will vest in equal quarterly installments through February 28, 2023. Under the terms of the officer’s employment agreement, the Company also agreed to guarantee the minimum value of the RSUs on their vesting dates. The Company accrued an amount of $42,692 in accrued expenses in the condensed consolidated balance sheet, reflecting this minimum value obligation as of June 30, 2022.

In addition, the Company agreed to issue to the officer a one-time grant of fully vested shares of the Company’s common stock with a fair market value of $250,000 as a signing bonus to be provided following the twelve-month anniversary of the officer’s start date with the Company. Included in accrued expenses as of June 30, 2022 in the condensed consolidated balance sheets is an amount of $250,000 representing the full value of the signing bonus.

The following table summarizes the restricted stock units activity:

		Weighted-Average
	Restricted Stock	Grant Date Fair Value
	Units	Per Share
Outstanding at January 1, 2022	—	$—
Granted	1,427,404	1.11
Forfeited/cancelled	—	—
Vested	(360,617)	1.11
Outstanding at June 30, 2022	1,066,787	$1.11

For the six months ended June 30, 2022 and 2021, the Company recognized $381,829 and $0 of stock compensation expense relating to RSUs, respectively. For the three months ended June 30, 2022 and 2021, the Company recognized $381,829 and $0 of stock compensation expense relating to RSUs, respectively. As of June 30, 2022, there was $1,169,711 of unrecognized compensation expense related to unvested restricted share units that is expected to be recognized over a period of 9 months or 4 years.

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

Marpai Warrants

In April 2021, Marpai granted five-year warrants at a warrant purchase price of $0.05 per share to a consultant of the Company to purchase up to 45,558 shares of common stock at an exercise price of $7.90 per share. The warrants were purchased for a cash payment of $2,500, which was reflected in additional paid-in capital when the proceeds were received.

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

Table of Contents`

MARPAI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – WARRANTS (CONTINUED)

The table below summarizes the Company’s warrant activities:

	Number of
	Warrants to	Exercise Price	Weighted
	Purchase Common	Range Per	Average
	Shares	Share	Exercise Price
Balance at January 1, 2022	1,648,873	$1.43 to 7.90	$5.92
Granted	—	—	—
Forfeited	—	—	—
Exercised	—	—	—
Balance at June 30, 2022	1,648,873	$1.43 to 7.90	$5.92

Balance at January 1, 2021	364,466	$1.43	$1.43
Granted	926,349	7.90	7.90
Forfeited	—	—	—
Exercised	—	—	—
Balance at June 30, 2021	1,290,815	$1.43 to 7.90	$6.07

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

Long-lived assets including goodwill, intangible assets, capitalized software, property and equipment and operating lease right-of-use, by geographic region, are as follows at:

	June 30, 2022	December 31, 2021
United States	$12,848,469	$14,369,511
Israel	2,918,400	2,759,512
Total long-lived assets	$15,766,869	$17,129,023

NOTE 12 – RELATED PARTY TRANSACTIONS

The Company receives consulting services and marketing services from various shareholders and directors. The total cost of these consulting services for the six months ended June 30, 2022 and 2021 was approximately $114,000 and $318,000, respectively. The total cost of these consulting services for the three months ended June 30, 2022 and 2021 was approximately $44,000 and $139,000, respectively. The total cost of marketing services for the six months ended June 30, 2022 and 2021 was approximately $565,000 and $504,000, respectively. The total cost of marketing services for the three months ended June 30, 2022 and 2021 was approximately $0 and $504,000, respectively. The accounts payable to these certain shareholders as of June 30, 2022 and December 31, 2021 was approximately $0 and $297,000, respectively, and are included in accounts payable on the accompanying condensed consolidated balance sheets.

On December 30, 2020, the Company received an advance from a certain investor for reimbursement of certain expenses. This is recorded as due to related party on the accompanying condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021 in the amount of $3,201 and $3,637, respectively

Table of Contents`

MARPAI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – ACCRUED EXPENSES

Accrued expenses consisted of the following:

	June 30, 2022	December 31, 2021

Employee compensation	$940,029	$897,288
Accrued bonuses	776,937	743,038
Performance guarantee liabilities	326,121	418,988
Other accrued expenses and liabilities	277,463	465,723
Accrued expenses	$2,320,550	$2,525,037

NOTE 14 – STOCKHOLDERS’ EQUITY

The Company effected a 4.555821-for-1 forward stock split on September 2, 2021. All share and per share information in the accompanying condensed consolidated financial statements have been retroactively adjusted to reflect this forward stock split.

On October 28, 2021, the Company consummated its IPO of 6,250,000 shares of class A common stock for a price of $4.00 per share, generating gross proceeds of $28,750,000 less certain underwriting discounts and commissions. The Company also granted the underwriters a 45-day option to purchase up to 937,500 additional shares of the Company’s common stock on the same terms and conditions for the purpose of covering any over-allotments in connection with the IPO. The Company’s underwriters exercised the over-allotment option in full on October 28, 2021. The IPO, including the sale of the 937,500 over-allotment option shares, closed on October 29, 2021 and was made pursuant to the Registration Statement on Form S-1, which was declared effective by the Securities and Exchange Commission (the “SEC”) on October 26, 2021. A final prospectus describing the terms of its IPO was filed with the SEC on October 28, 2021. The net proceeds to the Company from its IPO and the exercise in full of the over-allotment option are $24,547,086, after deducting underwriting commissions and offering expenses. The Company intends to use the net proceeds from its IPO to fund research and development which includes hiring new A.I. scientists and acquiring data from third parties, sales and marketing activities, to repay approximately $783,257 of convertible note debt, and for working capital, general corporate purposes, and potential acquisitions.

During the six months ended June 30, 2022, the Company issued 15,000 shares of common stock to a vendor in consideration for services rendered and another 15,000 shares of common stock will be issued to the vendor in two equal amounts in the third and fourth quarters of 2022.

In May 2022, the Company issued 7,500 shares of common stock to a vendor for services rendered.

Table of Contents`

MARPAI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – INCOME TAXES

The effective tax rate was 0% and 2.67% for the six months ended June 30, 2022 and 2021. The effective tax rate differs from the federal tax rate of 21% for the six months ended June 30, 2022 and 2021 due primarily to the full valuation allowance, and other discrete items.

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

The Company and its subsidiaries’ income tax returns for 2019 and 2020 are open to review by the tax authorities.

NOTE 16 – SUBSEQUENT EVENTS

On August 4, 2022, the Company announced that it acquired Maestro, a leading TPA servicing over 80 self-insured employers, based in Chicago, Illinois.

Under the terms of the agreement, the purchase price of $22.1 million will be payable in cash on April 1, 2024. However, subject to the Company meeting its obligations under the agreement, this payment may be financed over four years by the seller with minimum annual cash payments, reflecting a 10% per annum cost of capital, of $5 million, $6 million, $8 million and $9 million which will be payable on December 31, 2024, 2025, 2026 and 2027, respectively. In addition, the Company has agreed that a minimum of 35% of the net proceeds of any equity offering will be used to pre-pay its minimum payment obligations. Such payments will offset the minimum payments described above.

In addition, the parties have also agreed that Maestro’s free cash position at closing will be $15.79 million and have also agreed that Maestro will have certain minimum working capital amount at the closing.

The transaction is expected to close in September 2022 subject to certain regulatory and customary closing conditions.

On July 12, 2022, Continental Benefits name was changed to Marpai Administrators LLC to align with the branding of the Company.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performances, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performances or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to Part II, Item 1A of this Quarterly report and the Risk Factors section of our Annual Report on Form 10-K, filed on March 31, 2022 with the SEC.

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

Table of Contents`

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

After having worked together for over a year to identify and collaboratively develop A.I. solutions tailored to the self-insured employer market, Marpai Health started to implement its A.I.-enabled prediction tools as part of Continental Benefits’ patent-pending TopCare program®. In January 2021, our A.I.- powered TopCare program® went live, making it possible for us to offer our members care management with high-impact predictions. Although our A.I. technology has not yet been integrated with any of our TPA business’ core systems, other than TopCare, to date, we plan to use A.I. in virtually every part of our TPA business. On April 1, 2021, we acquired all of the equity interests of Continental Benefits (“Acquisition”). Since the Acquisition, Marpai Health and Continental Benefits have been operating as one company under the “Marpai” brand.

Representation in the Financial Statements of Marpai, Inc.

The unaudited condensed consolidated financial statements of Marpai, Inc and the discussion of the results of its operations in this quarterly report, reflect the results of the operations of Marpai Health (and its subsidiary EYME) for all periods presented and the results of Continental Benefits (and its subsidiary WellSystems) since its acquisition on April 1, 2021. The results for the three and six months periods ended June 30, 2022, as applicable, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

The global coronavirus pandemic outbreak (“COVID-19”) continues to adversely impact commercial activity, globally and in the United States, and has contributed to significant volatility in financial markets. The outbreak could have a continued adverse impact

Table of Contents`

on economic and market conditions, including business and financial services disruption. As of the date these condensed consolidated financial statements were available to be issued, there was no substantial impact and the Company will continue to monitor the potential impact of COVID-19, and potential related variants, on the Company’s condensed consolidated financial statements

Results of Operations

Comparison of the Three and Six Months ended June 30, 2022 and 2021

The following tables set forth our consolidated results of operations for the periods indicated.

	Six Months Ended June 30,
	2022	2021	Change	%
Revenue
Revenue	$11,775,315	3,531,512	$8,243,803	233.4%
Costs and Expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below)	8,698,355	2,720,483	5,977,872	219.7%
General and administrative	5,222,109	2,861,445	2,360,664	82.5%
Sales and marketing	3,775,904	1,443,785	2,332,119	161.5%
Information technology	2,324,006	731,230	1,592,776	217.8%
Research and development	1,902,264	549,374	1,352,890	246.3%
Depreciation and amortization	1,601,809	420,967	1,180,842	280.5%
Facilities	392,936	180,397	212,539	117.8%
Loss on disposal of asset	60,471	—	60,471	n/a
Total Costs and Expenses	23,977,854	8,907,681	15,070,173	169.2%
Operating Loss	(12,202,539)	(5,376,169)	(6,826,370)	127.0%
Other income and (expenses)
Other income, net	39,291	54,426	(15,135)	(27.8)%
Interest expense	(4,507)	(276,061)	271,554	(98.4)%
Foreign exchange gain (loss)	13,309	(15,784)	29,093	(184.3)%
Total other income (expense)	48,093	(237,419)	285,512	(120.3)%
Loss before income taxes	(12,154,446)	(5,613,588)	(6,540,858)	116.5%
Income tax benefit	—	(150,000)	150,000	n/a
Net Loss	(12,154,446)	(5,463,588)	(6,690,858)	122.5%
Net loss per share, basic and fully diluted	(0.62)	(0.84)	(0.22)	26.2%

Table of Contents`

	Three Months Ended June 30,
	2022	2021	Change	%
Revenue
Revenue	$5,556,506	3,531,512	$2,024,994	57.3%
Costs and Expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below)	4,151,560	2,720,483	1,431,077	52.6%
General and administrative	2,319,976	2,059,608	260,368	12.6%
Sales and marketing	2,216,788	1,122,665	1,094,123	97.5%
Information technology	1,189,733	731,230	458,503	62.7%
Research and development	1,309,157	285,363	1,023,794	358.8%
Depreciation and amortization	776,411	402,813	373,598	92.78%
Facilities	196,341	180,397	15,944	8.8%
Loss on disposal of asset	60,471	—	60,471	n/a
Total Costs and Expenses	12,220,437	7,502,559	4,717,878	62.9%
Operating Loss	(6,663,931)	(3,971,047)	(2,692,884)	67.8%
Other income and (expenses)
Other income, net	(9,706)	47,728	(57,434)	(83.1)%
Interest expense	(562)	(92,621)	92,059	(99.4)%
Foreign exchange gain (loss)	9,418	(6,034)	15,452	(256.1)%
Total other income (expense)	(850)	(50,927)	50,077	(98.3)%
Loss before income taxes	(6,664,781)	(4,021,974)	(2,642,807)	65.7%
Income tax benefit	—	(150,000)	150,000	n/a
Net Loss	(6,664,781)	(3,871,974)	(2,792,807)	72.1%
Net loss per share, basic and fully diluted	(0.34)	(0.38)	(0.04)	10.5%

Comparison of the Three and Six Months Ended June 30, 2022 and 2021

Revenues and Cost of Revenue

During the three months ended June 30, 2022 and 2021, our total revenue was $5,556,506 and $3,531,512, respectively. The revenues for the three months ended June 30, 2022 consist exclusively of Continental Benefits’ revenues. Continental Benefits results of operations have been included in our consolidated results of operations since its acquisition on April 1, 2021. The main reason for the increase in revenues was the addition of a large client in September of 2021 with revenue of approximately $1,444,000 for the second quarter.

During the six months ended June 30, 2022 and 2021, our total revenue was $11,775,315 and $3,531,512, respectively. The revenues for the six months ended June 30, 2022 consist exclusively of Continental Benefits’ revenues. Continental Benefits results of operations have been included in our consolidated results of operations since its acquisition on April 1, 2021. The increase was due to revenue of Continental Benefits amounting to approximately $6,218,809 which were not included in the operating results of the Company prior to its acquisition on April 1, 2021.

Total revenues consist of fees that we charge our customers in consideration for administering their self-insured healthcare plans as well as fees that we receive for ancillary services such as care management, case management, cost containment services, and other services provided to our customers by us or other vendors.

During the three months ended June 30, 2022 and 2021, our cost of revenue exclusive of depreciation and amortization was $4,151,560 and $2,720,483, respectively. The main reason for the increase in cost of revenue was the addition of a large client in September of 2021.

During the six months ended June 30, 2022 and 2021, our cost of revenue exclusive of depreciation and amortization was $8,698,355 and $2,720,483, respectively. The cost of revenue for the six months ended June 30, 2022 consists exclusively of Continental Benefits’ cost of revenue. Continental Benefits results of operations have been included in our consolidated results of operations since its acquisition on April 1, 2021. The increase was due to cost of sales of Continental Benefits amounting to approximately $4,546,795 which were not included in the operating results of the Company prior to its acquisition on April 1, 2021.

Table of Contents`

Total cost of revenues consists of (i) service fees, which primarily include vendor fees associated with the client’s benefit program selections, (ii) the direct labor cost associated with claim management and processing services, and (iii) direct labor costs associated with providing customer support and services to the clients, members, and other external stakeholders.

Research and Development Expenses

We incurred $1,309,157 of research and development expenses for the three months ended June 30, 2022 compared to $285,363 for the three months ended June 30, 2021, an increase of $1,023,794. The increase is attributable to increased expenditures in EYME amounting to approximately $210,960, associated primarily with a higher number of research and development personnel, and a decrease of approximately $261,451 in the amount of research and development costs that were capitalized in the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. We began to capitalize certain research and development costs when certain projects reached the development stage in August 2020, which resulted in a substantial portion of the software development costs being capitalized commencing at that time. In March 2022, we added a new President of Product and Development whose time is being split in all aspects of the business which resulted in additional compensation of $185,954 included in research and development expenses. A onetime expense of $378,535 was incurred for the release of the remaining RSA shares of a founding company member upon his exit from the company.

We incurred $1,902,264 of research and development expenses for the six months ended June 30, 2022 compared to $549,374 for the six months ended June 30, 2021, an increase of $1,352,890. The increase is attributable to increased expenditures in EYME amounting to approximately $455,897, associated primarily with a higher number of research and development personnel, and coupled with a decrease of approximately $289,784 in the amount of research and development costs that were capitalized in the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. We began to capitalize certain research and development costs when certain projects reached the development stage in August 2020, which resulted in a substantial portion of the software development costs being capitalized commencing at that time. In March 2022, we added a new President of Product and Development, whose time is being split in all aspects of the business, which resulted in an allocation of additional compensation of $300,811 included in research and development expenses.

General and Administrative Expenses

We incurred $2,319,976 of general and administrative expenses for the three months ended June 30, 2022 compared to $2,059,608 for the six months ended June 30, 2021, an increase of $260,368. The reason for the increase is due to the addition of our President of Product and Development in March 2022, whose time is being split in all aspects of the business, which resulted in additional compensation of $185,954 included in general and administrative expenses.

We incurred $5,222,109 of general and administrative expenses for the six months ended June 30, 2022 compared to $2,861,445 for the six months ended June 30, 2021, an increase of $2,360,664. The increase was due to general and administrative expenses of Continental Benefits amounting to approximately $876,110 which were not included in the operating results of the Company prior to its acquisition on April 1, 2021, as well as an increase in the general and administrative expenses of Continental Benefits amounting to $373,544 and Marpai, Inc. amounting to $2,130,096, related to increases in the cost of personnel and professional fees associated with the growth of the Company over the last year and it becoming a publicly traded company. In March 2022, we added a new President of Product and Development, whose time is being split in all aspects of the business, which resulted in an allocation of additional compensation of $300,811 included in general and administrative expenses.

Sales and Marketing Expenses

We incurred $2,216,788 of sales and marketing expenses for the three months ended June 30, 2022 compared to $1,122,665 for the three months ended June 30, 2021, an increase of $1,094,123. This increase was primarily due to Continental Benefits’ and Marpai Inc. sales and marketing increased staffing, and the inaugural tradeshow. In March 2022, we added a new President of Product and Development, whose time is being split in all aspects of the business, which resulted in an allocation of additional compensation of $185,954 included in sales and marketing expenses.

We incurred $3,775,904 of sales and marketing expenses for the six months ended June 30, 2022 compared to $1,443,785 for the six months ended June 30, 2021, an increase of $2,332,119. This increase was primarily due to Continental Benefits’ sales and marketing expenses in the amount of approximately $2,875,937 (which were not included in the operating results of the Company prior to its acquisition on April 1, 2021). In March 2022, we added a new President of Product and Development, whose time is being split

Table of Contents`

in all aspects of the business, which resulted in additional an allocation of compensation of $300,811 included in sales and marketing expenses.

Information Technology Expenses

We incurred $1,189,733 of information technology expenses for the three months ended June 30, 2022 compared to $731,230 for the three months ended June 30, 2021, an increase of $458,503. This increase was primarily due to Continental Benefits’ increased information technology staffing. In March 2022, we added a new President of Product and Development, whose time is being split in all aspects of the business, which resulted in additional compensation of $185,954 included in information technology expenses.

We incurred $2,324,006 of information technology expenses for the six months ended June 30, 2022 compared to $731,230 for the six months ended June 30, 2021, an increase of $1,592,776. This increase was primarily due to Continental Benefits’ information technology expenses during first quarter in the amount of approximately $1,134,273 (which were not included in the operating results of the Company prior to its acquisition on April 1, 2021). In March 2022, we added a new President of Product and Development, whose time is being split in all aspects of the business, which resulted in an allocation of additional compensation of $300,811 included in information technology expenses.

Depreciation and Amortization

We incurred $776,411 of depreciation and amortization expenses for the three months ended June 30, 2022 compared to $402,813 for the three months ended June 30, 2021, an increase of $373,598. This increase was primarily due to the amortization of software in the amount of $270,833.

We incurred $1,601,809 of depreciation and amortization expenses for the six months ended June 30, 2022 compared to $420,967 for the six months ended June 30, 2021, an increase of $1,180,842. This increase was primarily due to Continental Benefits’ depreciation and amortization expenses during first quarter in the amount of approximately $381,846 (which were not included in the operating results of the Company prior to its acquisition on April 1, 2021), as well as the amortization of software in the amount of $541,666.

Interest Expense, net

We incurred $562 of interest expense for the three months ended June 30, 2022 compared to $92,621 for the three months ended June 30, 2021, a decrease of $92,059. Interest expense decreased due to the repayment or conversion of all of the Company’s debt in the fourth quarter of 2021.

We incurred $4,507 of interest expense for the six months ended June 30, 2022 compared to $276,061 for the six months ended June 30, 2021, a decrease of $271,554. Interest expense decreased due to the repayment or conversion of all of the Company’s debt in the fourth quarter of 2021.

Liquidity and Capital Resources

As of June 30, 2022, the Company had an accumulated deficit of approximately $33.7 million, cash and cash equivalents of approximately $9.1 million and working capital of approximately $6.2 million.

The Company has spent most of its cash resources on funding its operating activities. Through June 30, 2022, the Company has financed its operations primarily with the proceeds from the sale and issuance of its common stock as well as convertible promissory notes.

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

Table of Contents`

Cash Flows

The following tables summarizes selected information about our sources and uses of cash and cash equivalents for the six months ended June 30, 2022 and 2021:

Comparison of the Six Months Ended June 30, 2022 and 2021

	Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(10,122,604)	$(4,875,909)
Net cash (used in) provided by investing activities	(619,990)	10,385,665
Net cash provided by financing activities	—	553,333
Net (decrease) increase in cash and cash equivalents and restricted cash	$(10,742,594)	$6,063,089

Net Cash Used in Operating Activities

Net cash used in operating activities totaled $10,122,604 for the six months ended June 30, 2022, an increase of $5,246,695 as compared to $4,875,909 for the six months ended June 30, 2021. Net cash used in operating activities was primarily driven by our net loss for the period of $12,154,446 which included non-cash items totaling $3,496,630 and was offset by decrease in net working capital items amounting to $1,464,788.

Net Cash (Used in) Provided by Investing Activities

A total of $619,990 was used in investing activities in the six months ended June 30, 2022, a decrease of $11,005,655 as compared to $10,385,665 in cash provided by investing activities for the six months ended June 30, 2021. Cash used in investing activities included capitalization of software of $607,700. The acquisition of Continental Benefits on April 1, 2021 provided $4,762,000 unrestricted cash and $6,622,035 restricted cash.

Net Cash Provided by Financing Activities

There were no financing activities during the six months ended June 30, 2022. Cash provided from financing activities in the six months ended June 30, 2021 was $553,333 from proceeds from the issuance of convertible notes and warrants.

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

Table of Contents`

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign exchange risk

The cash generated from revenue is denominated in U.S. Dollars. Our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations, which are in the United States and Israel. Our results of current and future operations and cash flows are therefore subject to fluctuations due to changes in the exchange rate of the New Israeli Shekel (NIS). The effect of a hypothetical 10% change in the exchange rate of the NIS versus the U.S. Dollar would not have had a material impact on our historical condensed consolidated financial statements for the six months ended June 30, 2022. To date we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes or is expected to become more significant.

Interest rate risk

We had cash and cash equivalents balances of $9,084,839 and $19,183,044 on June 30, 2022 and December 31, 2021, respectively. Currently, management does not view this exposure to be a significant risk.

Inflation Risk

Inflation generally affects us by increasing our labor costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the six months ended June 30, 2022.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial and Accounting Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal quarter ended June 30, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial and Accounting Officer have concluded that, during the period covered by this Quarterly Report, our disclosure controls and procedures were not effective due to our previously identified material weakness in internal control over financial reporting. Notwithstanding the identified material weaknesses, management, including our Chief Executive Officer and Chief Financial and Accounting Officer, believes the financial statements included in this Quarterly Report on Form 10-Q are fairly presented, in all material respects, in accordance with U.S. GAAP.

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

Table of Contents`

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the second quarter of 2022, we issued an aggregate of 22,500 shares of our common stock to certain of our service providers as compensation in lieu of cash compensation owed to them for services rendered. We claimed exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”) for the foregoing transactions under Section 4(a)(2) of the Securities Act.

ITEM 6. Exhibits.

Exhibit No.	Description
31.1	Certification Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1*	Certification Statement of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2*	Certification Statement of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101*	Interactive Data Files
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*	Furnished, not filed, in accordance with item 601(32)(ii) of Regulation S-K.

Table of Contents`

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARPAI, INC.

Date: August 15, 2022		/s/ Edmundo Gonzales
	Name:	Edmundo Gonzales
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Yoram Bibring
	Name:	Yoram Bibring
	Title	Chief Financial Officer
(Principal Financial and Accounting Officer)