Form 10-Q
period 2022-09-30
Marpai, Inc.
filed 2022-11-09
CIK 1844392

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-40904

“

MARPAI, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	86-1916231
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

5701 East Hillsborough Ave., Suite 1417

Tampa, Florida 33610‑5428

(Address of principal executive offices)

(646) 303‑3483

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	MRAI	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b‑2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of November 9, 2022, there were 20,937,901 shares of the Company’s common stock, par value $0.0001 per share, outstanding.

MARPAI, INC.

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

MARPAI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$4,747,951	$19,183,044
Restricted cash	4,966,443	6,750,599
Accounts receivable	191,194	208,762
Unbilled receivable	16,332	14,978
Prepaid expenses and other current assets	366,307	743,126
Other receivables	56,832	91,498
Total current assets	10,345,059	26,992,007

Property and equipment, net	737,441	889,935
Capitalized software, net	5,411,009	6,304,854
Operating lease right-of-use assets	1,525,639	2,043,624
Goodwill	2,382,917	2,382,917
Intangible assets, net	4,929,736	5,507,693
Other long-term asset	80,610	80,610
Total assets	$25,412,411	$44,201,640

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$692,919	$1,125,906
Accrued expenses	2,338,652	2,525,037
Accrued fiduciary obligations	3,898,847	5,541,067
Deferred revenue	870,790	1,165,248
Current portion of operating lease liabilities	845,790	784,493
Due to related party	3,200	3,637
Total current liabilities	8,650,198	11,145,388

Other long-term liabilities	45,000	45,000
Operating lease liabilities, net of current portion	728,436	1,301,828
Deferred tax liabilities	2,001,012	2,001,012
Total liabilities	11,424,646	14,493,228
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $0.0001 par value, 227,791,050 shares authorized; 20,937,901 and 20,299,727 issued and outstanding at September 30, 2022 and December 31, 2021,respectively	2,094	2,030
Additional paid-in capital	53,445,687	51,232,092
Accumulated deficit	(39,460,016)	(21,525,710)
Total stockholders’ equity	13,987,765	29,708,412
Total liabilities and stockholders’ equity	$25,412,411	$44,201,640

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARPAI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Revenue	$4,938,105	$4,799,251	$16,713,420	$8,330,763
Costs and expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below)	3,625,415	3,343,196	12,323,770	6,063,679
General and administrative	2,717,905	2,229,809	7,940,014	5,044,759
Sales and marketing	1,053,814	1,588,981	4,829,718	3,032,766
Information technology	1,538,136	770,124	3,862,142	1,501,354
Research and development	781,750	568,817	2,684,014	1,118,191
Depreciation and amortization	842,047	802,240	2,443,856	1,223,207
Facilities	193,494	231,841	586,430	458,733
Loss on disposal of assets	—	—	60,471	—
Total costs and expenses	10,752,561	9,535,008	34,730,415	18,442,689

Operating loss	(5,814,456)	(4,735,757)	(18,016,995)	(10,111,926)

Other income (expenses)
Other income	56,274	54,637	95,565	109,063
Interest expense	(2,908)	(108,503)	(7,415)	(384,564)
Foreign exchange loss	(18,770)	(2,956)	(5,461)	(18,740)
Loss before provision for income taxes	(5,779,860)	(4,792,579)	(17,934,306)	(10,406,167)

Income tax benefit	—	—	—	(150,000)
Net loss	$(5,779,860)	$(4,792,579)	$(17,934,306)	$(10,256,167)

Net loss per share, basic & fully diluted	$(0.28)	$(0.47)	$(0.90)	$(1.31)

Weighted average number shares of common stock, basic and fully diluted	20,348,655	10,261,001	20,019,116	7,846,348

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARPAI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional Paid-	Accumulated	Total Stockholders’
	Shares	Amount	In Capital	Deficit	Equity
Three months ended September 30, 2022
Balance, July 1, 2022	20,682,843	$2,068	$52,748,587	$(33,680,156)	$19,070,499
Share-based compensation	—	—	689,375	—	689,375
Issuance of stock upon vesting of restricted stock units	247,558	25	—	—	25
Shares issued to vendors in exchange for services	7,500	1	7,725	—	7,726
Net loss	—	—	—	(5,779,860)	(5,779,860)
Balance, September 30, 2022 (Unaudited)	20,937,901	$2,094	$53,445,687	$(39,460,016)	$13,987,765

Three months ended September 30, 2021
Balance, July 1, 2021	11,147,301	$1,115	$20,154,521	$(11,004,463)	$9,151,173
Stock options exercised	22,524	2	47	—	49
Share-based compensation	—	—	256,137	—	256,137
Net loss	—	—	—	(4,792,579)	(4,792,579)
Balance, September 30, 2021 (Unaudited)	11,169,825	$1,117	$20,410,705	$(15,797,042)	$4,614,780

Nine months ended September 30, 2022
Balance, January 1, 2022	20,299,727	$2,030	$51,232,092	$(21,525,710)	$29,708,412
Share-based compensation	—	—	2,182,696	—	2,182,696
Issuance of stock upon vesting of restricted stock units	608,174	61	—	—	61
Shares issued to vendors in exchange for services	30,000	3	30,899	—	30,902
Net loss	—	—	—	(17,934,306)	(17,934,306)
Balance, September 30, 2022 (Unaudited)	20,937,901	$2,094	$53,445,687	$(39,460,016)	$13,987,765

Nine months ended September 30, 2021
Balance, January 1, 2021	142,369	$14	$2,044,362	$(5,540,875)	$(3,496,499)
Exchange of common stock of Marpai Health, Inc. (see Note 1)	(142,369)	(14)	—	—	(14)
Issuance of common stock of Marpai, Inc. (see Note 1)	11,147,302	1,115	17,350,820	—	17,351,935
Stock options exercised	22,523	2	47	—	49
Issuance of warrants to shareholder in exchange for cash	—	—	53,333	—	53,333
Share-based compensation	—	—	962,143	—	962,143
Net loss	—	—	—	(10,256,167)	(10,256,167)
Balance, September 30, 2021 (Unaudited)	11,169,825	$1,117	$20,410,705	$(15,797,042)	$4,614,780

(1)
Reflects 4.555821‑for‑1 forward stock split that became effective on September 2, 2021. See Note 14 to the condensed consolidated financial statements.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARPAI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(17,934,306)	$(10,256,167)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,443,856	1,223,207
Loss on disposal of assets	60,471	—
Share-based compensation	2,432,758	962,143
Shares issued to vendors in exchange for services	30,899	—
Amortization of right-of-use asset	517,985	42,799
Amortization of debt discount	—	26,728
Non-cash interest	—	352,171
Marketing services performed in exchange for convertible note	—	75,000
Deferred taxes		(150,000)
Changes in operating assets and liabilities:
Accounts receivable and unbilled receivable	16,215	(245,481)
Prepaid expense and other assets	376,821	(380,738)
Other receivables	34,665	47,202
Security deposit	—	2,592
Accounts payable	(432,986)	1,566,439
Accounts payable- related party	—	(15,725)
Accrued expenses	(436,385)	397,317
Accrued fiduciary obligations	(1,642,220)	993,041
Operating lease liabilities	(512,095)	(74,096)
Due To related party	(437)	(240,001)
Other liabilities	(294,458)	147,001
Net cash used in operating activities	(15,339,217)	(5,526,568)
Cash flows from investing activities:
Cash and restricted cash acquired as part of acquisitions (See Note 5)	—	11,384,035
Capitalization of software development costs	(809,856)	(1,211,511)
Purchase of property and equipment	(70,176)	(66,617)
Net cash (used in) provided by investing activities	(880,032)	10,105,907
Cash flows from financing activities:
Proceeds from stock options exercises	—	49
Proceeds from convertible notes	—	550,000
Proceeds from short-term loan	—	2,000,000
Proceeds from issuance of warrants	—	53,333
Net cash provided by financing activities	—	2,603,382

Net (decrease) increase in cash, cash equivalents and restricted cash	(16,219,249)	7,182,721

Cash, cash equivalents and restricted cash at beginning of period	25,933,643	1,817,932
Cash, cash equivalents and restricted cash at end of period	$9,714,394	$9,000,653

Reconciliation of cash, cash equivalents, and restricted cash reported in the condensed consolidated balance sheet
Cash and cash equivalents	$4,747,951	$1,190,974
Restricted cash	4,966,443	7,809,679
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statement of cash flows	$9,714,394	$9,000,653

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARPAI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization

Marpai, Inc. (“Marpai”) was formed as a Delaware corporation on January 22,2021 with the intention to facilitate an initial public offering (“IPO”) and other related transactions in order to carry on the business of two healthcare subsidiaries, Marpai Health, Inc. (“Marpai Health”) and Continental Benefits LLC (“Continental Benefits”). In July 2022, Continental Benefits LLC changed its name to Marpai Administrators LLC (“Marpai Administrators”).

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

Marpai, along with its wholly owned subsidiaries, Marpai Health and Marpai Administrators, are hereinafter referred to as the “Company”. The Company did not generate any revenues prior to the acquisition of Continental Benefits.

Marpai Captive, Inc. (“Marpai Captive”), a Delaware corporation was founded in March 2022, as a subsidiary of the Company. Marpai Captive is intended to engage in the captive insurance market if and when management decides to enter this market. Marpai Captive commenced operations in the fourth quarter of 2022.

Initial Public Offering

On October 26, 2021, the Company consummated its IPO of 7,187,500 shares of class A common stock, par value $0.0001 per share (“common stock”) for a price of $4.00 per share, generating gross proceeds of $28,750,000, which is described in Note 14. Convertible notes in the amount of $5,106,554 were converted into equity as a result of the IPO.

Nature of Business

The Company’s mission is to positively change healthcare for the benefit of (i) its clients who are self-insured employers that pay for their employees’ healthcare benefits and engage the Company to administer the latter’s healthcare claims, to whom the Company refers as “Clients”, (ii) employees who receive these healthcare benefits from its clients, to whom the Company refers as “Members”, and (iii) healthcare providers including doctors, doctor groups, hospitals, clinics, and any other entities providing healthcare services or products to whom the Company refers as “Providers”. The Company’s operations are conducted through its wholly owned subsidiaries Marpai Health and Marpai Administrators.

Marpai Health is engaged in developing artificial intelligence and healthcare technology that enables the analysis of data to predict and prevent costly events related to diagnostic errors, hospital visits and administrative issues.

MARPAI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Marpai Administrators and its wholly owned subsidiary WellSystems, LLC (“WellSystems”) provide benefits outsourcing services to clients in the United States across multiple industries. Marpai Administrators’ backroom administration and third-party administration (“TPA”) services are supported by a customized technology platform and a dedicated benefits call center. Under its TPA platform, Marpai Administrators provides health and welfare administration, dependent eligibility verification, Consolidated Omnibus Budget Reconciliation Act (“COBRA”) administration, and benefit billing services. Marpai Administrators and WellSystems are Florida limited liability companies.

The global coronavirus pandemic outbreak (“COVID‑19”) continues to adversely impact commercial activity, globally and in the United States, and has contributed to significant volatility in financial markets. The outbreak could have a continued adverse impact on economic and market conditions, including business and financial services disruption. As of the date these condensed consolidated financial statements were available to be issued, there was no substantial impact and the Company will continue to monitor the potential impact of COVID‑19, and potential related variants, on the Company’s condensed consolidated financial statements.

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

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, EYME and Marpai Health, for all the periods presented and Marpai Administrators and its wholly owned subsidiary, WellSystems, from April 1, 2021, the date of the Acquisition (see Note 5). All significant intercompany balances and transactions have been eliminated in consolidation.

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

Pursuant to the requirements of the Financial Accounting Standards Board’s Accounting Standards Codification Topic 205-40, "Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern", management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date these financial statements are issued. This evaluation does not take into consideration the potential mitigating

MARPAI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

effect of management’s plans that have not been fully implemented or are not within control of the Company as of the date the financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued.

As shown in the accompanying condensed consolidated financial statements as of September 30, 2022, the Company has an accumulated deficit of $39,460,016 and working capital of $1,694,861. At September 30, 2022, the Company had no debt and $4,747,951 of unrestricted cash on hand. For the nine months ended September 30, 2022, the Company recognized a net loss of $17,934,306 and negative cash flows from operations of $15,339,217. Since inception, the Company has met its cash needs through proceeds from issuing convertible notes, warrants and its IPO.

On November 1, 2022, the Company announced the closing of the acquisition of Maestro Health LLC (“Maestro”). Under the terms of the purchase agreement, there is no cash payment to be made until April 1, 2024 (see Note 16) and the sellers have agreed that at the closing of the transaction, Maestro’s free cash reserves will be $15.79 million. This cash is available to be used by the Company to fund the operations of the Company after the closing. While Maestro is currently generating operating losses and negative cash flows from operations, management believes that the integration of the two businesses will lead to substantial improvement in the operating results of the Company over the next year.

Management continues to evaluate additional funding alternatives and may seek to raise additional funds through the issuance of equity or debt securities, through arrangements with strategic partners or through obtaining credit from financial institutions. As the Company seeks additional sources of financing, there can be no assurance that such financing would be available to it on favorable terms or at all.

While there can be no assurance due to a variety of factors including but not limited to market and economic conditions, industry trends, operating performance, and the ability to retain existing customers and enter into new customer arrangements, management believes that the Company’s current liquid assets combined with the cash expected from the Maestro acquisition are sufficient to fund working capital and operating activities and fund capital expenditures through at least December 31, 2023.

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

Use of Estimates

The preparation of the accompanying condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingencies at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include, but are not limited to, valuation of share-based compensation, valuation of the Company’s common stock prior to the IPO, accounting for warrants, allowance for doubtful accounts, useful lives of internally developed software, fair values of net assets acquired, goodwill, intangible assets and property and equipment, whether an arrangement is or contains a lease, the incremental borrowing rate used for operating leases, income tax accruals, the valuation allowance for deferred income taxes, and contingent liabilities.

The Company bases these estimates on historical and anticipated results, trends, and various other assumptions that it believes are reasonable under the circumstances, including assumptions as to future events. Actual results could differ from those estimates.

MARPAI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Capitalized Software

The Company complies with the guidance of ASC Topic 350‑40, “Intangibles—Goodwill and Other—Internal Use Software”, in accounting for its internally developed system projects that it utilizes to provide its services to customers. These system projects generally relate to software of the Company that is not intended for sale or otherwise marketed. Internal and external costs incurred during the preliminary project stage are expensed as they are incurred. Once a project has reached the development stage, the Company capitalizes direct internal and external costs until the software is substantially complete and ready for its intended use. Costs for upgrades and enhancements are capitalized, whereas, costs incurred for maintenance are expensed as incurred. These capitalized software costs are amortized on a project-by- project basis over the expected economic life of the underlying software on a straight-line basis, which is generally three to five years. Amortization commences when the software is available for its intended use.

Goodwill

Goodwill is recognized and initially measured as any excess of the acquisition-date consideration transferred in a business combination over the acquisition-date amounts recognized for the net identifiable assets acquired. Goodwill is not amortized but is tested for impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not result in an impairment of goodwill. The Company operates in one reporting segment and reporting unit; therefore, goodwill is tested for impairment at the consolidated level. First, the Company assesses qualitative factors to determine whether or not it is more likely than not that the fair value of a reporting unit is less than it’s carrying amount. If the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company conducts a quantitative goodwill impairment test comparing the fair value of the applicable reporting unit with its carrying value. If the carrying amount of the reporting unit exceeds the fair value of the reporting unit, the Company recognizes an impairment loss in the condensed consolidated statement of operations for the amount by which the carrying amount exceeds the fair value of the reporting unit. The Company performs its annual goodwill impairment test at December 31. There was no goodwill impairment for the nine months ended September 30, 2022 and 2021.

Intangible Assets

Intangible assets consist of customer relationships, non-compete agreements, and amounts attributed to patent and patent applications that were acquired through an acquisition and are amortized on a straight-line basis over useful lives ranging from five to ten years. The Company’s intangible assets are reviewed for impairment when events or circumstances indicate their carrying amounts may not be recoverable. The Company reviews the recoverability of its intangible assets by comparing the carrying value of such assets to the related undiscounted value of the projected cash flows associated with the assets, or asset group. If the carrying value is found to be greater, the Company records an impairment loss for the excess of book value over fair value. No impairment of the Company’s intangible assets was recorded for the nine months ended September 30, 2022 and 2021.

Revenue Recognition

Revenue is recognized when control of the promised services is transferred to the Company’s customers in an amount that reflects the consideration expected to be entitled to in exchange for those services. As the Company completes its performance obligations, it has an unconditional right to consideration, as outlined in the Company’s contracts.

The Company also provides certain performance guarantees under their contracts with customers. Customers may be entitled to receive compensation if the Company fails to meet the guarantees. Actual performance is compared to the contractual guarantee for each measure throughout the period. The Company had performance guarantee liabilities of $355,940, which is included in accrued expenses on the accompanying condensed consolidated balance sheet as of September 30, 2022.

MARPAI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of outstanding shares of common stock for the period, considering the effect of participating securities. Diluted earnings (loss) per share is calculated by dividing net earnings (loss) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. During the periods when they are anti-dilutive, shares of common stock equivalents, if any, are not considered in the computation. At September 30, 2022 and 2021, there were 3,979,997 and 6,286,562 common stock equivalents, respectively. For the three and nine months ended September 30, 2022 and 2021, these potential shares were excluded from the shares used to calculate diluted net loss per share as their effect would have been antidilutive.

Recently Issued Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020‑06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the guidance on the issuer’s accounting for convertible debt instruments by removing the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. As a result, entities will not separately present in equity an embedded conversion feature in such debt. Instead, they

MARPAI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

will account for a convertible debt instrument wholly as debt, unless certain other conditions are met. The elimination of these models will reduce reported interest expense and increase reported net income for entities that have issued a convertible instrument that was within the scope of those models before the adoption of ASU 2020‑06.

ASU 2020‑06 also requires that the effect of potential share settlement be included in the diluted earnings per share (“EPS”) calculation when an instrument may be settled in cash or share. This amendment removes current guidance that allows an entity to rebut this presumption if it has a history or policy of cash settlement. Furthermore, ASU 2020‑06 requires the application of the converted method for calculating diluted earnings per share, and the treasury stock method will be no longer available. In addition, ASU 2020‑06 clarifies that an average market price should be used to calculate the diluted EPS denominator in cases in which the exercise prices may change on the basis of an entity’s share price or changes in the entity’s share price may affect the number of shares that may be used to settle a financial instrument and that an entity should use the weighted-average share count from each quarter when calculating the year-to-date weighted-average share. The provisions of ASU 2020‑06 are applicable for fiscal years beginning after December 15, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The adoption of this standard did not have a material impact to the Company’s condensed consolidated financial statements, since all of the Company’s convertible debt were converted to equity at the IPO or repaid during the year ended December 31, 2021.

In March 2020, the FASB issued ASU No. 2020‑04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU No. 2020‑04 provides guidance on optional expedients for a limited time to ease the operational burden in accounting for (or recognizing the effects of) reference rate reform (LIBOR) on financial reporting. This guidance is effective upon the ASUs issuance on March 12, 2020, and companies may elect to apply the amendments prospectively through December 31, 2022. The Company is currently evaluating the potential effects of this guidance on its condensed consolidated financial statements.

MARPAI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – ACQUISITION

On April 1, 2021, the Company consummated the acquisition of Continental Benefits (now known as Marpai Administrators). According to the Agreement, Continental Benefits was valued, on a cash-free and debt-free basis, at $8.5 million. In addition, pursuant to the Agreement, Marpai Health was valued at an assumed pre-money valuation of the last convertible note’s conversion price of $35 million.

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

The following table summarizes the estimated fair values of Marpai Administrators’ identifiable intangible assets, their estimated useful lives and expected amortization periods:

		Useful
	Acquisition	Life in
	Fair Value	Years
Trademarks	$1,520,000	10 Years
Noncompete agreements	990,000	5 Years
Customer relationships	2,920,000	7 Years
Patents and patent applications	650,000	(*)

(*)
Patents have yet to be approved by the United States Patent and Trademark Office. Useful life is determined upon placement into service after approval.

MARPAI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following unaudited pro forma summary presents consolidated information of the Company as if the business combination had occurred on January 1, 2021:

Nine Months Ended
September 30, 2021
(pro forma)
Revenue	$12,545,844
Net loss	(12,311,864)

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

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following at:

	September 30, 2022	December 31, 2021
Equipment	$144,371	$222,222
Furniture and fixtures	332,179	341,769
Leasehold improvements	745,453	621,527
Total cost	1,222,003	1,185,518
Accumulated depreciation	(484,562)	(295,583)
Property and equipment, net	$737,441	$889,935

Depreciation expense was $164,800 and $134,609 for the nine months ended September 30, 2022 and 2021, respectively. Depreciation expense was $82,066 and $58,545 for the three months ended September 30, 2022 and 2021, respectively. During the nine months ended September 30, 2022, the Company disposed of obsolete equipment and recognized a loss on disposal of assets of $60,471 in the accompanying condensed consolidated statement of operations.

NOTE 7 – CAPITALIZED SOFTWARE

Capitalized software consists of the following at:

	September 30, 2022	December 31, 2021
Capitalized software	$7,529,900	$7,161,571
Accumulated amortization	(2,890,427)	(1,186,727)
Net carrying amount	4,639,473	5,974,844
Capitalized software in-process	771,536	330,010
Capitalized software, net	$5,411,009	$6,304,854

Amortization expense was $1,703,699 and $651,898 for the nine months ended September 30, 2022 and 2021, respectively. Amortization expense was $568,195 and $525,345 for the three months ended September 30, 2022 and 2021, respectively.

MARPAI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – INTANGIBLE ASSETS

Intangible assets consist of the following:

	September 30, 2022
	Useful	Gross Carrying	Accumulated	Net Carrying
	Life	Amount	Amortization	Amount
Trademarks	10 Years	$1,520,000	$(228,000)	$1,292,000
Noncompete agreements	5 Years	$990,000	$(297,000)	$693,000
Customer relationships	7 Years	$2,920,000	$(625,714)	$2,294,286
Patents and patent applications	(*)	$650,450	$—	$650,450
		$6,080,450	$(1,150,714)	$4,929,736

	December 31, 2021
Trademarks	10 Years	$1,520,000	$(114,000)	$1,406,000
Noncompete agreements	5 Years	990,000	(148,500)	841,500
Customer relationships	7 Years	2,920,000	(312,857)	2,607,143
Patents and patent applications	(*)	650,450	—	653,050
		$6,080,450	$(575,357)	$5,507,693

(*)
Patents have yet to be approved by the United States Patent and Trademark Office. Useful life is determined upon placement into service after approval.

Amortization expense was $575,357 and $436,699 for the nine months ended September 30, 2022 and 2021, respectively.

Amortization expense was $191,786 and $218,349 for the three months ended September 30, 2022 and 2021, respectively.

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

MARPAI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The fair value of options and share awards granted under the stock option plan during the nine months ended September 30, 2022 was estimated at the date of grant using the Black-Scholes option pricing model and the following assumptions for grants:

	June 2022	May 2021
Risk-free interest rates	3.61%	0.912%
Expected life	5 years	5 years
Expected volatility	41.00%	40.81%
Expected dividend yield	0.00%	0.00%

The following table summarizes the stock option activity:

			Weighted Average	Aggregate
	Number of	Weighted Average	Remaining	Intrinsic
	Options	Exercise Price	Contractual Term	Value
Balance at January 1, 2022	1,472,988	$1.92	8.98	$3,616,248
Granted	2,370,576	1.11
Forfeited/Cancelled	(26,196)	0.002
Exercised	—
Balance at September 30, 2022	3,817,368	1.43	9.12	$386,944
Exercisable at September 30, 2022	1,555,811	$1.46	8.89	$257,654

The following table summarizes the Company’s non-vested stock options:

		Weighted-Average
	Non-vested Options	Grant Date Fair
	Outstanding	Value
At January 1, 2022	1,058,235	$0.95
Options granted	2,370,576	0.46
Options forfeited/cancelled	(26,196)	1.97
Options exercised	—
Options vested	(1,141,058)	0.62
At September 30, 2022	2,261,557	$0.71

For the nine months ended September 30, 2022 and 2021, the Company recognized $655,973 and $270,247 of stock compensation expense relating to stock options, respectively. For the three months ended September 30, 2022 and 2021, the Company recognized $172,799 and $111,552 of stock compensation expense relating to stock options, respectively. As of September 30, 2022, there was $1,474,384 of unrecognized stock compensation expense related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately four years.

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

MARPAI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the restricted stock awards activity:

		Weighted-Average
	Non-vested Options	Grant Date Fair
	Outstanding	Value
Outstanding at January 1, 2022	708,615	$1.42
Granted	—	—
Forfeited/cancelled	—	—
Vested	(393,566)	1.44
Outstanding at September 30, 2022	315,049	$1.47

For the nine months ended September 30, 2022 and 2021, the Company recognized $749,086 and $691,896 of stock compensation expense relating to RSAs, respectively. For the three months ended September 30, 2022 and 2021, the Company recognized $120,891 and $144,585 of stock compensation expense relating to RSAs, respectively. As of September 30, 2022, there was $433,522 of unrecognized compensation expense related to unvested restricted share awards that is expected to be recognized over a weighted-average period of approximately two years.

Restricted Stock Units

As described above on June 14, 2022, the Board of Directors of the Company authorized the grant of 1,427,404 RSUs, of which 1,346,154 were granted to an officer of the Company who joined the Company in February 2022. Of the RSUs granted to the officer, 192,308 vested immediately and the balance of 1,153,846 will vest in equal quarterly installments through February 28, 2023. Under the terms of the officer’s employment agreement, the Company also agreed to guarantee the minimum value of the RSUs on their vesting dates. The Company accrued an amount of $33,333 in accrued expenses in the condensed consolidated balance sheet, reflecting this minimum value obligation as of September 30, 2022.

In addition, the Company agreed to issue to the officer a one-time grant of fully vested shares of the Company’s common stock with a fair market value of $250,000 as a signing bonus to be provided following the twelve-month anniversary of the officer’s start date with the Company. Included in accrued expenses as of September 30, 2022 in the condensed consolidated balance sheets is an amount of $250,000 representing the full value of the signing bonus.

The following table summarizes the restricted stock units activity:

	Outstanding	Value
Outstanding at January 1, 2022	—	$—
Granted	1,427,404	1.11
Forfeited/cancelled	—	—
Vested	(736,378)	1.11
Outstanding at September 30, 2022	691,026	$1.11

For the nine months ended September 30, 2022 and 2021, the Company recognized $777,637 and $0 of stock compensation expense relating to RSUs, respectively. For the three months ended September 30, 2022 and 2021, the Company recognized $377,351 and $0 of stock compensation expense relating to RSUs, respectively. As of September 30, 2022, there was $888,833 of unrecognized compensation expense related to unvested restricted share units that is expected to be recognized over a period of 6 months or 4 years.

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

The table below summarizes the Company’s warrant activities:

	Number of
	Warrants to	Exercise Price	Weighted
	Purchase Common	Range Per	Average
	Shares	Share	Exercise Price
Balance at January 1, 2022	1,648,873	$1.43 to 7.90	$5.92
Granted	—	—	—
Forfeited	—	—	—
Exercised	—	—	—
Balance at September 30, 2022	1,648,873	$1.43 to 7.90	$5.92

Balance at January 1, 2021	364,466	$1.43	$1.43
Granted	926,349	7.90	7.90
Forfeited	—	—	—
Exercised	—	—	—
Balance at September 30, 2021	1,290,815	$1.43 to 7.90	$6.07

MARPAI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Long-lived assets including goodwill, intangible assets, capitalized software, property and equipment and operating lease right-of-use, by geographic region, are as follows at:

	September 30, 2022	December 31, 2021
United States	$12,055,677	$14,369,511
Israel	2,931,065	2,759,512
Total long-lived assets	$14,986,742	$17,129,023

NOTE 12 – RELATED PARTY TRANSACTIONS

The Company receives consulting services and marketing services from various shareholders and directors. The total cost of these consulting services for the nine months ended September 30, 2022 and 2021 was approximately $158,000 and $170,000, respectively. The total cost of these consulting services for the three months ended September 30, 2022 and 2021 was approximately $44,000 and $30,000, respectively. The total cost of marketing services for the nine months ended September 30, 2022 and 2021 was approximately $565,000 and $335,000, respectively. The total cost of marketing services for the three months ended September 30, 2022 and 2021 was approximately $0 and $107,000, respectively. The accounts payable to these certain shareholders as of September 30, 2022 and December 31, 2021 was approximately $0 and $297,000, respectively, and are included in accounts payable on the accompanying condensed consolidated balance sheets.

On December 30, 2020, the Company received an advance from a certain investor for reimbursement of certain expenses. This is recorded as due to related party on the accompanying condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021 in the amount of $3,200 and $3,637, respectively

NOTE 13 – ACCRUED EXPENSES

Accrued expenses consisted of the following:

	September 30, 2022	December 31, 2021

Employee compensation	$720,549	$897,288
Accrued bonuses	929,688	743,038
Performance guarantee liabilities	355,940	418,988
Other accrued expenses and liabilities	332,475	465,723
Accrued expenses	$2,338,652	$2,525,037

NOTE 14 – STOCKHOLDERS’ EQUITY

The Company effected a 4.555821‑for‑1 forward stock split on September 2, 2021. All share and per share information in the accompanying condensed consolidated financial statements have been retroactively adjusted to reflect this forward stock split.

On October 28, 2021, the Company consummated its IPO of 6,250,000 shares of class A common stock for a price of $4.00 per share, generating gross proceeds of $28,750,000 less certain underwriting discounts and commissions. The Company also granted the underwriters a 45‑day option to purchase up to 937,500 additional shares of the Company’s common stock on the same terms and conditions for the purpose of covering any over-allotments in connection with the IPO. The Company’s underwriters exercised the over-allotment option in full on October 28, 2021. The IPO, including the sale of the 937,500 over-allotment option shares, closed on October 29, 2021 and was made pursuant to the Registration Statement on Form S-1, which was declared effective by the Securities and Exchange Commission (the “SEC”) on October 26, 2021. A final prospectus describing the terms of its IPO was filed with the SEC on October

MARPAI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

28, 2021. The net proceeds to the Company from its IPO and the exercise in full of the over-allotment option are $24,547,086, after deducting underwriting commissions and offering expenses. The Company intends to use the net proceeds from its IPO to fund research and development which includes hiring new A.I. scientists and acquiring data from third parties, sales and marketing activities, to repay approximately $783,257 of convertible note debt, and for working capital, general corporate purposes, and potential acquisitions.

During the nine months ended September 30, 2022 the Company issued 22,500 shares of common stock to a vendor in consideration for services rendered and another 7,500 shares of common stock will be issued to the vendor during the fourth quarter of 2022.

In May 2022, the Company issued 7,500 shares of common stock to a vendor for services rendered.

NOTE 15 – INCOME TAXES

The effective tax rate was 0% and 1.44% for the nine months ended September 30, 2022 and 2021. The effective tax rate differs from the federal tax rate of 21% for the nine months ended September 30, 2022 and 2021 due primarily to the full valuation allowance on deferred tax assets, and other discrete items.

At December 31, 2021, the Company had federal and state net operating losses (“NOLs”) in the amount of $10,687,462 and $11,173,080 respectively. These NOLs expire from 2031 to 2041 or have indefinite lives. However, the Tax Cuts & Jobs Act of 2017 limits the amount of net operating loss the Company can utilize each year after December 31, 2020 to 80% of taxable income.

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

The Company and its subsidiaries’ income tax returns for 2019, 2020 and 2021 are open to review by the tax authorities.

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (the “Inflation Reduction Act") that includes, among other provisions, changes to the U.S. corporate income tax system, including a fifteen percent minimum tax based on "adjusted financial statement income,” and a one percent excise tax on net repurchases of stock after December 31, 2022. The Company is continuing to evaluate the Inflation Reduction Act and its requirements, as well as the application to its business.

NOTE 16 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the condensed consolidated financial statements were available to be issued.

On August 4, 2022, we entered into a Membership Interest Purchase Agreement (the “Agreement”) by and among XL America Inc., a Delaware corporation, Seaview Re Holdings Inc., a Delaware corporation (XL America Inc. and Seaview Re Holdings Inc. are collectively referred to herein as the “Equity Sellers”), and AXA S.A., a French société anonyme (the “Debt Seller,” and, together with the Equity Sellers, collectively, the “Sellers”). Pursuant to the terms of the Agreement, the Company agreed to acquire all of the membership interests (the “Units”) of Maestro Health, LLC (“Maestro Health”), a Delaware limited liability company (the “Acquisition”). The Equity Sellers own an aggregate of 100% of the issued and outstanding Units of Maestro Health.

The Company closed the Acquisition on November 1, 2022.

Maestro Health is a third-party administrator for employee health and benefits, which offers an end-to-end health plan solution, integrating care management and cost containment for its customers. The Agreement contains representations and warranties customary for transactions of this nature negotiated between sophisticated purchasers and sellers acting at arm’s length, certain of which are qualified as to materiality and knowledge and subject to reasonable exceptions. The closing of the Acquisition is subject to certain

MARPAI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

customary closing conditions as contained in the Agreement, including: (i) that the Equity Sellers shall have sold, assigned, transferred, conveyed and delivered to the Company all of the Equity Sellers’ rights, title, and interests in and to all of the Units; and (ii) the Debt Seller shall have irrevocably transferred and assigned to the Company all of the Debt Seller’s rights and obligations with respect to receiving payments under that certain Term Loan Agreement, dated May 11, 2022, by and between the Debt Seller and Maestro Health, in the principal amount of $59,900,000 (the “AXA Note”).

In consideration for the Company’s acquisition of the Units, the Company has agreed to pay the Sellers an aggregate purchase price (the “Purchase Price”) of $19,900,000 determined on the closing date (the “Base Purchase Price”), which shall be payable on or before April 1, 2024 (the “Payment Date”), and shall accrue interest until such time that is paid, such that on the Payment Date the Purchase Price, plus all accrued and unpaid interest, shall equal $22,100,000 (for clarity, the Base Purchase Price shall be adjusted, in each case, pursuant to the terms of the Agreement). The Company agreed to pay the Equity Sellers an amount of $100 with the balance of the Purchase Price to be paid to the Debt Seller for the repayment of the AXA Note. In no event will the Company be responsible for any further payments for the repayment of the AXA Note other than the repayment of the Purchase Price as provided in the Agreement. Following the Payment Date, any unpaid portion of the Purchase Price shall accrue interest at ten percent (10%) per annum, compounding annually, calculated on the basis of a 365-day year for the actual number of days elapsed (the “Specified Rate”), and shall be repaid as promptly as practicable to the Debt Seller. In addition, in the event the Company or its subsidiaries receive proceeds from the sale of any securities in a private placement or public offering of securities (each an “Offering”), then the Company shall pay to the Debt Seller an amount equal to thirty-five percent (35%) of the net proceeds of the Offering no later than sixty (60) days after the closing of Offering until such time as the Purchase Price has been paid in full.

Notwithstanding the foregoing, the Company shall be required to make accumulative payments to the Debt Seller, representing the Purchase Price, as follows: (i) $5,000,000 to be paid by December 31, 2024, (ii) $11,000,000 to be paid by December 31, 2025, and (iii) $19,000,000 to be paid by December 31, 2026 and (iv) $28,000,000 to be paid by December 31, 2027. In addition, the Company shall be obligated to pay the full amount of any remaining unpaid Purchase Price (inclusive of any accrued interest at the Specified Rate) by no later than year-end 2027, and in no event shall the Company be required to pay total cash consideration equal to more than the aggregate amount of the Purchase Price (as adjusted pursuant to the terms of the Agreement).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF MARPAI, INC.

As used in this report, the terms “we”, “us”, “our”, the “Company”, and “Marpai” mean Marpai, Inc., and our wholly owned subsidiaries, Marpai Captive, Inc. (“Marpai Captive”), Marpai Administrators, LLC (“Marpai Administrators”), and Marpai Health, Inc. (“Marpai Health”) and its wholly owned Israeli subsidiary EYME Technologies, Ltd. (“EYME”), unless otherwise indicated or required by the context.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10‑Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical fact included in this Form 10‑Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performances, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performances or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to Part II, Item 1A of this Quarterly report and the Risk Factors section of our Annual Report on Form 10-K, filed on March 31, 2022 with the SEC.

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10‑Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information.

The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

Marpai, Inc. was formed as a Delaware corporation on January 22, 2021 with the intention to facilitate an initial public offering and other related transactions in order to carry on the business of two healthcare entities, Marpai Health and Continental Benefits (now known as Marpai Administrators). Marpai Inc.’s mission is to positively change healthcare for the benefit of (i) our clients who are self-insured employers that pay for their employees’ healthcare benefits and engage the Company to administer the latter’s healthcare claims, to whom the Company refers as “Clients”; (ii) employees who receive these healthcare benefits from its clients, to whom we refer as “Members”, and (iii) healthcare providers including doctors, doctor groups, hospitals, clinics, and any other entities providing healthcare services or products to whom we refer as “Providers”. The Company’s mission is to positively change healthcare for the benefit of (i), (ii), and (iii). We are creating the healthcare payer of the future for self-insured employers in the U.S., what we refer to as the “Payer of the Future.” Through the use of the latest technology and artificial intelligence or “A.I.,” we believe we have the ability to predict costly events, such as who is likely to develop a chronic disease or require a costly operation over the next twelve months. With this knowledge, we aim to optimize care so that employers can save money, while employees can have access to high-quality care and enjoy good healthcare outcomes.

Our company is the combination of Marpai Health, Inc., and Marpai Administrators. Marpai Health is our A.I.-focused subsidiary, with a research and development team in Tel Aviv, Israel. Marpai Administrators is our healthcare payer subsidiary that provides administration services to self-insured employer groups across the United States. It acts as a third-party administrator or “TPA” handling all administrative aspects of providing healthcare to self-insured employer groups. We have combined these two businesses to create what we believe to be the Payer of the Future, which has not only the licenses, processes and know- how of a payer but also the latest A.I. technology. This combination allows us to differentiate in the TPA market by delivering something new — a technology-driven service that we believe can lower the overall cost of healthcare while maintaining or improving healthcare outcomes. Marpai Captive was founded in March 2022 as a Delaware corporation. Marpai Captive is intended to be engaged in the captive insurance market. To date, Marpai Captive is in its initial exploratory phase and has not yet commenced its operations.

Since December 2019, Marpai Health and Marpai Administrators have been working together on information exchange and joint development of A.I. models to predict the onset of chronic conditions and up- coming high-cost events such as expensive imaging or orthopedic surgeries. We believe early detection would lead some portion of Marpai Administrators’ Members to avoid, delay or better manage their disease. This matters in both cost terms to the employers and in wellbeing for the Members. By recommending our members to seek appropriate medical consultation with effective providers, we believe our technology can help mitigate the financial and wellbeing costs for employers and Members.

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

In the area of high-cost events, like a high-cost image or a surgery, our customer data show large variations in cost for the same procedure, even given the same geography. For example, the median cost of an MRI of the brain may be approximately $1,000 in a given geography, but a significant amount of procedures priced above the median cost 3‑5 times the median. By predicting which Members are on trajectories to have high-cost tests or surgeries, we can help guide them to lower cost, but high-quality providers. This saves money for employers, while ensuring Members get the best care.

After having worked together for over a year to identify and collaboratively develop A.I. solutions tailored to the self-insured employer market, Marpai Health started to implement its A.I.-enabled prediction tools as part of Marpai Administrators’ patent-pending TopCare program®. In January 2021, our A.I.- powered TopCare program® went live, making it possible for us to offer our members care management with high-impact predictions. Although our A.I. technology has not yet been integrated with any of our TPA business’ core systems, other than TopCare, to date, we plan to use A.I. in virtually every part of our TPA business. On April 1, 2021, we acquired all of the equity interests of Marpai Administrators (“Acquisition”). Since the Acquisition, Marpai Health and Marpai Administrators have been operating as one company under the “Marpai” brand.

Maestro Health Acquisition

On August 4, 2022, we entered into a Membership Interest Purchase Agreement (the “Agreement”) by and among XL America Inc., a Delaware corporation, Seaview Re Holdings Inc., a Delaware corporation (XL America Inc. and Seaview Re Holdings Inc. are collectively referred to herein as the “Equity Sellers”), and AXA S.A., a French société anonyme (the “Debt Seller,” and, together with the Equity Sellers, collectively, the “Sellers”). Pursuant to the terms of the Agreement, the Company agreed to acquire all of the membership interests (the “Units”) of Maestro Health, LLC (“Maestro Health”), a Delaware limited liability company (the “Acquisition”). The Equity Sellers own an aggregate of 100% of the issued and outstanding Units of Maestro Health. The Company closed the Acquisition on November 1, 2022.

Maestro Health is a third-party administrator for employee health and benefits, which offers an end-to-end health plan solution, integrating care management and cost containment for its customers. The Agreement contains representations and warranties customary for transactions of this nature negotiated between sophisticated purchasers and sellers acting at arm’s length, certain of which are qualified as to materiality and knowledge and subject to reasonable exceptions. The closing of the Acquisition is subject to certain customary closing conditions as contained in the Agreement, including: (i) that the Equity Sellers shall have sold, assigned, transferred, conveyed and delivered to the Company all of the Equity Sellers’ rights, title, and interests in and to all of the Units; and (ii) the Debt Seller shall have irrevocably transferred and assigned to the Company all of the Debt Seller’s rights and obligations with respect to receiving payments under that certain Term Loan Agreement, dated May 11, 2022, by and between the Debt Seller and Maestro Health, in the principal amount of $59,900,000 (the “AXA Note”).

In consideration for the Company’s acquisition of the Units, the Company has agreed to pay the Sellers an aggregate purchase price (the “Purchase Price”) of $19,900,000 determined on the closing date (the “Base Purchase Price”), which shall be payable on or before April 1, 2024 (the “Payment Date”), and shall accrue interest until such time that is paid, such that on the Payment Date the Purchase Price, plus all accrued and unpaid interest, shall equal $22,100,000 (for clarity, the Base Purchase Price shall be adjusted, in each case, pursuant to the terms of the Agreement). The Company agreed to pay the Equity Sellers an amount of $100 with the balance of the Purchase Price to be paid to the Debt Seller for the repayment of the AXA Note. In no event will the Company be responsible for any further payments for the repayment of the AXA Note other than the repayment of the Purchase Price as provided in the Agreement. Following the Payment Date, any unpaid portion of the Purchase Price shall accrue interest at ten percent (10%) per annum, compounding annually, calculated on the basis of a 365-day year for the actual number of days elapsed (the “Specified Rate”), and shall be repaid as promptly as practicable to the Debt Seller. In addition, in the event the Company or its subsidiaries receive proceeds from the sale of any securities in a private placement or public offering of securities (each an “Offering”), then the Company shall pay to the Debt Seller an amount equal to thirty-five percent (35%) of the net proceeds of the Offering no later than sixty (60) days after the closing of Offering until such time as the Purchase Price has been paid in full.

Notwithstanding the foregoing, the Company shall be required to make accumulated annual payments to the Debt Seller, representing the Purchase Price, as follows: : (i) $5,000,000 to be paid by December 31, 2024, (ii) $11,000,000 to be paid by December 31, 2025, and (iii) $19,000,000 to be paid by December 31, 2026 and (iv) $28,000,000 to be paid by December 31, 2027. In addition, the Company shall be obligated to pay the full amount of any remaining unpaid Purchase Price (inclusive of any accrued interest at the Specified Rate) by no later than year-end 2027, and in no event shall the Company be required to pay total cash consideration equal to more than the aggregate amount of the Purchase Price (as adjusted pursuant to the terms of the Agreement).

Representation in the Financial Statements of Marpai, Inc.

The unaudited condensed consolidated financial statements of Marpai, Inc and the discussion of the results of its operations in this quarterly report, reflect the results of the operations of Marpai Health (and its subsidiary EYME) for all periods presented and the results of Marpai Administrators (and its subsidiary WellSystems) since its acquisition on April 1, 2021. The results for the three and nine months ended September 30, 2022, as applicable, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2022 and 2021

The following tables set forth our consolidated results of operations for the periods indicated.

	Nine Months Ended September 30,
	2022	2021	Change	%
Revenue
Revenue	$16,713,420	$8,330,763	$8,382,657	100.6%
Costs and Expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below)	12,323,770	6,063,679	6,260,091	103.2%
General and administrative	7,940,014	5,044,759	2,895,255	57.4%
Sales and marketing	4,829,718	3,032,766	1,796,952	59.3%
Information technology	3,862,142	1,501,354	2,360,788	157.2%
Research and development	2,684,014	1,118,191	1,565,823	140.0%
Depreciation and amortization	2,443,856	1,223,207	1,220,649	99.8%
Facilities	586,430	458,733	127,697	27.8%
Loss on disposal of asset	60,471	—	60,471	n/a
Total Costs and Expenses	34,730,415	18,442,689	16,287,726	88.3%
Operating Loss	(18,016,995)	(10,111,926)	(7,905,069)	78.2%
Other income and (expenses)
Other income, net	95,565	109,063	(13,498)	(12.4)%
Interest expense	(7,415)	(384,564)	377,149	(98.1)%
Foreign exchange gain (loss)	(5,461)	(18,740)	13,279	(70.9)%
Total other income (expense)	82,689	(294,241)	376,930	(128.1)%
Loss before income taxes	(17,934,306)	(10,406,167)	(7,528,139)	72.3%
Income tax benefit	—	(150,000)	150,000	n/a
Net Loss	(17,934,306)	(10,256,167)	(7,528,139)	73.4%
Net loss per share, basic and fully diluted	(0.90)	(1.31)	(0.22)	16.8%

	Three Months Ended September 30,
	2022	2021	Change	%
Revenue
Revenue	$4,938,105	$4,799,251	$138,854	2.9%
Costs and Expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below)	3,625,415	3,343,196	282,219	8.4%
General and administrative	2,717,905	2,229,809	488,096	21.9%
Sales and marketing	1,053,814	1,588,981	(535,167)	(33.7)%
Information technology	1,538,136	770,124	768,012	99.7%
Research and development	781,750	568,817	212,933	37.4%
Depreciation and amortization	842,047	802,240	39,807	4.96%
Facilities	193,494	231,841	(38,347)	(16.5)%
Loss on disposal of asset	—	—	—	n/a
Total Costs and Expenses	10,752,561	9,535,008	(1,217,553)	(12.8)%
Operating Loss	(5,814,456)	(4,735,757)	1,078,699	(22.8)%
Other income and (expenses)
Other income, net	56,274	54,637	1,637	3.0%
Interest expense	(2,908)	(108,503)	105,595	(97.3)%
Foreign exchange gain (loss)	(18,770)	(2,956)	(15,814)	535.0%
Total other income (expense)	34,596	(56,822)	(91,418)	160.9%
Loss before income taxes	(5,779,860)	(4,792,579)	987,281	(20.6)%
Income tax benefit	—	—	—	n/a
Net Loss	(5,779,860)	(4,792,579)	987,281	(20.6)%
Net loss per share, basic and fully diluted	(0.28)	(0.47)	(0.19)	40.4%

Comparison of the Three and Nine Months Ended September 30, 2022 and 2021

Revenues and Cost of Revenue

During the three months ended September 30, 2022 and 2021, our total revenue was $4,938,105 and $4,799,251, respectively, representing an increase in revenues. The main reason for the increase in revenues were increases in the average number of employees of our customers that we serviced during the respective quarters.

During the nine months ended September 30, 2022 and 2021, our total revenue was $16,713,420 and $8,330,763, respectively. The revenues for the nine months ended September 30, 2022 consist exclusively of Marpai Administrators’ revenues. Marpai Administrators results of operations have been included in our consolidated results of operations since its acquisition on April 1, 2021. The increase was due to revenue of Marpai Administrators amounting to approximately $6,218,809 which were not included in the operating results of the Company prior to its acquisition on April 1, 2021 and a large new client with revenue of approximately $3,907,000.

Total revenues consist of fees that we charge our customers in consideration for administering their self-insured healthcare plans as well as fees that we receive for ancillary services such as care management, case management, cost containment services, and other services provided to our customers by us or other vendors.

During the three months ended September 30, 2022 and 2021, our cost of revenue exclusive of depreciation and amortization was $3,625,415 and $3,343,196, respectively. The main reason for the increase in cost of revenue were increases in the average number of employees of our customers that we serviced during the respective quarters.

During the nine months ended September 30, 2022 and 2021, our cost of revenue exclusive of depreciation and amortization was $12,323,770 and $6,063,679, respectively. The cost of revenue for the nine months ended September 30, 2022 consists exclusively of Marpai Administrators’ cost of revenue. Marpai Administrators results of operations have been included in our consolidated results of operations since its acquisition on April 1, 2021. The increase was due to cost of sales of Marpai Administrators amounting to approximately $4,546,795 which were not included in the operating results of the Company prior to its acquisition on April 1, 2021 and a large new client with the cost of revenue of approximately $2,878,000.

Total cost of revenues consists of (i) service fees, which primarily include vendor fees associated with the client’s benefit program selections, (ii) the direct labor cost associated with claim management and processing services, and (iii) direct labor costs associated with providing customer support and services to the clients, members, and other external stakeholders.

Research and Development Expenses

We incurred $781,750 of research and development expenses for the three months ended September 30, 2022 compared to $568,817 for the three months ended September 30, 2021, an increase of $212,933. The increase is attributable to increased expenditures in EYME amounting to approximately $102,572, associated primarily with a higher number of research and development consultants in the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. In March 2022, we added a new President of Product and Development whose time is being split in all aspects of the business which resulted in an allocation of additional compensation of $138,911 included in research and development expenses.

We incurred $2,684,014 of research and development expenses for the nine months ended September 30, 2022 compared to $1,118,191 for the nine months ended September 30, 2021, an increase of $1,565,823. The increase is attributable to increased expenditures in EYME amounting to approximately $500,726, associated primarily with a higher number of research and development personnel, and coupled with a decrease of approximately $393,578 in the amount of research and development costs that were capitalized in the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. We began to capitalize certain research and development costs when certain projects reached the development stage in August 2020, which resulted in a substantial portion of the software development costs being capitalized commencing at that time. In March 2022, we added a new President of Product and Development, whose time is being split in all aspects of the business, which resulted in an allocation of additional compensation of $449,125 included in research and development expenses.

General and Administrative Expenses

We incurred $2,717,905 of general and administrative expenses for the three months ended September 30, 2022 compared to $2,229,809 for the three months ended September 30, 2021, an increase of $488,096. The reason for the increase is due to (i) the addition of our

President of Product and Development in March 2022, whose time is being split in all aspects of the business, which resulted in an allocation of additional compensation of $138,911 included in general and administrative expenses. (ii) our incurring $150,569 in acquisition costs relating to the acquisition of Maestro Health and (iii) as well as $195,162 of post IPO liability insurance costs.

We incurred $7,940,014 of general and administrative expenses for the nine months ended September 30, 2022 compared to $5,044,759 for the nine months ended September 30, 2021, an increase of $2,895,255. The increase was due to general and administrative expenses of Marpai Administrators amounting to approximately $997,972 which were not included in the operating results of the Company prior to its acquisition on April 1, 2021 and an increase in general and administrative staffing compensation in the amount of approximately $575,000. In addition, in 2021, we reversed a prior accrual for an IRS penalty in the amount of $853,405 which never materialized. In March 2022, we added a new President of Product and Development, whose time is being split in all aspects of the business, which resulted in an allocation of additional compensation of $449,125 included in general and administrative expenses.

Sales and Marketing Expenses

We incurred $1,053,814 of sales and marketing expenses for the three months ended September 30, 2022 compared to $1,588,981 for the three months ended September 30, 2021, a decrease of $535,167. This decrease was a result of the reduction of the costs associated with trade conferences during the period in the amount of $283,200, as well as a net reduction of other sales and marketing expenses of approximately $250,000.

We incurred $4,829,718 of sales and marketing expenses for the nine months ended September 30, 2022 compared to $3,032,766 for the nine months ended September 30, 2021, an increase of $1,796,952. This increase was primarily due to Marpai Administrators’ sales and marketing expenses in the amount of approximately $442,261 (which were not included in the operating results of the Company prior to its acquisition on April 1, 2021) increases due to the establishment of the product development team and platform cost of approximately $600,000, as well as increases in trade show conferences costs in the amount of $310,971. In March 2022, we added a new President of Product and Development, whose time is being split in all aspects of the business, which resulted in an allocation of additional compensation of $449,125 included in sales and marketing expenses.

Information Technology Expenses

We incurred $1,538,136 of information technology expenses for the three months ended September 30, 2022 compared to $770,124 for the three months ended September 30, 2021, an increase of $768,012. This increase was due to Marpai Administrators’ increased information technology staffing and other tech spend in the amount of approximately $617,000. In March 2022, we added a new President of Product and Development, whose time is being split in all aspects of the business, which resulted in an allocation of additional compensation of $151,000 included in information technology expenses.

We incurred $3,862,142 of information technology expenses for the nine months ended September 30, 2022 compared to $1,501,354 for the nine months ended September 30, 2021, an increase of $2,360,788. This increase was primarily due to Marpai Administrators’ information technology expenses during first quarter 2022 in the amount of approximately $1,134,273 (which were not included in the operating results of the Company prior to its acquisition on April 1, 2021), an increase in Marpai Administrators’ information technology staffing and tech spend in the amount of approximately $621,000. In March 2022, we added a new President of Product and Development, whose time is being split in all aspects of the business, which resulted in an allocation of additional compensation of $449,125 included in sales and marketing expenses.

Depreciation and Amortization

We incurred $842,047 of depreciation and amortization expenses for the three months ended September 30, 2022 compared, to $802,240 for the three months ended September 30, 2021, an increase of $39,807.

We incurred $2,443,856 of depreciation and amortization expenses for the nine months ended September 30, 2022 compared to $1,223,207 for the nine months ended September 30, 2021, an increase of $1,220,649. This increase was primarily due to Marpai Administrators’ depreciation and amortization expenses during first quarter in the amount of approximately $381,846 (which were not included in the operating results of the Company prior to its acquisition on April 1, 2021), as well as the amortization of software in the amount of $900,783.

Interest Expense, net

We incurred $2,908 of interest expense for the three months ended September 30, 2022 compared to $108,503 for the three months ended September 30, 2021, a decrease of $105,595. Interest expense decreased due to the repayment or conversion of all of the Company’s debt in the fourth quarter of 2021.

We incurred $7,415 of interest expense for the nine months ended September 30, 2022 compared to $384,564 for the nine months ended September 30, 20211, a decrease of $377,149. Interest expense decreased due to the repayment or conversion of all of the Company’s debt in the fourth quarter of 2021.

Liquidity and Capital Resources

Pursuant to the requirements of the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) Topic 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date these financial statements are issued. This evaluation does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented or are not within control of the Company as of the date the financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued.

As of September 30, 2022, the Company had an accumulated deficit of approximately $39.5 million, unrestricted cash and cash equivalents of approximately $4.7 million and working capital of approximately $1.7 million. For the nine months ended September 30, 2022, the Company recognized a net loss of $17.9 million and negative cash flows from operations of $15.3 million.

The Company has spent most of its cash resources on funding its operating activities. Through September 30, 2022, the Company has financed its operations primarily with the proceeds from the issuance of convertible promissory notes and warrants as well as its IPO.

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

On November 1, 2022, the Company announced the closing of the Acquisition of Maestro Health. Under the terms of the purchase agreement, there is no cash payment to be made until April 1, 2024 and the sellers have agreed that at the closing of the transaction, Maestro’s free cash reserves will be $15.79 million. This cash is available to be used by the Company to fund the operations of the Company after the closing. While Maestro is currently generating operating losses and negative cash flows from operations, management believes that the integration of the two businesses will lead to substantial improvement in the operating results of the Company over the next year.

Management continues to evaluate additional funding alternatives and may seek to raise additional funds through the issuance of equity or debt securities, through arrangements with strategic partners or through obtaining credit from financial institutions. As we seek additional sources of financing, there can be no assurance that such financing would be available to us on favorable terms or at all.

While there can be no assurances due to a variety of factors including but not limited to market and economic conditions, industry trends, operating performance, and the ability to retain existing customers and enter into new customer arrangements, management believes that the Company’s current liquid assets combined with the cash expected from the Maestro Health acquisition are sufficient to fund working capital and operating activities and fund capital expenditures through at least December 31, 2023.

Cash Flows

The following tables summarizes selected information about our sources and uses of cash and cash equivalents for the nine months ended September 30, 2022 and 2021:

Comparison of the Nine Months Ended September 30, 2022 and 2021

	Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(15,339,217)	$(5,526,568)
Net cash (used in) provided by investing activities	(880,032)	10,105,907
Net cash provided by financing activities	—	2,603,382
Net (decrease) increase in cash and cash equivalents and restricted cash	$(16,219,249)	$7,182,721

Net Cash Used in Operating Activities

Net cash used in operating activities totaled $15,339,217 for the nine months ended September 30, 20222, an increase of $9,808,547 as compared to $5,526,568 for the nine months ended September 30, 2021. Net cash used in operating activities was primarily driven by our net loss for the period of $17,934,306 which included non-cash items totaling $5,553,539 and was offset by decrease in net working capital items amounting to $2,958,450.

Net Cash (Used in) Provided by Investing Activities

A total of $880,032 was used in investing activities in the nine months ended September 30, 2022, a decrease of $10,956,029 as compared to $10,105,907 in cash provided by investing activities for the nine months ended September 30, 2021. Cash used in investing activities included capitalization of software of $809,854. The acquisition of Continental Benefits on April 1, 2021 provided $4,762,000 unrestricted cash and $6,622,035 restricted cash during the nine months ended September 30, 2021.

Net Cash Provided by Financing Activities

There were no financing activities during the nine months ended September 30, 2022. Cash provided from financing activities in the nine months ended September 30, 2021 was $2,603,382 from proceeds from the issuance of convertible notes and warrants.

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

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”) that includes, among other provisions, changes to the U.S. corporate income tax system, including a fifteen percent minimum tax based on "adjusted financial statement income,” and a one percent excise tax on net repurchases of stock after December 31, 2022. The Company is continuing to evaluate the Inflation Reduction Act and its requirements, as well as the application to its business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign exchange risk

The cash generated from revenue is denominated in U.S. Dollars. Our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations, which are in the United States and Israel. Our results of current and future operations and cash flows are therefore subject to fluctuations due to changes in the exchange rate of the New Israeli Shekel (NIS). The effect of a hypothetical 10% change in the exchange rate of the NIS versus the U.S. Dollar would not have had a material impact on our historical condensed consolidated financial statements for the nine months ended September 30, 2022. To date we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes or is expected to become more significant.

Interest rate risk

We had cash and cash equivalents balances of $4,747,951 and $19,183,044 on September 30, 2022 and December 31, 2021, respectively. Currently, management does not view this exposure to be a significant risk.

Inflation Risk

Inflation generally affects us by increasing our labor costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the nine months ended September 30, 2022.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial and Accounting Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) as of the end of the fiscal quarter ended September 30, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial and Accounting Officer have concluded that, during the period covered by this Quarterly Report, our disclosure controls and procedures were not effective due to our previously identified material weakness in internal control over financial reporting. Notwithstanding the identified material weaknesses, management, including our Chief Executive Officer and Chief Financial and Accounting Officer, believes the financial statements included in this Quarterly Report on Form 10‑Q are fairly presented, in all material respects, in accordance with U.S. GAAP.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the third quarter ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the third quarter of 2022, we issued an aggregate of 7,500 shares of our common stock to certain of our service providers as compensation in lieu of cash compensation owed to them for services rendered. We claimed exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”) for the foregoing transactions under Section 4(a)(2) of the Securities Act.

ITEM 6. Exhibits.

Exhibit No.	Description
10.1^

Purchase Agreement by and between X.L. America, Inc., Seaview Re Holdings Inc., AXA S.A. and Marpai, Inc. dated as of August 4, 2022 for the purchase of Maestro Health, LLC (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on August 9, 2022).

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

*Furnished, not filed, in accordance with item 601(32)(ii) of Regulation S-K.

^Certain identified information in the exhibit has been excluded from the exhibit because it is both (i) not material and (ii) is the type that Marpai, Inc. treats as private or confidential.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARPAI, INC.

Date: November 9, 2022		/s/ Edmundo Gonzales
	Name:	Edmundo Gonzales
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Yoram Bibring
	Name:	Yoram Bibring
	Title	Chief Financial Officer
(Principal Financial and Accounting Officer)