Form 10-K
period 2022-12-31
Marpai, Inc.
filed 2023-03-29
CIK 1844392

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $4,875,220.

Indicate the number of shares outstanding of each of the registrant’s classes of common shares, as of the latest practicable date.

21,412,580 as of March 21, 2023

DOCUMENTS INCORPORATED BY REFERENCE

None.

Our consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles, or U.S. GAAP.

In this annual report, unless otherwise specified, all dollar amounts are expressed in U.S. dollars.

As used in this annual report, the terms “we”, “us”, “our”, the “Company”, and “Marpai” mean Marpai, Inc., and our wholly owned subsidiaries, Marpai Captive, Inc. (“Marpai Captive”), Marpai Administrators LLC (formerly known as Continental Benefits, LLC) (“Marpai Administrators”), Marpai Health, Inc. (“Marpai Health”), its wholly owned Israeli subsidiary EYME Technologies, Ltd. (“EYME”), and Maestro Health, LLC, unless otherwise indicated or required by the context.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws. Also, whenever we use words such as “potential,” “possible,” “continue,” “believes,” “intends,” “plans,” “expects,” “estimate,” “may,” “will,” “should,” or “anticipates” and negatives or derivatives of these or similar expressions, we are making forward-looking statements. These forward-looking statements are based upon our present intent, beliefs or expectations, but forward-looking statements are not guaranteed to occur and may not occur. Forward-looking statements are based on information we have when those statements are made or management’s good faith belief as of that time with respect to future events, and are subject to significant risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

•
our ability to effectively manage our operations and achieve growth, as well as integrate Maestro Health, LLC (“Maestro”);
•
our ability to protect our intellectual property and continue to innovate;
•
our expectations of the financial performance of the Company;
•
our success in retaining or recruiting, or changes required in, our officers, key employees, or directors;
•
the potential insufficiency of our disclosure controls and procedures to detect errors or acts of fraud;
•
the accuracy of our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•
the success of competing products or technologies that are or may become available;
•
our potential ability to obtain additional financing;
•
our expectations regarding the impact of the COVID-19 pandemic, including on our ability to grow the business;
•
acts of terrorism, outbreaks of pandemics or other significant adverse public health safety events or conditions, war or other hostilities, supply chain disruptions, or other manmade natural disasters beyond our control;
•
compliance with, and changes to federal, state and local laws and regulations, accounting rules, tax laws and similar matters;
•
the impact of healthcare reform legislations;
•
our continued listing on Nasdaq;
•
our public securities’ potential liquidity and trading; and
•
our expectations regarding the period during which we qualify as an emerging growth company under the JOBS Act; and our current and future capital requirements and our ability to satisfy our capital needs through financing transactions or otherwise.

The foregoing does not represent an exhaustive list of matters that may be covered by the forward-looking statements contained herein or risk factors that we are faced with that may cause our actual results to differ from those anticipated in our forward-looking statements. Please see “Risk Factors” for additional risks that could adversely impact our business and financial performance. Moreover, new risks regularly emerge and it is not possible for our management to predict or articulate all the risks we face, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ from those contained in any forward-looking statements. All forward-looking statements included in this Annual Report are based on information available to us on the date of this Annual Report. Except to the extent required by applicable laws or rules, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained above and throughout this Annual Report.

Part I

ITEM 1. BUSINESS

Our Business

We are a technology-driven healthcare payer, which uses artificial intelligence ("A.I.") and data analytics to help our clients ("Clients") lower their cost of healthcare by enabling better health outcomes for their employees and families. Our mission is to positively change healthcare for the benefit of (i) our Clients who are self-insured employers that pay for their employees’ healthcare benefits and engage us to administer the latter’s healthcare claims, and we refer to them as our “Clients”; (ii) employees and their family members who receive these healthcare benefits from our Clients, and we refer to them as our “Members”, and (iii) healthcare providers including, doctors, doctor groups, hospitals, clinics, and any other entities providing healthcare services or products, and we refer to them as the “Providers.” We are creating the healthcare payer of the future for self-insured employers in the U.S., what we refer to as the “Payer of the Future.” We provide administrative services, and act as Third-Party-Administrator (“TPA”) to self-insured employers who provide healthcare benefits to their employees. Most of our Clients are small and medium-sized companies as well as local government entities. Currently, we have over 200 Clients. We provide services to a total of over 41,000 of our Clients’ employees, and including their spouses and dependents, we serve a total of over 73,000 Members in 44 states in addition to the District of Columbia. As of December 31, 2022, no single Client represents more than 6.2% of our annual revenue.

Industry Trends in the Healthcare Payer

Today, we see some megatrends that enable our market setup.

•
Rising Healthcare Costs leads to an increase of self-insured companies. — Healthcare expenditures have grown in the U.S. from 5% of GDP (Gross Domestic Product) in 1960 to 18.3% of GDP in 2021, according to Statistica, a consultancy. The cost of an employer-sponsored health plan covering a family rose from $15,745 in 2012 to $22,463 in 2022, according to the Kaiser Family Foundation’s 2022 Employer Health Benefits Survey. Moreover, during the same period the employee contribution to these costs rose from $4,316 in 2012 to $6,106 in 2022 according to the same survey.

•
Advancements in A.I. and Medical Foundation Models lead to higher prediction accuracy with lower training data needs. —  There are more than 80 clinical foundation models built from healthcare data such as insurance claims. This publicly available research allows new applications in healthcare and supercharges engineering focused healthcare companies. Applications such as extracting drug names, responding to patient questions via bots, and predicting high cost bloomers (or, Members whose cost may be similar to the average of the plan now, but in the future, they may cost several times the average), forecasting risk of an individual patient, summarizing medical dialogues, and becoming more accessible.

•
Value-based care (VBC) is an increasingly popular reimbursement model. —  VBC ties provider reimbursements to the quality of care delivered and thus often results in reduced costs and improved care over time. Centers for Medicare & Medicaid Services ("CMS") aims for all of Medicare and almost all of Medicaid to be in value-based arrangements by 2030. We see a strong interest in the commercial sector. One study suggests that value-based care models are expected to increase from 40-45 million in 2022 to 70-80 million in 2027. We assume that the number of patients treated by physicians within the value-based care landscape could roughly double in the next five years, growing approximately 15 percent per annum.

•
Supporting the rising demand in value based care contracts we see a rise of technology enabled integrated care providers offering risk-based care contracts. —  In 2021, more than $29.1 billion of venture funding was invested in Value-Based Health companies and digital health startups, up from $14.9 billion in 2020, and there are now over 1,900 venture-backed VBC and digital health companies.

We, believe that we are uniquely positioned to connect the growing need of the market for VBC contracts with the growing number of providers. Our A.I. platform identifies opportunities and connects members in need with the best possible VBC contract

Key drivers of healthcare cost increases are chronic diseases and various forms of waste.

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

•
Waste related to care coordination (organizing a patient’s care to achieve safe and effective care) — $27 billion to $78 billion annually;
•
Waste related to failure of care delivery (timely and effective care) — $102 billion to $166 billion annually; and
•
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

Market Opportunities

The average annual healthcare expenditure is approximately $12,914 per person, according to the CMS as of 2021. 65% of American workers are covered by employer healthcare plans that are self-funded, according to Statistica. Given the number of American workers this implies total spending of $1.4 trillion on healthcare via employer-sponsored self-funded health plans.

Based on our analysis of actual per employee per month (“PEPM”) expenses received by us and the estimated employee lives in self-funded employer health plans of 108 million, according to Statistica, we estimate our total addressable market (“TAM”) to be up to $63 billion. The drivers of the expansion of our TAM are recently acquired products from our acquisition of Maestro Health. These complement the traditional administrative fees, which most TPA’s charge, and enhance our revenue per employee.

Our Recent Acquisition of Maestro Health

On November 1, 2022, we announced the acquisition of Maestro Health. Maestro Health has a very similar business to ours with the core being a traditional third-party administrator (TPA) of healthcare claims for self-funded employers. Maestro Health services over 60 clients who are employers that employ over 20,000 employees. On average, Maestro Health’s clients are similar to our legacy clients in size, and the vast majority of clients were sold via a healthcare broker.

The acquisition brought us several product lines that we previously had in-house.

•
Clinical care management – this group is largely comprised of registered nurses, who work with Members on their health journey. These nurses work with Members on pre-authorizations for costly procedures, and they also outreach to members after a health event, like a hospitalization, to make sure their care is optimized. With the complexities in our healthcare system, members often need a guide, and our team ensures that they have this and that they can access the care they need. We charge our Clients for these activities as claims.
•
Out of network claims processing – a portion of the claims we process for our Clients do not have a network, such as Aetna or Cigna. While in-network providers are typically pricing their services based on prices that have been previously negotiated with the network, out of network services are typically unilaterally set by the provider and are usually substantially higher than the prices of similar services that are provided within a network. Some employers engage third parties to negotiate the reduction of these out of network charges so that they ultimately pay what they believe are fair and reasonable prices for these out of network services. There are vendors that just do this function within the healthcare payer market. Maestro Health developed its own software tool and process to execute this function on its own. We charge our Clients for these claims on a shared savings model. For example, if a claim is received for $1,000 and we settle it for $200, then a percent of the $800 savings is charged as a fee.
•
Pharmacy cost containment – with approximately one-fourth of all healthcare spending being on prescription drugs, our Clients often have large opportunities for savings in this area. Maestro created products that identify opportunities to save via alternative sourcing of high-cost drugs, access to manufacturers’ discounts, and access to alternative funding sources. Similar to our out of network claims processing services, these products are charged to our customers on a shared savings model.

The additional value added services described above have led Maestro Health to have a higher revenue per member than we have had in the past as we did not have any in-house value added services. Our goal is to market these Maestro Health products to our legacy customer base as well as to new Clients that we will add in the future.

Our Flagship Program – Marpai Cares

In 2022, we launched Marpai Cares, which encapsulates our approach: to maximize the value of the self-funded health plan by creating the healthiest member population, given a Client’s budget. We do this for our Clients for a competitive administration fee. Our Clients get much more than the processing of claims for our management fee. They get a healthier employee population.

The key attributes of Marpai Cares include our use of A.I. and other advanced analytics to do the following for the benefit of our Members’ health:

•
Knowing Member Needs: We continually analyze member data (including historical claims, app data, portal data, social determinants) to monitor member health needs and identify action opportunities.
•
Targeting Interventions: We use machine learning and predictive models to identify at-risk Members where an intervention can make a meaningful difference; and proactively connect Members to proven clinical solutions to support positive outcomes.
•
Finding High-Value Providers: We guide Members to make high-value provider choices: fair-priced, in-network providers ranked high in quality, safety and satisfaction based on Healthcare Bluebook data.
•
Filling Gaps in Care: We proactively drive Members to make annual checkups, vaccinations, and screenings when it’s time, so they stay on track.
•
For Clients, who have opted into our Pharmacy and Clinical Care Management Program, we also add the following:
•
Pharmacy Savings: We provide Members with deep medication discounts, find alternate funding sources and experience reduced/eliminated copays.
•
Clinical Care Management: We provide guidance to our Members across the care continuum, so they access the right care in the right setting with affordable rates.

Marpai Cares + Clinical Care Management – Delivering Value for Clients and Members

Matching Members with high-quality providers is a key component of our services. Since we acquired our first healthcare payer, Continental Benefits, in 2021 we expanded their program called TopCare, which found quality providers for Members. In last year’s Annual Report on Form 10-K, we mentioned that we were providing clinical care management services to our Members via a third party, and that at some point we may bring those services in-house. With the acquisition of Maestro Health, we now have a full Clinical Care Management division in-house. This is completely complementary to our approach, and now our own clinical staff can work with legacy and newly-acquired Members.

We continue to identify at-risk members and match them to the right care. We believe the Members with the highest risk are well-known and identified. These are Members who have had or are currently fighting serious conditions. Often these Members, although a small portion of the overall population (e.g. often less than 5% of total Members), can represent a large portion of the total spend for an employer health plan. We address the needs of these Members via active Clinical Care Management, where nurses are making outreaches to them and making sure they have the care they need.

We believe there is an opportunity to deliver better health outcomes for the population as a whole, while containing costs for our clients by also focusing on the next rung of Members at risk. These Members represent “cost bloomers” in that they have similar costs to the average of the plan now, but in the future, they may cost several times the average. This rung of Members often represents a fifth or so of the population. They have complex chronic conditions, multiple comorbidities, and sometimes ignored or misdiagnosed symptoms. These also represent the highest cost Members of the future.

We have deployed our technology to identify these cost bloomers as early as possible. Identification is a critical piece, but we believe engagement with a compelling intervention is what actually drives better outcomes for the Member and lower costs for the Client.

Our Products and Services

We derive our revenues from three general sources: Health Plan Administration Services, ancillary in house services and third party vendor services.

Health Plan Administration

Our current core product and service offering includes handling all aspects of administration related to a healthcare plan. We typically design for our Client a healthcare benefit plan which outlines exactly what coverage the Client would like to provide to its employees.

We then manage the plan for the Client by providing the following services:

•
Providing Members access to a provider network via relationships with Aetna, Cigna, and regional networks;
•
Answering Members’ calls and requests related to their health plan via phone, email and via our App;
•
Concierge type services to help Members find providers and care management as well as to answer questions, such as on claims and benefits;
•
Validating and adjudicating claims from Clients’ employees, including automated adjudication;
•
Concierge type services to help Members find providers and care management as well as to answer questions, such as on claims and benefits;
•
Validating and adjudicating claims from Clients’ employees, including automated adjudication;
•
Promoting health and use of high-quality providers to the member population across Clients;
•
Paying claims on behalf of our Clients; and
•
Sourcing stop-loss insurance via one or several providers.

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

In-House Ancillary Services

Our Ancillary Services revenues include all the revenues that we derive from our inhouse products excluding the administration fees. This revenue is related to products that relate to our role as the administrator of the health plan, but are ancillary to paying claims.

Clinical Care Management - a nurse-led, proactive guide for at-risk members across the care continuum so they get the right high-quality care at the right time and avoid excessive, inappropriate, and overpriced care. Instead of simply treating a condition, they take a personal, holistic approach, to help plan members every step of the way. The ROI on acute case management can be approximately 3x, while it can be 9x for utilization management (pre-authorizations).

Repricing Insights – out-of-network claims are a reality for any health plan. This product encompasses all the negotiation and adjudication related to out of network claims. Clients often save up to 60% on their out-of-network claims versus the initial billed amount.

Marpai PACCS – Pharmacy Advocacy Cost Containment Solution (PACCS) is our member-driven pharmacy savings program that focuses on specialty and high-cost medications to generate up to a 75% savings.

MarpaiRx – our new, national pharmacy benefit management program that saves Clients and Members money and delivers a high-touch Member experience. We grant access to prescriptions at affordable rates and coordinate pharmacy and medical benefits to ensure that the right care is delivered and paid for in a way that reduces the overall cost of healthcare. We are transparent, which means we disclose all rebate information to our clients.

Third Party Services

Some of our revenues were derived from services that were provided to our Clients and Members by third party vendors. We typically pass through most of these revenues to these vendors and their contribution to our gross profit is relatively small. These services include network access fees that are charged by the provider networks (such as Aetna or Cigna) which are used by our Members when they visit network providers (doctors, hospitals etc.) as well as some cost containment services, and other services provided by third party vendors (i.e. not by us).

Our Strategy

Most of our clients are small to medium size businesses that rely on their brokers to select their third party administrators, or their fully insured health plan, usually in a competitive bid process.

We therefore distribute our services primarily via healthcare brokers. In 2021 and 2022, we made significant investments in building our sales and marketing channels. We believe that we have created relationships with some of the largest brokers in America.

Our direct sales force focuses mostly on these brokers, and our goal is to participate in as many competitive bids as possible as we believe that this is the best way for us to grow our Client base.

Given the recent acquisition of Maestro Health with its ancillary in-house services, we are also focused on upselling these ancillary services to our legacy customers.

Research and Development – The Future is Value Based Care

We invest resources in research and development. This investment includes hiring and retaining A.I. scientists, product managers, and engineers. In the past, we invested in creating A.I. models that predict costly events in healthcare. In early 2022, we hired Lutz Finger, who was a population health executive at Google. Mr. Finger has focused our research and development efforts on finding cost bloomers, high cost claimants of tomorrow, as well as creating a value-based ecosystem.

Value based care generally means that some or all of the providers’ fees are at risk if certain health outcome improvements do not occur as promised by the provider of the value based care service. In creating a value based ecosystem, we are leveraging the billions of dollars of investment that have taken place over the last years to create remarkable solutions that improve health outcomes.

For example, we have announced a partnership with Virta Health, a company that has one of the longest running trials related to Type 2 Diabetes. Virta Health claims that 94% of Members on the program can end or reduce insulin usage after one year, and 60% of Members can be off all diabetes-specific drugs and living diabetes-free after one year. Virta Health has agreed to work with us in a value based arrangement, which means part of their fees are at risk and dependent on the program working for our Members.

Our role in this value based ecosystem is as an aggregator of lives. Our spending on technology is related to the evolution of our platform, A.I. models and analytics, so we can do the following:

•
Identify Members who are at risk for a disease or may be at risk in the near future, the “cost bloomers”.
•
Create engagement tools and techniques that allow us to be the “matchmaker” between a specific Member and the right vendor within our ecosystem. These involve App enhancements, but also models in support of other interventions like texts, emails and phone calls.
•
Test what works through AB testing and other techniques in order to efficiently and effectively get the most Members to the right care.

We believe this is the natural evolution of our technology and our unique approach. We will continue to add best-in-class vendors to the ecosystem so long as they are medically vetted and reviewed, have a remarkable Member experience, and have the financial backing to be value based (i.e. put their fees at risk and base them on health outcomes achieved).

We expect that the value based ecosystem will become commercial during 2023. It will expand substantially during the years to come. The fees to our Clients from the vendors are charged as claims to the health plan, and these are all processed by Marpai. We generate revenue through a participation in these fees from the vendor.

Marpai Captive, Inc.

Marpai Captive, Inc. was founded in March 2022 as a Delaware corporation. Marpai Captive is intended to be engaged in the captive insurance market. Marpai Captive commenced operations with a small membership in the first quarter of 2023.

Marpai Health, Inc.

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

EYME serves as Marpai Health’s research and development center with eight employees in Israel. Since its inception through April 1, 2021, the date of the acquisition of Marpai Administrators LLC, (formerly Continental Benefits, LLC), Marpai Health reported no revenues.

Marpai Administrators, LLC (formerly Continental Benefits LLC)

Marpai Administrators was founded in Florida as a limited liability company in November 2013. Marpai Administrators was a wholly owned subsidiary of WellEnterprises USA, LLC which was founded in 2012. Marpai Administrators provides benefits outsourcing services to clients in the U.S. across multiple industries. Marpai Administrators’ backroom administration and TPA services are supported by a customized technology platform and a dedicated benefit call center. Under its TPA platform and TopCare® program, Marpai Administrators provides health and welfare administration, dependent eligibility verification, Consolidated Omnibus Budget Reconciliation Act (“COBRA”) administration, and benefit billing.

In September 2019, Marpai Health began to approach TPAs in an effort to commercialize its technology. Sharing the vision of bringing to market a healthcare “payer of the future” by using advanced A.I. technology in the TPA business, Marpai Health and Marpai Administrators started to have discussions about information exchange, and joint development in December 2019 and Marpai Administrators has been serving as Marpai Health’s A.I. products design partner ever since. In August 2020, Marpai Health started to explore long-term strategic opportunities with Marpai Administrators. In September 2020, the parties entered a letter of intent pursuant to which Marpai Health would acquire Marpai Administrators. On April 1, 2021, pursuant to the terms of the Amended and Restated Equity Interest Purchase and Reorganization Agreement (the “Purchase and Reorganization Agreement”), by and among Marpai, Inc., Marpai Health, all stockholders of Marpai Health, holders of convertible notes of Marpai Health, Marpai Administrators, WellEnterprises USA, LLC and HillCour for the purpose of joinder, to effectuate Marpai, Inc.’s acquisition of Marpai Health and Marpai Administrators, the stockholders of Marpai Health and the sole member of Marpai Administrators contributed their respective securities and ownership interests in Marpai Health and Marpai Administrators to Marpai, Inc. for a combination of shares of Class A common stock and Class B common stock of Marpai, Inc. (the “Acquisition”). Options to purchase 1,027,602 shares of Marpai Health common stock and warrants to purchase 1,366,746 shares of Marpai Health common stock were exchanged, on a one-to-one basis, for options and warrants to purchase shares of our Class A common stock. In addition, pursuant to a Note Exchange Agreement, we issued new notes in the aggregate principal amount of $2,198,459 (the “New Notes”) in exchange for certain then outstanding convertible promissory notes of Marpai Health of equivalent amount of outstanding principal and accrued but unpaid interest. The SQN Convertible Note remained outstanding at the time of the acquisition. The SQN Convertible Note was mostly converted to equity at the Company’s initial public offering ("IPO") and remaining balance was repaid. For details on the Acquisition, see “Item 1. Business — Marpai, Inc.’s Acquisition of Marpai Health and Marpai Administrators (formerly Continental Benefits)” below.

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

Marpai, Inc.’s Acquisition of Marpai Health and Marpai Administrators (formerly Continental Benefits)

On April 1, 2021, pursuant to the terms of the Purchase and Reorganization Agreement, the stockholders of Marpai Health and Marpai Administrators contributed their respective ownership interests in Marpai Health and Marpai Administrators to Marpai, Inc. for a combination of shares of our Class A common stock and Class B common stock of Marpai, Inc., HillCour and WellEnterprises, LLC agreed to perform certain transition services for us pursuant to a Transition Services Agreement.

The Acquisition was treated as an integrated transaction for U.S. federal income tax purposes and qualified as a tax-free reorganization pursuant to section 351 or 368 of the Internal Revenue Code of 1986, as amended.

The Purchase and Reorganization Agreement required that Marpai Administrators to not have less than $4.762 million of cash on hand, and to have no debt at the time of closing of the Acquisition.

Pursuant to the Purchase and Reorganization Agreement, Marpai Administrators was valued solely for purposes of the Acquisition, on a cash-free and debt-free basis, at $8.5 million. Including the $4.762 million of cash on Marpai Administrators’ balance sheet, equity totaled $13.26 million. In addition, pursuant to Purchase and Reorganization Agreement, Marpai Health was valued solely for purposes of the Acquisition at an assumed pre-money valuation of the last convertible note’s conversion price of $35 million.

As a result of the Acquisition,

•
We have acquired all of the then outstanding membership interests of Marpai Administrators in exchange for 3,599,568 shares of our Class A common stock and 127,130 shares of our Class B common stock and, subject to certain adjustments as more fully described in the Purchase and Reorganization Agreement, based upon a valuation as a separate concern of $8.5 million on a cash free and debt free basis;
•
We have acquired all of the then outstanding capital stock Marpai Health in exchange for an aggregate of 3,320,765 shares of our Class A common stock and 4,099,838 shares of our Class B common stock, based upon the valuation of Marpai Health as a separate concern of $35 million;
•
We have satisfied and retired Marpai Health’s then remaining and outstanding convertible promissory notes, with aggregate outstanding principal and accrued but unpaid interest of $2,198,459, in exchange for the New Notes of equivalent aggregate principal amount;
•
The SQN Convertible Note remained outstanding at the time of the Acquisition. The majority of the note balance was converted to equity at the Company’s IPO, with the remaining balance being repaid;
•
All options granted by Marpai Health have been assumed by us and exchanged into options to purchase our Class A common stock. The exchange of certain options issued by Marpai Health to employees of EYME Technologies Ltd., a wholly owned subsidiary of Marpai Health, is subject to the issuance of a tax ruling by the Israeli Tax Authority;

•
All awards of phantom units granted under Continental Benefits, LLC Long-Term Incentive Plan were discharged; and
•
All outstanding warrants granted by Marpai Health automatically converted into warrants to purchase our Class A common stock at the same exercise price as they were initially granted by Marpai Health.

Pre-Acquisition Entity

Structure

Marpai, Inc.’s Post-acquisition Structure

Effective Time of the Acquisition

The Acquisition became effective on April 1, 2021.

Treatment of Marpai’s Stock Options and Marpai Administrators’ Phantom Units

Each outstanding option of Marpai Health has been assumed by Marpai, Inc. and automatically converted into an option to purchase shares of Marpai, Inc.’s Class A common stock. Prior to the Effective Time, Marpai Administrators and HillCour have discharged all awards of phantom units granted under the Marpai Administrators, LLC Long-Term Incentive Plan. The aggregate value of the discharged phantom unit awards was $1,032,000.

Discharge and Satisfaction of Covered Liabilities

In addition, the seller of Continental, WellSystems, LLC, as well as its owner and affiliate, HillCour, Inc., have agreed to be exclusively responsible for, pay, fully satisfy and otherwise discharge in full certain liabilities that exist as of Closing Date or may arise in the future, related to following categories of events, facts, acts, omissions, circumstances and/or subject matters, and that relate to the period prior to the Closing Date, both known and unknown as of such date:

•
Marpai Administrators’ phantom unit awards outstanding on the Closing Date;

•
the failure of Marpai Administrators to possess or maintain effectiveness of any permit which was required for the operation of the business of Marpai Administrators prior to closing;
•
any proceedings relating to or in connection with any actual violation of or failure to comply with any Healthcare Law (as defined in the Purchase and Reorganization Agreement) prior to the Closing Date;
•
any disciplinary or enforcement action from any governmental authority related to the operation of Marpai Administrators’ business prior to closing, whether or not related to taxes or a violation of Healthcare Laws;
•
any litigation or cause of action outside the Ordinary Course of Business relating to the operation of the Marpai Administrators’ business prior to Closing
•
the failure of Marpai Administrators to pay any taxes for the period prior to closing when due;
•
any violation of the Privacy and Security Laws relating to the operation of the Marpai Administrators’ business prior to Closing;
•
any claim or litigation by a client of the Company as described in the Purchase and Reorganization Agreement; and
•
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

Directors and Executive Officers

Pursuant to the terms of the Purchase and Reorganization Agreement, all of the directors of Marpai Administrators resigned. Effective as of the Closing, the combined company’s board of directors was fixed at seven members and comprised of two former members of Marpai Health’s executive management team, four independent directors, and Damien Lamendola, the indirect majority owner of WellEnterprises USA, LLC and HillCour.

Our current management team consists of the following member of the former Marpai Health executive management team:

Name	Combined Company Position(s)	Position(s) at Marpai Health
Edmundo Gonzalez	Chief Executive Officer, Secretary, and Director	Co-founder, CEO, and Director of Marpai Health

Marpai Inc.’s acquisition of Maestro Health, LLC

On August 4, 2022, we entered into a Membership Interest Purchase Agreement (the “Agreement”) with XL America Inc., a Delaware corporation, Seaview Re Holdings Inc., a Delaware corporation (XL America Inc. and Seaview Re Holdings Inc. are collectively referred to herein as the “Equity Sellers”), and AXA S.A., a French société anonyme (the “Debt Seller,” and, together with the Equity Sellers, collectively, the “Sellers”). Pursuant to the terms of the Agreement, we agreed to acquire all of the membership interests (the “Units”) of Maestro Health (the “Maestro Acquisition”). The Equity Sellers owned an aggregate of 100% of the issued and outstanding Units of Maestro Health. The Maestro Acquisition was closed on November 1, 2022.

Maestro Health is a TPA for employee health and benefits, which offers an end-to-end health plan solution, integrating care management and cost containment for its customers. The Agreement contains representations and warranties customary for transactions of this nature negotiated between sophisticated purchasers and sellers acting at arm’s length, certain of which are qualified as to materiality and knowledge and subject to reasonable exceptions. The closing of the Maestro Acquisition was subject to certain customary closing conditions as contained in the Agreement, including: (i) that the Equity Sellers shall have sold, assigned, transferred, conveyed and delivered to the Company all of the Equity Sellers’ rights, title, and interests in and to all of the Units; and (ii) the Debt Seller shall have irrevocably transferred and assigned to us all of the Debt Seller’s rights and obligations with respect to receiving payments under that certain Term Loan Agreement, dated May 11, 2022, by and between the Debt Seller and Maestro Health, in the principal amount of $59,900,000 (the “AXA Note”).

In consideration for our acquisition of the Units, we agreed to pay the Sellers an aggregate purchase price (the “Purchase Price”) of $19,900,000 determined on the closing date (the “Base Purchase Price”), which shall be payable on or before April 1, 2024 (the “Payment Date”), and shall accrue interest until such time that is paid, such that on the Payment Date the Purchase Price, plus all accrued and unpaid interest, shall equal $22,100,000 (for clarity, the Base Purchase Price shall be adjusted, in each case, pursuant to the terms of the Agreement). We agreed to pay the Equity Sellers an amount of $100 with the balance of the Purchase Price to be paid to the Debt Seller for the repayment of the AXA Note. In no event will we be responsible for any further payments for the repayment of the AXA Note other than the repayment of the Purchase Price as provided in the Agreement. Following the Payment Date, any unpaid portion of the Purchase Price shall accrue interest at ten percent (10%) per annum, compounding annually, calculated on the basis of a 365-day year for the actual number of days elapsed (the “Specified Rate”), and shall be repaid as promptly as practicable to the Debt Seller. In addition, in the event we or one of our subsidiaries receive proceeds from the sale of any securities in a private placement or public offering of securities (each an “Offering”), then we shall pay to the Debt Seller an amount equal to thirty-five percent (35%) of the net proceeds of the Offering no later than sixty (60) days after the closing of Offering until such time as the Purchase Price has been paid in full.

Notwithstanding the foregoing, we shall be required to make accumulated annual payments to the Debt Seller, representing the Purchase Price, as follows: (i) $5,000,000 to be paid by December 31, 2024, (ii) $11,000,000 to be paid by December 31, 2025, and (iii) $19,000,000 to be paid by December 31, 2026.

In addition, we are obligated to pay the full amount of any remaining unpaid Purchase Price (inclusive of any accrued interest at the Specified Rate) by no later than year-end 2027, and in no event shall we be required to pay total cash consideration equal to more than the aggregate amount of the Purchase Price (as adjusted pursuant to the terms of the Agreement).

Maestro Health LLC

Maestro Health is a Self-Funded Health Plan service provider which delivers a complete, all-in employee health and benefits solution to brokers, carriers, and employers.

Maestro Health is a Delaware domiciled limited liability company. It was formerly known as Maestro Health Inc., a Delaware domiciled corporation, which was organized on May 2, 2013. Maestro Health, Inc. converted to Maestro Health, LLC effective as of December 17, 2020. Maestro Health’s services help employers control all aspects of the complex employee health and benefits system. Maestro Health owns and operates self-funded insurance administration, benefits administration, enrollment, ACA compliance, consumer directed health care account administration, medical management, and consolidated billing solution applications, unifying them on a single, comprehensive mobile and web platform. In 2021, it added an Out of Network Repricing Solution and an Rx Patient Assistance Program to its service offerings.

Maestro Health’s wholly owned subsidiaries are Integra Employer Health, LLC, Context Benefit Advisors, LLC (formerly Colton Groome Benefit Advisors, LLC), Workable Solutions, LLC, and Group Associates, Inc.

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

Additionally, a significant component of Marpai’s services requires the collection and processing of personal information, including protected health information. We collect and may use personal information to help run our business and enable us to provide our services. In some instances, we may use third party service providers to assist us in the above.

Health Care Reform

The Patient Protection and Affordable Care Act ("ACA") was enacted into law in 2010. The provisions of the ACA are comprehensive and varied and are generally directed at implementing health insurance reforms, such as Medicare, Medicaid and the State Children’s Health Insurance Program, to increase health insurance coverage and reduce the number of uninsured and reshaping the health care delivery system to increase quality and efficiency and reduce cost. Certain provisions of the ACA took effect immediately or within a few months, while others will be phased in over time, ranging from one year to ten years. Because of the complexity of health care reform generally, additional legislation is likely to be considered and enacted over time. The ACA, and any subsequent health care reform legislation, will require the promulgation of substantial regulations with significant effect on the health care industry. Thus, the health care industry may be subjected to significant new statutory and regulatory requirements, and consequently to structural and operational changes and challenges, for a substantial period. In addition, there have been judicial and congressional challenges to various elements of the ACA, as well as efforts to modify certain aspects of the ACA.

The implementation of the ACA has changed healthcare financing and delivery by both governmental and private insurers substantially, and affected medical device manufacturers significantly. The ACA, among other things, implemented payment system reforms including a national pilot program on payment bundling to encourage hospitals, physicians and other providers to improve the coordination, quality and efficiency of certain healthcare services through bundled payment models.

Reimbursement

Neither we nor our self-insured clients receive reimbursements from federal health care programs such as Medicare, Medicaid, CHIP, TRICARE and the Veterans Administration. If in the future, we receive reimbursements from these programs, which are subject to complex statutory and regulatory requirements, administrative rulings, interpretations of policy, determinations by fiscal intermediaries and government funding restrictions, all of which would materially increase or decrease reimbursement to our Company.

The process for determining whether a payor will provide coverage for a product is typically separate from the process for setting the reimbursement rate that the payor will pay for the product. A payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be available. Additionally, in the United States there is no uniform policy among payors for coverage or reimbursement. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies, but also have their own methods and approval processes. Therefore, coverage and reimbursement for products can differ significantly from payor to payor. If coverage and adequate reimbursement are not available, or are available only at limited levels, successful commercialization of, and obtaining a satisfactory financial return on, any product we develop may not be possible.

In the United States, there have been, and continue to be proposed and enacted legislation at the federal and state levels designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services (“HHS”) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the Inflation Reduction Act (“IRA”) passed on August 16, 2022. The IRA, among other things, (1) directs HHS to negotiate the price of certain highly-utilized single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, the Biden administration released an additional executive order on October 14, 2022, directing HHS to submit a report within 90 days on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

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

The federal anti-kickback law (the “Anti-Kickback Law”) prohibits, among other things, knowingly and willfully offering or receiving remuneration to induce the referral of items or services that are reimbursable by a federal health care program, or (ii) the purchase, lease, or order of, or the arrangement or recommendation of the purchasing, leasing, or ordering of any item or service reimbursable in whole or in part under Medicare, Medicaid or other federal healthcare programs. The Office of Inspector General has issued a series of regulations, known as the “safe harbors” which immunizes the parties to the business arrangement from prosecution under the Anti-Kickback Law. The failure of a business arrangement to fit within a safe harbor does not necessarily mean that the arrangement is illegal. Many states have adopted laws like the Anti- Kickback Law, and some apply to items and services reimbursable by any payer, including private insurers.

Noncompliance with the Federal Anti-Kickback Statute can result in civil, administrative and/or criminal penalties, restrictions on the ability to operate in certain jurisdictions, and exclusion from participation in Medicare, Medicaid or other federal healthcare programs. In addition, non-compliance can result in the need to curtail and/or restructure operations. Any penalties, damages, fines, exclusions, curtailment or restructuring of operations could adversely affect the ability to operate a business, financial condition, and results of operations. A violation of the Federal Anti-Kickback Statute can serve as a false or fraudulent claim for purposes of the civil False Claims Act and the civil monetary penalties statute.

The so-called Stark Law prohibits physician referrals of Medicare patients to an entity providing certain “designated health services” if the physician or an immediate family member of the physician has any financial relationship with the entity and the financial relationship does not fall within one of the enumerated exceptions to the Stark Law. The Stark Law also prohibits state receipt of federal Medicaid matching funds for services furnished pursuant to a prohibited referral. In addition to the Stark Law, many states have their own self- referral bans, which may extend to all self-referrals, regardless of the payer.

The federal False Claims Act imposes liability for the submission (or causing the submission) of false or fraudulent claims for payment to the federal government, including for certain violations of the Stark Law. The knowing and improper failure to return an overpayment can serve as the basis for a False Claims Act action and Medicare and Medicaid overpayments must be reported and returned within 60 days of identification. Furthermore, violation of the Stark Law also resulted in denial of payment for the underlying testing services. The private parties (known as “qui tam relators”) of the False Claims Act allow a private individual to bring an action on behalf of the federal government and to share in any amounts paid by the defendant to the government in connection with the action. Various states have enacted similar laws modeled after the False Claims Act that apply to items and services reimbursed under Medicaid and other state health care programs, and, in several states, such laws apply to claims submitted to all payers.

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

The federal False Claims Act also provides that private parties may bring an action on behalf of (and in the name of) the United States to prosecute a federal False Claims Act violation. These qui tam relators may share in a percentage of the proceeds that result from a federal False Claims Act action or settlement. A person or entity found to have violated the federal False Claims Act may be held liable for a per claim civil penalty. For penalties assessed after June 19, 2020, whose associated violations occurred after November 2, 2015, the penalties range from $11,665 to $23,331 for each false claim, plus three times the amount of damages sustained by the government. The minimum and maximum per claim penalty amounts are subject to annual increases for inflation.

Many states have also adopted some form of anti-kickback and anti-referral laws and false claims acts and civil monetary penalties and other fraud and abuse provisions that apply regardless of payer, in addition to items and services reimbursed under Medicaid and other state programs. A determination of liability under such laws could result in fines, penalties, and exclusion, as well as restrictions on the ability to operate in these jurisdictions.

State and Federal Privacy and Data Security Laws

The Health Insurance Portability and Accountability Act of 1996 and its implementing regulations (HIPAA) and the Health Information Technology for Economic and Clinical Health Act of 2009 and its implementing regulations (HITECH) govern the collection, use, disclosure, maintenance and transmission of identifiable patient information (“Protected Health Information” or “PHI”). HIPAA and HITECH apply to covered entities, which may include health plans as well as to those entities that contract with covered entities (“Business Associates”). HITECH imposes breach notification obligations that require the reporting of breaches of “Unsecured Protected Health Information” or PHI that has not been encrypted or destroyed in accordance with federal standards. Furthermore, the regulations established standard data content and format requirements for submitting electronic claims and other administrative health transactions. Health care providers and health plans are required to use standard formats when transmitting claims, referrals, authorizations, and certain other transactions electronically. Business Associates are subject to potentially significant civil and criminal penalties for violating HIPAA.

In addition to HIPAA, we are subject to other state and federal laws and regulations that address privacy, data protection and the collection, storing, sharing, use, transfer, disclosure and protection of certain types of data. Such regulations include the CAN-SPAM Act, the Telephone Consumer Protection Act of 1991, Section 5(a) of the Federal Trade Commission Act, and the California Consumer Privacy Act (“CCPA”), as amended by the California Privacy Rights Act (“CPRA"), which, where applicable, provides consumers with additional privacy rights.

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

State Managed Care Laws

State insurance and managed cared laws and regulations regulate the contractual relationships with managed care organizations, utilization review programs and third-party administrator activities. These regulations differ from state to state, and may contain network, contracting, and financial and reporting requirements, as well as specific standards for delivery of services, payment of claims, and adequacy of health care professional networks. These laws may apply to us in the event we engage in business transactions with state managed care programs.

Corporate practice of medicine and fee-splitting and laws

Many states have laws prohibiting physicians from practicing medicine in partnership with non- physicians, such as business corporations. In addition, many states, including New York, prohibit certain licensed professional, like physicians, from sharing professional fees with non-licensees. As we do not engage in the practice of medicine, we do not contract with licensees to render professional medical services, and we do not split fees with any medical professionals, we do not believe these laws restrict our business. We merely monitor and analyze historical claims data, including our Members’ interactions with licensed healthcare professionals and recommend the most suitable healthcare providers and/or sources of treatment. We do not provide medical prognosis or healthcare. In accordance with various states’ corporate practice of medicine laws and states’ laws and regulations which define the practice of medicine, our call center staff are prohibited from providing Members with any evaluation of any medical condition, diagnosis, prescription, care and/or treatment. Rather, our call center staff can only provide Members with general and publicly available information that is non-specific to the Members’ medical conditions and statistical information about the prevalence of medical conditions within certain populations or under certain circumstances. Our call center staffs do not discuss Members’ individual medical conditions and are prohibited from asking Members for any additional protected health information (PHI) as such term is defined under HIPAA. Our call center staff has been trained and instructed to always inform Members that they are not licensed medical professionals, are not providing medical advice, and that Members should reach out to their medical provider for any medical advice.

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

Employees

As of December 31, 2022, we have a total of 303 full-time employees, with 15 of them located in Tel Aviv, Israel. None of them are parties to any labor agreements or are represented by a labor union.

Competition

Although we believe that the services we offer our Clients are highly differentiated, we operate in a highly competitive market. We only provide administrative services to self-insured employers who provide healthcare benefits to their employees. These self-insured employers can always elect to abandon self- insurance and simply buy medical insurance from one of the large players such as, Aetna, Cigna, or United Healthcare. There can be no assurances that our Clients or prospective Clients will remain self-insured for any given period. If the number of employers which choose to self-insure declines, the size of our targeted market will shrink.

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

Impact of COVID-19 and Macroeconomic Conditions

We continue to monitor the effects of the global coronavirus pandemic outbreak, ("COVID-19") and the global macroeconomic environment, including increasing inflationary pressures; supply chain disruptions; social and political issues; regulatory matters, geopolitical tensions; and global security issues. We are also mindful of inflationary pressures on our cost base and we are monitoring the impact on customer preferences.

Available Information

Additional information about us is contained on our Internet website at www.marpaihealth.com. Information on our website is not incorporated by reference into this Annual Report. Under the “SEC Filings” and “Financial Information” sections, under the “Investors & Media” section of our website, we make available free of charge our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, ("the Exchange Act"), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our reports filed with the SEC are also made available on the SEC’s website at www.sec.gov. The following Corporate Governance documents are also posted on our website: Code of Ethics and the Charters for each of the Committees of our Board of Directors, ("Board").

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

Summary Risk Factors

Our business is subject to numerous risks and uncertainties that you should consider before investing in our company. You should carefully consider the risks described more fully below before making a decision to invest in our Class A common stock. If any of these risks occurs, our business, financial condition and results of operations would likely be materially adversely affected. These risks, include, but are not limited to, the following:

•
The report of our independent registered public accounting firm contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. If we are unable to obtain additional capital, we may not be able to continue our operations on the scope or scale as currently conducted, and that could have a material adverse effect on our business, results of operations and financial condition;
•
Marpai Administrators has had a history of operating losses, and we may not be able to generate sufficient revenue to achieve profitability;

•
we expect that we will need to raise additional capital to meet our business requirements in the future, and such capital raising may be costly or difficult to obtain and could dilute our shareholders’ ownership interests, and such offers or availability for sale of a substantial number of our common shares may cause the price of our publicly traded shares to decline;
•
the loss, termination, or renegotiation of any contract with our current Clients could materially adversely affect our financial conditions and operating results.
•
we are a party to several disputes and lawsuits, and we may be subject to liabilities arisen from these and similar disputes in the future.
•
we may be subject to penalties from the Internal Revenue Services (the "IRS");
•
our success will largely depend on our ability to continue to integrate Marpai Health and Marpai Administrators and Maestro, and effectively manage the combined company;
•
if our TopCare® program fails to provide accurate and timely predictions, or if it is associated with wasteful visits to Providers or unhelpful recommendations for Members, then this could lead to low customer satisfaction, which could adversely affect our results of operations;
•
issues in the use of A.I., including deep learning in our platform and modules, could result in reputational harm or liability;
•
if the markets for our A.I. modules and TopCare® program fail to grow as we expect, or if self- insured employers fail to adopt our TopCare® program and A.I. modules, our business, operating results, and financial condition could be adversely affected;
•
we rely on healthcare benefits brokers and consultants as our principal sales channel, and some of these companies are large and have no allegiance to us. If we do not satisfy their employer clients, they may steer not only an unsatisfied client, but others as well, to other TPAs;
•
our pricing may change over time and our ability to efficiently price our services will affect our results of operations and our ability to attract or retain Clients;
•
our sales cycles can be long and unpredictable, and our sales efforts require a considerable investment of time and expense. If our sales cycle lengthens or we invest substantial resources pursuing unsuccessful sales opportunities, our results of operations and growth would be harmed;
•
because we generally recognize revenue ratably over the term of the contract for our services, a significant downturn in its business may not be reflected immediately in our results of operations, which increases the difficulty of evaluating our future financial performance;
•
Marpai Administrators has a high annual customer attrition rate historically. The loss, termination, or renegotiation of any contract with Marpai Administrators’ current Clients could have a material adverse effect on our financial conditions and operating results;
•
if we do not have access to A.I. talent or fail to expand our A.I. models, we may not remain competitive, and our revenue and results of operations could suffer;
•
failure by our Clients to obtain proper permissions and waivers may result in claims against us or may limit or prevent our use of data, which could harm our business;
•
absence of change of control and/or assignment provisions in Marpai Administrators’ data privacy policy and Non-Disclosure Agreements about the sharing of confidential information could adversely affect our business;
•
if our security measures are breached or unauthorized access to client data is otherwise obtained, our product and service offerings may be perceived as not being secure, Clients may reduce the use of or stop using our services, and we may incur significant liabilities;
•
integrating Maestro’s business with the Company’s business may be more difficult, costly, or time-consuming than expected, and the Company may not realize the expected benefits of its acquisition of Maestro, which may adversely affect the Company’s business, financial condition, and results of operations;
•
global or regional health pandemics or epidemics, including COVID-19, could negatively impact our business operations, financial performance, and results of operations;
•
potential political, economic, and military instability in the State of Israel, where our research and development facilities are located, may adversely affect our results of operations;

•
our operations may be disrupted because of the obligation of Israeli citizens to perform military service;
•
because a certain portion of our expenses is incurred in currencies other than the US Dollar, our results of operations may be harmed by currency fluctuations and inflation;
•
employment and other material contracts we have with our Israeli employees are governed by Israeli laws. Our inability to enforce or obtain a remedy under these agreements could adversely affect our business and financial condition;
•
investors may have difficulties enforcing a U.S. judgment, including judgments based upon the civil liability provisions of the U.S. federal securities laws against one of our directors or asserting U.S. securities laws claims in Israel;
•
unanticipated changes in our effective tax rate and additional tax liabilities, including as a result of our international operations or implementation of new tax rules, could harm our future results;
•
we rely on third-party providers, including Amazon Web Services, for computing infrastructure, network connectivity, and other technology-related services needed to deliver our service offerings. Any disruption in the services provided by such third-party providers could adversely affect our business and subject us to liability;
•
we rely on Internet infrastructure, bandwidth providers, data center providers, other third parties, and our own systems for providing services to our users, and any failure or interruption in the services provided by these third parties or our own systems could expose us to litigation, potentially require us to issue credits to our Clients, and negatively impact our relationships with Members or Clients, adversely affecting our brand and our business;
•
we employ third-party licensed software and software components for use in or with our TopCare® program, and the inability to maintain these licenses or the presence of errors in the software we license could limit the functionality of our TopCare® program and result in increased costs or reduced service levels, which would adversely affect our business;
•
any failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and our brand;
•
we may not be able to adequately defend against piracy of intellectual property in foreign jurisdictions;
•
we may be sued by third parties for alleged infringement of their proprietary rights or misappropriation of intellectual property;
•
our TopCare® program utilizes open-source software, and any failure to comply with the terms of one or more of these open-source licenses could adversely affect our business;
•
government regulation of healthcare creates risks and challenges with respect to our compliance efforts and our business strategies;
•
our business could be adversely impacted by changes in laws and regulations related to the Internet or changes in access to the Internet generally;
•
as a “controlled company” under the rules of the Nasdaq Capital Market, we may choose to exempt our company from certain corporate governance requirements that could have an adverse effect on our public shareholders;
•
certain of our founding shareholders will continue to own a significant percentage of our Class A common stock and will be able to exert significant control over matters subject to shareholder approval; and
•
an active trading market may not develop for our securities, and you may not be able to sell your Class A common stock at or above the offering price per share.

Risks Related to Managing and Growing Our TPA Business

We have relatively limited experience with our A.I. powered TopCare program®, and initial results may not be indicative of future performance.

Sale of products and services through Marpai Administrators’ TopCare® program is key to our success. We believe that our A.I. models with deep learning functionality and predictive algorithms give us the ability to predict chronic conditions and costly medical procedures, and these factors differentiate us from other TPAs. In January 2021, our A.I.- powered TopCare program® went live, making it possible for us to offer our members care management with high-impact predictions. Although our A.I. technology has not yet been integrated with any of our TPA business’ core systems, other than TopCare, to date, we plan to use A.I. in virtually every part of our TPA business.

We currently project that we will need additional capital to fund our current operations and capital investment requirements until we scale to a revenue level that permits cash self-sufficiency. As a result, we need to raise additional capital or secure debt funding to support on-going operations until such time. This projection is based on our current expectations regarding revenues, expenditures, cash burn rate and other operating assumptions. The sources of this capital are anticipated to be from the sale of equity and/or debt. Alternatively, or in addition, we may seek to sell assets which we regard as non-strategic. Any of the foregoing may not be achievable on favorable terms, or at all,. Additionally, any debt or equity transactions may cause significant dilution to existing stockholders.

If we are unable to raise additional capital moving forward, its ability to operate in the normal course and continue to invest in its product portfolio may be materially and adversely impacted and we may be forced to scale back operations or divest some or all of its assets.

There can be no assurances as to how long it will take for our A.I.- powered TopCare program® to resonate with Marpai Administrators’ current Clients, or at all. Even with interested Clients, it will likely take some time for the TopCare® program to yield measurable results.

The audited consolidated financial statements for the year ended December 31, 2022 include an explanatory paragraph in our independent registered public accounting firm’s audit report stating that there are conditions that raise substantial doubt about our ability to continue as a going concern.

As of December 31, 2022, we had an accumulated deficit of $48.0 million and working capital of $9.2 million. As of December 31, 2022, we had $20.2 million of debt and $13.8 million of unrestricted cash on hand. For the year ended December 31, 2022, we recognized a net loss of $26.5 million and negative cash flows from operations of $35.2 million. Since inception, we have met our cash needs through proceeds from issuing convertible notes, warrants and our IPO and we expect that we will need to meet its future cash needs by raising debt, issuing equity and selling assets. Our independent registered public accounting firm, UHY LLP, has included an explanatory paragraph in their audit report that accompanies our audited consolidated financial statements as of and for the year ended December 31, 2022, stating that there are conditions that raise substantial doubt about our ability to continue as a going concern.

Management continues to evaluate funding alternatives and currently seeks to raise additional funds through the issuance of equity or debt securities, through arrangements with strategic partners or through obtaining credit from financial institutions. As we seek additional sources of financing, there can be no assurance that such financing would be available to us on favorable terms or at all. The Company is also considering disposing of what it considers non-strategic assets.

If we are unable to raise additional capital moving forward, our ability to operate in the normal course and continue to invest in our product portfolio may be materially and adversely impacted and we may be forced to scale back operations or divest some or all of our assets.

As a result of the above, in connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that our liquidity condition raises substantial doubt about our ability to continue as a going concern through twelve months from the date these consolidated financial statements are available to be issued. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

Marpai Administrators has a high annual customer attrition rate historically. The loss, termination, or renegotiation of any contract with Marpai Administrators’ current Clients could have a material adverse effect on our financial conditions and operating results.

Marpai Administrators’ largest two Clients collectively represented approximately 12.1% and 8.0% of its total gross revenue in 2021 and 2022, respectively. For the twelve months ended December 31, 2022 and 2021, its customer attrition rates were approximately 32.9% and 25.0%, respectively. We believe many Clients left due to poor customer service. Although we believe many root causes driving customer attrition have been identified, remedial actions are still in process, there is no assurance that we will be able to reduce the attrition rates going forward. If the high customer attrition rate continues, our future revenue growth will suffer and our operating results will be negatively impacted, and we may encounter difficulty in recruiting new clients due to erosion of customer confidence.

Marpai Administrators is party to several disputes and lawsuits, and we may be subject to liabilities arisen from these and similar disputes in the future.

In the normal course of the claims administration services business, we expect to be named from time to time as a defendant in lawsuits by the insureds or claimants contesting decisions by us or our Clients with respect to the settlement of their healthcare claims. Marpai Administrators’ Clients have brought claims for indemnification based on alleged actions on its part or on the part of its agents or employees in rendering services to clients. We are subject to several disputes and lawsuits of which Marpai Administrators is currently a subject. Any future lawsuits against us can be disruptive to our business. The defense of the lawsuits will be time-consuming and require attention of our senior management and financial resources, and there can be no assurances that the resolution of any such litigation will not have a material adverse effect on our business, financial condition, and results of operations.

Even though pursuant to the Purchase and Reorganization Agreement, WellEnterprises USA, LLC, has agreed to assume all liabilities of Marpai Administrators that relate to benefits claims in excess of $50,000 or that have been outstanding more than 180 days, in each case as of April 1, 2021, Marpai Administrators will ultimately be responsible for any damages that may arise from these lawsuits. To the extent that WellEnterprises USA, LLC is unable or unwilling to satisfy any such liabilities, we will be required to do so. One of our directors, Mr. Damien Lamendola is the majority shareholder of HillCour Holding Corporation, which owns HillCour.

Pursuant to the Purchase and Reorganization Agreement, $500,000 was deposited into an escrow account on April 30, 2021 to indemnify parties for fraud, breach of any representation or warranty, breach or non-performance of any post-closing covenant or agreement.

However, there can be no assurances that future lawsuits may not arise. If we are exposed to liabilities more than the amount held in escrow, our financial condition can be materially adversely affected. See “Item 1. Business — Marpai, Inc.’s Acquisition of Marpai Health and Marpai Administrators” “Business — Marpai, Inc.’s Acquisition of Marpai Health and Marpai Administrators.”

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

Because Marpai Administrators generally recognizes revenues ratably over the term of the contract for our services, a significant downturn in its business may not be reflected immediately in our results of operations, which increases the difficulty of evaluating our future financial performance.

Marpai Administrators generally recognizes technology and professional services revenue ratably over the term of a contract, which is typically one year. As a result, a substantial portion of Marpai Administrators’ revenue is generated from contracts entered into during prior periods. Consequently, a decline in new contracts in any quarter may not affect our results of operations in that quarter but could reduce our revenue in future quarters. Additionally, the timing of renewals or non-renewals of a contract during any quarter may only affect our financial performance in future quarters. For example, the non-renewal of a subscription agreement late in a quarter will have minimal impact on revenue for that quarter but will reduce our revenue in future quarters. Accordingly, the effect of significant declines in sales may not be reflected in our short- term results of operations, which would make these reported results less indicative of our future financial results. By contrast, a non-renewal occurring early in a quarter may have a significant negative impact on revenue for that quarter and we may not be able to offset a decline in revenue due to non-renewal with revenue from new contracts entered in the same quarter. In addition, we may be unable to quickly adjust our costs in response to reduced revenue.

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

Our business involves the storage and transmission of our Members’ proprietary information, including personal or identifying information regarding members and their PHI. As a result, unauthorized access or security breaches to our system or platform as a result of third-party action, employee error, malfeasance, or otherwise could result in the loss or inappropriate use of information, litigation, indemnity obligations, damage to our reputation, and other liability including but not limited to government or state Attorney General investigations. Because the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until after they are launched against a target, we may not be able to anticipate these techniques or implement adequate preventative measures. Moreover, the detection, prevention, and remediation of known or unknown security vulnerabilities, including those arising from third-party hardware or software, may result in additional direct or indirect costs and management time.

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

We believe that enhancing our reputation and brand recognition is critical to maintaining our relationships with Marpai Administrators’ existing Clients and to our ability to attract new Clients. The promotion of our Marpai brand may require us to make substantial investments and we anticipate that, as our market becomes increasingly competitive, these marketing initiatives may become increasingly difficult and expensive. Our marketing activities may not be successful or yield increased revenue, and to the extent that these activities yield increased revenue, the increased revenue may not offset the expenses we incur and our results of operations could be harmed. In addition, any factor that diminishes our reputation or that of our management, including failing to meet the expectations of our Clients, or any adverse publicity surrounding one of our investors or Clients, could make it substantially more difficult for us to attract new Clients. If we do not successfully enhance our reputation and brand recognition, our business may not grow and we could lose our relationships with Marpai Administrators’ existing clients, which would harm our business, results of operations, and financial condition.

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

Global or regional health pandemics or epidemics, including the COVID-19 pandemic, could negatively impact our business operations, financial performance, and results of operations.

Our business and financial results could be negatively impacted by other pandemics or epidemics. During 2022, the COVID-19 pandemic significantly impacted economic activity and markets around the world, and it could negatively impact our business in numerous ways, including but not limited to those outlined below:

•
the number of employers who will choose to self-insure or remain to be self-insured may decline;
•
Clients and prospective Clients may be less willing to pay the added fees for our TopCare® program due to significant capital constraints as a result of the COVID-19 pandemic and the macro-economic environment;
•
Clients may have difficulty gaining timely access to sufficient credit or obtaining credit on reasonable terms, which could impair their ability to make timely payments to us;
•
disruptions or uncertainties related to the COVID-19 pandemic for a sustained period of time could result in delays or modifications to our strategic plans and initiatives and hinder our ability to achieve our business objectives; and
•
illness, travel restrictions or workforce disruptions could negatively affect our business processes.

Any continuing negative impacts of the COVID-19 pandemic and its aftermath. Our business may be adversely affected by market and economic volatility experienced by the U.S. and global economies and the healthcare industry. The COVID-19 pandemic, which has caused a broad impact globally, may materially affect us economically. Unfavorable market and economic conditions may be due to, among other things, rising or sustained high interest rates and high inflation, labor market challenges, supply chain disruptions, volatility in the public equity and debt markets, pandemics (such as the COVID-19 pandemic), geopolitical instability (such as the war in Ukraine), and other conditions beyond our control. These and other impacts of the COVID-19 or other global or regional health pandemics or epidemics could have the effect of heightening many of the other risks described in this “Item 1A. Risk Factors” section.

Risk Related to the Company’s Acquisition of Maestro Health, LLC

Integrating Maestro’s business with our business may be more difficult, costly, or time-consuming than expected, and the Company may not realize the expected benefits of its acquisition of Maestro, which may adversely affect our business, financial condition, and results of operations.

If we experience greater than anticipated costs to integrate, or are not able to successfully integrate, Maestro’s business into our operations, we may not be able to achieve the anticipated benefits of its acquisition of Maestro, including cost savings, integration and retaining employees and other synergies and growth opportunities. Even if the integration of Maestro’s business is successful, we may not realize all of the anticipated benefits of our acquisition of Maestro during the anticipated time frame, or at all. For example, events outside of our control, such as changes in regulations and laws, as well as economic trends, including as a result of the COVID-19 pandemic, could adversely affect our ability to realize the expected benefits from our acquisition of Maestro. An inability to realize the full extent of the anticipated benefits of our acquisition of Maestro could have an adverse effect upon our revenue, level of expenses, and results of operations.

Maestro may have liabilities that are not known to us.

Maestro may have liabilities that we failed, or were unable, to discover in the course of performing our due diligence investigations in connection with our acquisition of Maestro. We may learn additional information about Maestro that materially and adversely affect us and Maestro, such as unknown or contingent liabilities and liabilities related to compliance with applicable laws. Moreover, Maestro may be subject to audits, reviews, inquiries, investigations, and claims of non-compliance and litigation by federal and state regulatory agencies which could result in liabilities or other sanctions. Any such liabilities or sanctions, individually or in the aggregate, could have an adverse effect on our business, financial condition, and results of operations.

We have made certain assumptions relating to the Maestro acquisition that may prove to be materially inaccurate.

We have made certain assumptions relating to the Maestro acquisition that may prove to be inaccurate, including as the result of the failure to realize the expected benefits of the Maestro acquisition, failure to realize expected revenue growth rates, higher than expected operating and transaction costs, as well as general economic and business conditions that adversely affect us.

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

The Israeli government is currently pursuing extensive changes to Israel’s judicial system. In response to the foregoing developments, individuals, organizations and institutions, both within and outside of Israel, have voiced concerns that the proposed changes may negatively impact the business environment in Israel including due to reluctance of foreign investors to invest or conduct business in Israel, as well as to increased currency fluctuations, downgrades in credit rating, increased interest rates, increased volatility in securities markets, and other changes in macroeconomic conditions. Such proposed changes may also adversely affect the labor market in Israel or lead to political instability or civil unrest.

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

Our reporting and functional currency is the U.S. Dollar, but a portion of our operations expenses are denominated in the New Israeli Shekel (“NIS”) — 9% or $5.0 million, in 2022. As a result, we are exposed to some currency fluctuation risks, largely derived from our current and future engagements for payroll and lease obligations in Israel. Fluctuation in the exchange rates of foreign currency has an influence on the cost of goods sold and our operating expenses. For instance, during the prior year period ending on December 31, 2022, the NIS has decreased in value relative to U.S. dollars by over 4%, resulting in a 4% decrease in our operating expenses in Israel. We may, in the future, decide to enter currency hedging transactions to decrease the risk of financial exposure from fluctuations in the exchange rate of the currencies mentioned above in relation to the US Dollar. These measures, however, may not adequately protect us from adverse effects.

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

We rely on internal systems as well as third-party vendors, including data center, bandwidth, and telecommunications equipment or service providers, to provide our services. We do not maintain redundant systems or facilities for some of these services. In the event of a catastrophic event with respect to one or more of these systems or facilities, we may experience an extended period of system unavailability, which could negatively impact our relationship with users or clients. To operate without interruption, both we and our service providers must guard against:

•
damage from fire, power loss, and other natural disasters;
•
communications failures;
•
security breaches, computer viruses, ransomware, and similar disruptive problems; and
•
other potential interruptions.

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

The reliability and performance of the Internet may be harmed by increased usage or by denial-of-service attacks. The Internet has experienced a variety of outages and other delays because of damages to portions of its infrastructure, and it could face outages and delays in the future. These outages and delays could reduce the level of Internet usage as well as the availability of the Internet to us for delivery of our Internet-based services.

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

There is considerable patent and other intellectual property development activity in our industry. Our future success depends in part on not infringing upon the intellectual property rights of others. Our competitors, as well as a number of other entities and individuals, including so-called non-practicing entities, may own or claim to own intellectual property relating to our TopCare® program. Not all employees and contractors of Marpai Administrators have signed non-compete and non-disclosure agreements with the Company. From time to time, third parties may claim that we are infringing upon their intellectual property rights or that we have misappropriated their intellectual property. For example, in some cases, very broad patents are granted that may be interpreted as covering a wide field of healthcare data storage and analytics solutions or machine learning and predictive modeling methods in healthcare. As competition in our market grows, the possibility of patent infringement, trademark infringement, and other intellectual property claims against us increases. In the future, we expect others to claim that our TopCare® program and underlying technology infringe or violate their intellectual property rights. In a patent infringement claims against us, we may assert, as a defense, that we do not infringe the relevant patent claims, that the patent is invalid or both. The strength of our defenses will depend on the patents asserted, the interpretation of these patents, and our ability to invalidate the asserted patents. However, we could be unsuccessful in advancing non-infringement and/or invalidity arguments in our defense. In the United States, issued patents enjoy a presumption of validity, and the party challenging the validity of a patent claim must present clear and convincing evidence of invalidity, which is a high burden of proof. Conversely, the patent owner need only prove infringement by a preponderance of the evidence, which is a lower burden of proof. We may be unaware of the intellectual property rights that others may claim cover some or all our technology or services. Because patent applications can take years to issue and are often afforded confidentiality for some period there may currently be pending applications, unknown to us, that later result in issued patents that could cover one or more aspects of our technology and services. Any claims or litigation could cause us to incur significant expenses and, whether successfully asserted against us, could require that we pay substantial damages, ongoing royalty or license payments, or settlement fees, prevent us from offering our TopCare® program or using certain technologies, require us to re-engineer all or a portion of our platform, or require that we comply with other unfavorable terms. We may also be obligated to indemnify our clients or business partners or pay substantial settlement costs, including royalty payments, in connection with any such claim or litigation and to obtain licenses, modify applications, or refund fees, which could be costly. Even if we were to prevail in such a dispute, any litigation regarding our intellectual property could be costly and time-consuming and divert the attention of our management and key personnel from our business operations.

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

Risks Related to Conducting our Business Under a Complex and Evolving Set of Governmental Regulations

Government regulation of the healthcare industry creates risks and challenges with respect to our compliance efforts and our business strategies.

In the United States and some foreign jurisdictions, there have been, and continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could create unexpected liabilities for us, cause us to incur additional costs, and restrict our operations. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access.

Many healthcare laws are complex, and their application to specific services and relationships may not be clear. In particular, many existing healthcare laws and regulations, when enacted, did not anticipate the data analytics and improvement services that we provide, and these laws and regulations may be applied to our product and service offerings in ways that we do not anticipate, particularly as we develop and release new and more sophisticated solutions. Certain changes to laws impacting our industry, or perceived intentions to do so, could affect our business and results of operations. Some of the risks we face from healthcare regulation are described below:

•
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
•
demand for our services, and force us to expend significant capital, research and development, and other resources to address the failure.
•
Health Data Privacy Laws. There are numerous federal and state laws related to health information privacy. In particular, the federal Health Insurance Portability and Accountability Act of 1996, as amended by the HITECH and their implementing regulations, which we collectively refer to as “HIPAA,” include privacy standards that protect individual privacy by limiting the uses and disclosures of PHI and implementing data security standards that require covered entities to implement administrative, physical, and technological safeguards to ensure the confidentiality, integrity, availability, and security of PHI in electronic form. In addition to enforcement actions initiated by regulatory bodies under HIPAA, violations or breaches caused by us or our contractors may result in related claims against us by clients, which may be predicated upon underlying contractual responsibilities, and by Members, which may be predicated upon tort law or state privacy claims, as HIPAA does not contain a private right of action. HIPAA also specifies formats that must be used in certain electronic transactions, such as admission and discharge messages and limits the fees that may be charged for certain transactions, including claim payment transactions. By processing and maintaining PHI on behalf of our covered entity clients, we are a HIPAA business associate and mandated by HIPAA to enter into written agreements with our covered entity clients — known as Business Associate Agreements (“BAAs”) — that require us to safeguard PHI. BAAs typically include;
•
a description of our permitted uses of PHI;
•
a covenant not to disclose that information except as permitted under the BAAs and to require that our subcontractors, if any, are subject to the substantially similar restrictions;
•
assurances that reasonable and appropriate administrative, physical, and technical safeguards are in place to prevent misuse of PHI;
•
an obligation to report to our client any use or disclosure of PHI other than as provided for in the BAAs;
•
a prohibition against our use or disclosure of PHI if a similar use or disclosure by our client would violate the HIPAA standards;
•
the ability of our clients to terminate the underlying support agreement if we breach a material term of the BAAs and are unable to cure the breach;
•
the requirement to return or destroy all PHI at the end of our services agreement; and

•
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

•
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
•
Corporate Practice of Medicine Laws and Fee-Splitting Laws. Many states have enacted laws prohibiting physicians from practicing medicine in partnership with non-physicians, such as business corporations. In addition, many states prohibit certain licensed professionals, such as physicians, from splitting professional fees with non-licensees. As we do not engage in the practice of medicine, we do not contract with providers to render medical care, and we do not split fees with any medical professionals, we do not believe these laws restrict our business. Our activities involve only monitoring and analyzing historical claims data, including our Members’ interactions with licensed healthcare professionals, and recommend the most suitable healthcare providers and/or sources of treatment. We do not provide medical prognosis or healthcare. In accordance with various states’ corporate practice of medicine laws and states’ laws and regulations which define the practice of medicine, our call center staff are prohibited from providing Members with any evaluation of any medical condition, diagnosis, prescription, care and/or treatment. Rather, our call center staff can only provide Members with general and publicly available information that is non-specific to the Members’ medical conditions and statistical information about the prevalence of medical conditions within certain populations or under certain circumstances. Our call center staffs do not discuss Members’ individual medical conditions and are prohibited from asking Members for any additional PHI as such term is defined under HIPAA. Our call center staff have been trained and instructed to always inform Members that they are not licensed medical professionals, are not providing medical advice, and that Members should reach out to their medical provider for any medical advice.
•
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
•
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
•
register and list our A.I. products with the FDA;
•
notify the FDA and demonstrate substantial equivalence to other products on the market before marketing our analytics applications;
•
submit a de novo request to the FDA to down-classify our analytics applications prior to marketing; or
•
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

The A.I. algorithm is currently manufactured in Israel by Marpai Labs. The manufacturer is in the process of meeting all FDA importation clearance for the device. Additionally, the manufacturer is in the process of listing itself as a manufacturer with the FDA.

The A.I. algorithm has undergone testing to follow the Quality System regulation (that includes camp’s) (good manufacturing practices) and QC controls in the design, development, A.I. training and testing. Marpai A.I. algorithms have been validated by our R&D team to determine generalizability, accuracy and reliability and are monitored carefully. Additionally, the algorithms were trained on large, diverse patient datasets to ensure they are not biased and that they perform as assumed across diverse sets of patients and settings. The regulatory landscape is evolving, and FDA is in the process of issuing a comprehensive guidance on A.I. software which may change how our product is regulated.

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

Further, on February 11, 2019, Office of the National Coordinator for Health Information Technology CMS proposed complementary new rules to support access, exchange, and use of electronic health information. The proposed rules, some of which have now been finalized and are in effect, are intended to clarify provisions of the 21st Century Cures Act regarding interoperability and “information blocking,” and have created significant new requirements for health care industry participants.

The CMS proposed rule focuses on health plans, payers, and health care providers and proposes measures to enable members to move from health plan to health plan, provider to provider, and have both their clinical and administrative information travel with them.

The rules, some of which have recently taken effect, may benefit us in that certain EHR vendors will no longer be permitted to interfere with our attempts at integration, but the rules may also make it easier for other similar companies to enter the market, creating increased competition, and reducing our market share. It is unclear at this time what the costs of compliance with the rules will be, and what additional risks there may be to our business, as only portions of the rules have become effective. For additional detail regarding health care reform activities that may impact our business, see “Item 1. Business—Government Regulation—Healthcare Reform.”

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

As a public company, we are subject to the reporting requirements of the Exchange Act, the listing standards of Nasdaq and other applicable securities rules and regulations. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting, and financial compliance costs, make some activities more difficult, time-consuming, and costly, and place significant strain on our personnel, systems, and resources. For example, the Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and results of operations. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could harm our business, results of operations, and financial condition.

We also expect that being a public company and these rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our Board, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

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

Risk Related to Our Class A Common Shares

Our issuance of additional capital stock in connection with financings, acquisitions, investments, the 2021 Global Stock Incentive Plan or otherwise will dilute all other stockholders.

We expect that we will need to raise additional capital through equity and possibly debt financings to fund our ongoing operations and possible acquisitions. If we raise capital through equity financings in the future, that will result in dilution to all other stockholders. If we raise debt in the future, this debt may be perceived as increasing the risk associated with investing in our Class A Common Stock which may have a negative impact on the price of the stock. We also expect to grant substantial equity awards to employees, directors, and consultants under the 2021 Global Stock Incentive Plan (the "2021 Plan") and we expect to ask our shareholders to approve a substantial increase to this incentive plan which will enable our Board to grant additional equity grants in the future, all of which will result in dilution or potential dilution to all the stockholders. As part of our business strategy, we may acquire or make investments in complementary companies, products, or technologies and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per-share value of our Class A common stock to decline.

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

Certain of our founding shareholders will continue to own a significant percentage of our Class A common stock and will be able to exert significant control over matters subject to shareholder approval. -

Certain of our founding shareholders, including HillCour Investment Fund, LLC, WellEnterprises USA, LLC, Eli David, Yaron Eitan, Grays West Ventures LLC, and our Chief Executive Officer, Edmundo Gonzalez, collectively beneficially own more than 70% of our total voting power through an Agreement Relating to Voting Power Between Co-Founders of Marpai, Inc. and Grant of a Power of Attorney. These shareholders will collectively beneficially own approximately 43.9%. These shareholders can substantially influence us through this ownership position. For example, these shareholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction.

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

Certain of our founding shareholders including HillCour Investment Fund, LLC, WellEnterprises USA, LLC, Eli David, Yaron Eitan Grays West Ventures LLC and our Chief Executive Officer, Edmundo Gonzalez collectively beneficially own 41.3% of our total voting power through an Agreement Relating to Voting Power Between Co-Founders of Marpai, Inc. and Grant of a Power of Attorney and Proxy more fully described herein. As such, we meet the definition of a “controlled company” under the corporate governance standards for Nasdaq listed companies and we will be eligible to utilize certain exemptions from the corporate governance requirements of the Nasdaq Stock Market. We are a “controlled company” within the meaning of Nasdaq Listing Rule 5615(c). As a controlled company, we qualify for, and our Board, the composition of which is and will be controlled by these shareholders may rely upon, exemptions from several of Nasdaq’s corporate governance requirements, including requirements that:

•
most of the Board consist of independent directors
•
compensation of officers be determined or recommended to the Board by a majority of its independent directors or by a compensation committee comprised solely of independent directors; and
•
director nominees be selected or recommended to the Board by a majority of its independent directors or by a nominating committee that is composed entirely of independent directors.

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

We have been notified by The Nasdaq Stock Market LLC of our failure to comply with certain continued listing requirements and, if we are unable to regain compliance with all applicable continued listing requirements and standards of Nasdaq, our Common Stock could be delisted from Nasdaq.

Our Common Stock is currently listed on Nasdaq. In order to maintain that listing, we must satisfy minimum financial and other continued listing requirements and standards, including those regarding director independence and independent committee requirements, minimum stockholders’ equity, minimum share price, and certain corporate governance requirements.

On January 11, 2023, we received a written notification from the Listing Qualifications Department of the Nasdaq Stock Market LLC notifying us that we were not in compliance with the minimum bid price requirement for continued listing on Nasdaq, as set forth under Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”), because the closing bid price of our Common Stock was below $1.00 per share for the previous thirty (30) consecutive business days. We were granted 180 calendar days, or until July 10, 2023 to regain compliance with the Minimum Bid Price Requirement. In the event we do not regain compliance with the Minimum Bid Price Requirement by July 10, 2023, we may be eligible for an additional 180-calendar day grace period. To qualify, we will be required to meet the continued listing requirement for market value of publicly held shares and all other listing standards for Nasdaq, with the exception of the Minimum Bid Price Requirement, and will need to provide written notice to The Nasdaq Stock Market LLC of our intent to regain compliance with such requirement during such second compliance period. If we do not regain compliance within the allotted compliance period(s), including any extensions that may be granted, The Nasdaq Stock Market LLC will provide notice that our Common Stock will be subject to delisting from Nasdaq. At that time, we may appeal The Nasdaq Stock Market LLC’s determination to a hearings panel. The Company intends to monitor the closing bid price of the Company’s Class A common stock and consider its available options in the event that the closing bid price of the Company’s Class A common stock remains below $1.00 per share.

There can be no assurances that we will be able to regain compliance with the Minimum Bid Price Requirement or if we do later regain compliance with the Minimum Bid Price Requirement, that we will be able to continue to comply with all applicable Nasdaq listing requirements now or in the future. If we are unable to maintain compliance with these Nasdaq requirements, our Common Stock will be delisted from Nasdaq.

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

In connection with our IPO, approximately 3,537,703 shares of Class A common stock may be sold in the public market by existing stockholders on or about 181 days after October 29, 2021, subject to volume and other limitations imposed under the federal securities laws. Sales of substantial amounts of our Class A common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our Class A common stock and could materially impair our ability to raise capital through offerings of our Class A common stock.

In addition, as of December 31, 2021, we had 1,472,988 options outstanding that, if fully vested and exercised, would result in the issuance of shares of Class A common stock. All the shares of Class A common stock issuable upon the exercise of stock options and the shares reserved for future issuance under the 2021 Plan will be registered for public resale under the Securities Act.

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

The market price of our Class A common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•
overall performance of the equity markets and/or publicly listed technology companies;
•
actual or anticipated fluctuations in our net revenue or other operating metrics;
•
changes in the financial projections we provide to the public or our failure to meet these projections;
•
failure of securities analysts to initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow our company, or our failure to meet the estimates or the expectations of investors;
•
the economy as a whole and market conditions in our industry;
•
political and economic stability in Israel;
•
exchange rate fluctuations between U.S. dollars and Israeli New Shekel;
•
rumors and market speculation involving us or other companies in our industry;
•
announcements by us or our competitors of significant innovations, acquisitions, strategic partnerships, joint ventures, or capital commitments;
•
new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•
lawsuits threatened or filed against us;
•
recruitment or departure of key personnel;
•
other events or factors, including those resulting from war, incidents of terrorism, or responses to these events; and
•
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

Provisions in our charter documents and under Delaware law could make an acquisition of our company more difficult, limit attempts by our stockholders to replace or remove our current Board and limit the market price of our Class A common stock.

Provisions in our amended and restated certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our amended and restated certificate of incorporation and bylaws, include provisions that:

•
permit the Board to establish the number of directors and fill any vacancies and newly-created directorships; and;
•
provide that the Board is expressly authorized to make, alter, or repeal our bylaws

Moreover, Section 203 of the Delaware General Corporation Law ("DGCL") may discourage, delay, or prevent a change in control of our company. Section 203 imposes certain restrictions on mergers, business combinations, and other transactions between us and holders of 15% or more of our Class A common stock.

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

Our bylaws provide, to the fullest extent permitted by law, that a state or federal court located within the State of Delaware will be the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law:

•
any derivative action or proceeding brought on our behalf;
•
any action asserting a breach of fiduciary duty;
•
any action asserting a claim against us arising pursuant to the DGCL, our amended and restated certificate of incorporation, or our bylaws; or
•
any action asserting a claim against us that is governed by the internal affairs doctrine.

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

Our Amended and Restated Certificate of Incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for any stockholder for (a) any derivative action or proceeding brought on our behalf, (c) any action asserting a claim of breach of a fiduciary duty owed by, or other wrongdoing by, any director, officer, employee or agent of the Company to the Company or the Company’s stockholders, (c) any action asserting a claim arising pursuant to any provision of the DGCL or the Company’s Certificate of Incorporation or Bylaws, (d) any action to interpret, apply, enforce or determine the validity of the Company’s Certificate of Incorporation or Bylaws, or (e) any action asserting a claim governed by the internal affairs doctrine. The federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint, claim or proceeding asserting a cause of action arising under the Exchange Act or the Securities Act. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Stockholders cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Any person or entity purchasing or otherwise acquiring or holding any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provision in our Amended and Restated Certificate of Incorporation.

The choice-of-forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with the Company or its directors, officers or other employees, and may result in increased costs to a stockholder who has to bring a claim in a forum that is not convenient to the stockholder, which may discourage such lawsuits. Although under Section 115 of the DGCL, exclusive forum provisions may be included in a company’s certificate of incorporation, the enforceability of similar forum provisions in other companies’ certificates or incorporation or bylaws has been challenged in legal proceedings, and it is possible that a court could find these types of provisions to be inapplicable or unenforceable. If a court were to find the exclusive forum provision of our Amended and Restated Certificate of Incorporation inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and Board.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2. PROPERTIES.

Our principal executive and administrative offices are located at 5701 East Hillsborough Ave., Suite 1417, Tampa, Florida, and consist of leased office space totaling approximately 32,842 square feet, which will expire in November 2023. Its base rent is approximately $49,360 per month, subject to annual adjustments.

We lease an additional 4,133 square feet of corporate office space which houses our research and development team in Tel Aviv, Israel. Rent is approximately $16,000 per month. The current lease will expire in April 2024.

We lease an additional 31,475 square feet of corporate office space in Charlotte, North Carolina which was acquired in the acquisition of Maestro Health. Rent is approximately $46,000 per month. The current lease will expire in August 2030.

We lease an additional 5,820 square feet of corporate office space in Chicago, Illinois which was acquired in the acquisition of Maestro Health. Rent is approximately $24,000 per month. The current lease will expire in September 2028.

We lease an additional 10,019 square feet of corporate office space in Southfield, Michigan which was acquired in the acquisition of Maestro Health. Rent is approximately $18,000 per month. The current lease will expire in July 2023.

For fiscal year ended December 31, 2022, we recognized a net lease expense in the amount of $1,117,193.

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

CMS/Zelis Litigation

By letter dated September 3, 2020, the CMS notified Marpai Administrators of a complaint alleging that Marpai Administrators uses a clearinghouse (“Zelis”) that charges a percentage-based fee for Electronic Funds Transfer (“EFT”) transactions, which potentially violates HIPAA, 45 CFR 162.923(a).

CMS has indicated that the issue of providers being charged to conduct standard transactions is an industry-wide concern, and that CMS is investigating the issue. During the investigation, and until a decision is made, CMS advises that the complaint will remain open. It is in a review status and will not escalate or require additional information from Marpai Administrators at this time. CMS has advised it will contact Marpai Administrators if there are any questions or changes. There are no outstanding deadlines or next steps currently.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our shares trade on the Nasdaq Capital Market under the symbol MRAI.

As of March 21, 2023, there were 40 holders of record, and 21,412,580 of our common shares were issued and outstanding. American Stock Transfer and Trust Company, LLC is the registrar and transfer agent for our common shares. Their address is 6201 15th Avenue, 2nd Floor, Brooklyn, NY 11219, telephone: (718) 921-8300, (800) 937-5449.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We were formed as a Delaware corporation on January 22, 2021 with the intention to facilitate an initial public offering and other related transactions in order to carry on the business of two healthcare entities, Marpai Health and Marpai Administrators. We acquired Maestro Health on November 1, 2022 to increase the capacity to service the heath industry. Marpai Inc.’s mission is to positively change healthcare for the benefit of (i) our clients who are self-insured employers that pay for their employees’ healthcare benefits and engage the Company to administer the latter’s healthcare claims, to whom the Company refers as “Clients”; (ii) employees who receive these healthcare benefits from its clients, to whom we refer as “Members”, and (iii) healthcare providers including doctors, doctor groups, hospitals, clinics, and any other entities providing healthcare services or products to whom we refer as “Providers”. The Company’s mission is to positively change healthcare for the benefit of (i), (ii), and (iii).

Our company is the combination of Marpai Health, Inc., Marpai Administrators, and Maestro Health LLC. Marpai Health is our Technology focused subsidiary, with a research and development team in Tel Aviv, Israel. Marpai Administrators and Maestro are our healthcare payer subsidiaries that provides administration services to self-insured employer groups across the United States. They act as a TPA handling all administrative aspects of providing healthcare to self-insured employer groups. We have combined these two businesses to create what we believe to be the Payer of the Future, which has not only the licenses, processes and know- how of a payer but also the latest technology. This combination allows us to differentiate in the TPA market by delivering a technology-driven service that we believe can lower the overall cost of healthcare while maintaining or improving healthcare outcomes. Marpai Captive was founded in March 2022 as a Delaware corporation. Marpai Captive is intended to be engaged in the captive insurance market. Marpai Captive commenced operations in the first quarter of 2023.

Many states have enacted laws prohibiting physicians from practicing medicine in partnership with non- physicians, such as business corporations. In some states, including New York, these take the form of laws or regulations prohibiting splitting of physician fees with non-physicians or others. As we do not engage in the practice of medicine or fee-splitting with any medical professionals, we do not believe these laws restrict our business. Our activities involve only monitoring and analyzing historical claims data, including our Members’ interactions with licensed healthcare professionals, and recommending healthcare providers, Value Based Care companies and/or sources of treatment. We do not provide medical prognosis or healthcare. In accordance with various states’ corporate practice of medicine laws and states’ laws and regulations which define the practice of medicine, our call center staff are prohibited from providing Members with any evaluation or recommendation concerning a medical condition, diagnosis, prescription, care and/or treatment. Rather, our call center staff can only provide Members with general and publicly available information that is non-specific to the Members’ medical conditions and statistical information about the prevalence of medical conditions within certain populations or under certain circumstances. Our call center staff does not discuss Members’ individual medical conditions and are prohibited from asking Members for any additional PHI as such term is defined under the HIPAA. Our call center staff has been trained and instructed to always inform Members that they are not licensed medical professionals, are not providing medical advice, and that Members should reach out to their medical provider for any medical advice.

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

After the acquisition of Maestro Health, we commenced an integration project that combines the operation of Marpai Administrators and Maestro Health. We expect to complete the integration of the two businesses in 2023 and they will then operate as one business.

Representation in the Financial Statements of Marpai, Inc.

The audited consolidated financial statements of Marpai, Inc and the discussion of the results of its operations in this annual report, reflect the results of the operations of Marpai Health (and its subsidiary EYME) for all periods presented, the results of Marpai Administrators since its acquisition on April 1, 2021 and the results of Maestro Health since its acquisition on November 1, 2022.

Results of Operations – Comparison of the Years ended December 31, 2022 and 2021

	Years Ended December 31,
	2022	2021	Change	%
Revenue
Revenue	$24,341,874	$14,226,794	$10,115,080	42%
Costs and Expenses
Cost of revenue (exclusive of depreciation and
amortization shown separately below)	17,136,330	10,289,578	6,846,752	40%
Research and development	3,708,068	1,733,964	1,974,104	53%
General and administrative	12,318,529	8,055,572	4,262,957	35%
Sales and marketing	6,938,513	4,965,209	1,973,304	28%
Information technology	6,372,795	2,492,060	3,880,735	61%
Facilities	1,012,827	589,926	422,901	42%
Loss on disposal of asset	273,430	—	273,430	100%
Depreciation and amortization	3,538,237	1,961,733	1,576,504	45%
Total Costs and Expenses	51,298,729	30,088,042	21,210,687	41%
Operating Loss	(26,956,855)	(15,861,248)	(11,095,607)	41%
Other income and (expenses)
Interest expense	(266,778)	(427,178)	160,400	-60%
Other income, net	234,472	172,513	61,959	26%
Foreign exchange loss	(360)	(18,922)	18,562	-5156%
Total other expense	(32,666)	(273,587)	240,921	-738%
Loss before income taxes	(26,989,521)	(16,134,835)	(10,854,686)	40%
Income tax benefit	(521,132)	(150,000)	(371,132)	n/a
Net Loss	$(26,468,389)	$(15,984,835)	$(10,483,554)	40%
Net loss per share, basic and fully diluted	$(1.31)	$(1.59)	$0.28	-22%

Comparison of the Years December 31, 2022 and 2021

Revenues and Cost of Revenue

During the years ended December 31, 2022 and 2021, our total revenue was $24,341,874 and $14,226,794 respectively. The revenues for the year ended December 31, 2021 consists exclusively of Marpai Administrators’ revenues. The revenues for the year ended December 31, 2022 consists of Marpai Administrators’ revenues and two months of Maestro Health’s revenues. Marpai Administrators results of operations have been included in our consolidated results of operations since its acquisition on April 1, 2021. Maestro Health’s results of operations have been included in our consolidated results of operations since its acquisition on November 1, 2022. The increase was due to the revenue of Marpai Administrators amounting to approximately $6,218,809 which were not included in operating results prior to its acquisition on April 1, 2021 and the revenue of Maestro Health amounting to $3,427,334 which were not included in our operating results prior to its acquisition on November 1, 2022.

Total revenues consist of fees that we charge our customers in consideration for administering their self-insured healthcare plans as well as fees that we receive for ancillary services such as care management, case management, cost containment services, and other services provided to our customers by us or other vendors.

During the years ended December 31, 2022 and 2021, our cost of revenue exclusive of depreciation and amortization was $17,136,330 and $10,289,578, respectively. The cost of revenue for the year ended December 31, 2021 consists exclusively of Marpai Administrators’ cost of revenue. The cost of revenues for the year ended December 31, 2022 consists of Marpai Administrators’ cost of revenues and two months of Maestro Health cost of revenues. Marpai Administrators results of operations have been included in our consolidated results of operations since its acquisition on April 1, 2021. Maestro Health results of operations have been included in our consolidated results of operations since its acquisition on November 1, 2022. The increase in cost of revenue was due to cost of sales of Marpai Administrators amounting to approximately $4,546,795 which were not included in our operating results prior to its acquisition on April 1, 2021, and cost of sales of Maestro Health amounting to $2,022,613 which were not included in our operating results prior to its acquisition on November 1, 2022.

Total cost of revenues consists of (i) service fees, which primarily include vendor fees associated with the client’s benefit program selections, (ii) the direct labor cost associated with claim management and processing services, and (iii) direct labor costs associated with providing customer support and services to the clients, members, and other external stakeholders as well as direct labor costs associated with care and case management services.

Research and Development Expenses

We incurred $3,708,068 of research and development expenses for the year ended December 31, 2022 compared to $1,733,964 for the year ended December 31, 2021, an increase of $1,974,104 or 53%. The increase in research and development expenses is attributable to increased expenditures in EYME and Marpai, Inc. EYME increases were amounting to approximately $1,147,065, and associated primarily with a higher number of research and development personnel and consultants, and coupled with a decrease of approximately $654,156 in the amount of research and development costs that were capitalized during 2022 as compared to 2021. We began to capitalize certain research and development costs when certain projects reached the development stage in August 2020, which resulted in a substantial portion of the software development costs being capitalized commencing at that time. EMYE also incurred increased cloud service cost of $215,757. Our increases amounted to approximately $1,006,618 and was associated primarily with a higher stock compensation of $374,761. In March 2022, we added a new President of Product and Development, whose time is being split in all aspects of the business, which resulted in an allocation of additional compensation of $449,125 included in research and development expenses.

General and Administrative Expenses

We incurred $12,318,529 of general and administrative expenses for the year ended December 31, 2022 compared to $8,055,572 for the year ended December 31, 2021, an increase of $4,262,957. The increase in general and administrative expenses was due to general and administrative expenses of Marpai Administrators amounting to approximately $997,972 which were not included in our operating results prior to its acquisition on April 1, 2021 and general and administrative expenses of Maestro Health amounting to approximately $1,747,804 which were not included in our operating results prior to its acquisition on November 1, 2022. In addition, in 2021, we reversed a prior accrual for an IRS penalty in the amount of $853,405 which never materialized. In March 2022, we added a new President of Product and Development, whose time is being split in all aspects of the business, which resulted in an allocation of additional compensation of $654,893 included in general and administrative expenses.

Sales and Marketing Expenses

We incurred $6,938,513 of sales and marketing expenses for the year ended December 31, 2022 compared to $4,965,209 for the year ended December 31, 2021, an increase of $1,973,304. This increase in sales and marketing expenses was primarily due to Marpai Administrators’ sales and marketing expenses in the amount of approximately $442,261 which were not included in our operating results prior to its acquisition on April 1, 2021 and Maestro Health’s sales and marketing expenses in the amount of approximately $61,027 which were not included in our operating results prior to its acquisition on November 1, 2022. In addition, in 2022, we established the product development team and platform cost of approximately $1,400,000. The increase expenses were partially offset by a decrease in consulting services of approximately $368,222, a decrease in recruitment services of $134,000, and decreases in computer and software spend of approximately $97,277. In March 2022, we added a new President of Product and Development, whose time is being split in all aspects of the business, which resulted in an allocation of additional compensation of $654,893 included in sales and marketing expenses.

Information Technology Expenses

We incurred $6,372,795 of information technology expenses for the year ended December 31, 2022 compared to $2,492,060 for the year ended December 31, 2021. This increase in information technology expenses was due to Marpai Administrators’ information technology expenses during the first quarter of 2022 in the amount of approximately $1,134,273 which were not included in our operating results prior to its acquisition on April 1, 2021 and Maestro Health’s information technology expenses in the amount of approximately $1,244,680 which were not included in our operating results prior to its acquisition on November 1, 2022. In addition, there was an increase in Marpai Administrators’ information technology staffing and technology spend in the amount of approximately $845,000. In March 2022, we added a new President of Product and Development, whose time is being split in all aspects of the business, which resulted in an allocation of additional compensation of $654,893 included in sales and marketing expenses.

Facilities expenses, depreciation and amortization

We incurred facilities expenses of $1,012,827 and depreciation and amortization expenses of $3,538,237 for the year ended December 31, 2022 compared to facilities expenses of $589,926 and depreciation expenses of $1,961,733 for the year ended December 31, 2021. These increases were due to Marpai Administrators’ expenses from January 1, 2022, to the anniversary date of its acquisition on April, 1, 2022, and amortization of software that was previously capitalized and reached post implementation stage during the year ended December 31, 2022. In addition, this increase was due to Maestro Health’s expenses from November 1, 2022, the date of the acquisition, to December 31, 2022.

Interest Expense, net

We incurred $266,778 of interest expense for the year ended December 31, 2022 compared to $427,178 for the year ended December 31, 2021, a decrease of 160,400. The decrease in interest expense was the result of the reduction of interest expense related to convertible notes that were repaid in cash or converted into equity at the time of the acquisition of Marpai Health and Marpai Administrators and after our IPO in October 2021.

Net Loss

Net loss for the year ended December 31, 2022 amounted to $26,468,389 as compared to a loss of $15,984,835 for the year ended December 31, 2021. The increase in the net loss was due to increases in general and administrative expenses, sales and marketing expenses, information technology expenses, and research and development expenses, for the reasons mentioned above, partially offset by Marpai Administrators’ revenue net of cost of revenues from January 1, 2022, to March 31, 2022, and Maestro Health’s revenue net of cost of revenues from November 1, 2022, the date of the acquisition, to December 31, 2022.

Loss per share for the year ended December 31, 2022 was $1.31, as compared to $1.59 loss per share for the year ended December 31, 2021. The loss per share for the year decreased mainly as a result of an increase in our weighted average number of shares due to the issuance of additional shares during the year ended December 31, 2022, partially offset by an increase in net loss for the year. The increase in weighted average common shares outstanding reflects primarily the issuances of our common shares outstanding for an entire year of 2022 compared to two months of shares outstanding in 2021.

Liquidity and Capital Resources

As shown in the accompanying consolidated financial statements as of December 31, 2022, we had an accumulated deficit of approximately $48.0 million, debt of $20.2 million, unrestricted cash of approximately $13.8 million and working capital of approximately $9.2 million. In addition, for the years ended December 31, 2022 and 2021, we reported operating losses and negative cash flows from operations.

We have spent most of our cash resources on funding our operating activities. Through December 31, 2022, we have financed our operations primarily with the proceeds from the sale and issuance of our Common Stock as well as convertible promissory notes.

On November 1, 2022, we announced the closing of the Acquisition of Maestro Health. Under the terms of the purchase agreement, there is no cash payment to be made until April 1, 2024 and the sellers have agreed that at the closing of the transaction, Maestro Health’s free cash reserves will be $15.79 million. This cash is available to be used by us to fund our operations after the closing. While Maestro Health is currently generating operating losses and negative cash flows from operations, management believes that the integration of the Maestro Health business into our legacy business will lead to substantial improvement in our operating results over the next year.

Management continues to evaluate additional funding alternatives and currently seeks to raise additional funds through the issuance of equity or debt securities, through arrangements with strategic partners or through obtaining credit from financial institutions. As we seek additional sources of financing, there can be no assurance that such financing would be available to us on favorable terms or at all. The Company is also considering disposing of what it considers, non-strategic assets.

If we are unable to raise additional capital moving forward, our ability to operate in the normal course and continue to invest in its product portfolio may be materially and adversely impacted and we may be forced to scale back operations or divest some or all of our assets.

As a result of the above, in connection with our assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that our liquidity condition raises substantial doubt about our ability to continue as a going concern through twelve months from the date these consolidated financial statements are available to be issued. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

Cash Flows

The following table summarizes selected information about our sources and uses of cash, cash equivalents and restricted cash for the years ended December 31, 2022 and 2021:

Comparison of the Years Ended December 31, 2022 and 2021

	Year Ended December 31,
	2022	2021
Net cash used in operating activities	$(35,239,299)	$(10,795,252)
Net cash provided by investing activities	32,422,576	9,643,740
Net cash provided by financing activities	196	25,267,223
Net (decrease) increase in cash and cash equivalents and restricted cash	$(2,816,527)	$24,115,711

Net Cash Used in Operating Activities

Net cash used in operating activities totaled $35,239,299 for the year ended December 31, 2022 and increased by $24,444,047 as compared to $10,795,252 for the year ended December 31, 2021. Net cash used in operating activities for the year ended December 31, 2021 was primarily driven by our net loss for the year of $26,468,390 partially offset by non-cash items totaling approximately $7,292,254 as well as decrease in net working capital items amounting to approximately $9,178,005.

Net Cash Provided by Investing Activities

A total of $32,422,576 was provided by investing activities in the year ended December 31, 2022 and increased by $22,778,836 as compared to $9,643,740used for the year ended December 31, 2021. The increase in net cash provided by investing activities was mainly due to the cash and restricted cash acquired as part of the Maestro Acquisition, partially offset by an amount of approximately $600,000 for capitalization of software during the year ended December 31, 2022.

Net Cash Provided by Financing Activities

Financing activities provided net cash of $196 and $25,267,223 during the years ended December 31, 2022 and 2021, respectively. In 2021 the cash provided from financing activities was primarily from our IPO compared to 2022 when it was related to proceeds from the exercise of options.

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

Goodwill

Goodwill is recognized and initially measured as any excess of the acquisition-date consideration transferred in a business combination over the acquisition-date amounts recognized for the net identifiable assets acquired. Goodwill is not amortized but is tested for impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not result in an impairment of goodwill. We operate in one reporting segment and reporting unit; therefore, goodwill is tested for impairment at the consolidated level. First, we assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than it’s carrying amount. If we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we conduct a quantitative goodwill impairment test comparing the fair value of the applicable reporting unit with its carrying value. If the carrying amount of the reporting unit exceeds the fair value of the reporting unit, we recognize an impairment loss in the consolidated statement of operations for the amount by which the carrying amount exceeds the fair value of the reporting unit. We perform the annual goodwill impairment test on December 31. There was no goodwill impairment for the years ended December 31, 2022 and 2021.

Income Taxes

We account for income taxes using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax basis, net operating losses, tax credit and other carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates when the assets and liabilities are expected to be realized or settled. We regularly review deferred tax assets for realizability and establishes valuation allowances based on available evidence including historical operating losses, projected future taxable income, expected timing of the reversals of existing temporary differences, and appropriate tax planning strategies. If our assessment of the realizability of a deferred tax asset changes, an increase to a valuation allowance will result in a reduction of net earnings at that time, while the reduction of a valuation allowance will result in an increase of net earnings at that time.

We follow ASC Topic 740-10-65-1 in accounting for uncertainty in income taxes by prescribing rules for recognition, measurement, and classification in financial statements of tax positions taken or expected to be in a tax return. This prescribes a two-step process for the financial statement measurement and recognition of a tax position. The first step involves the determination of whether it is more likely than not (greater than 50 percent likelihood) that a tax position will be sustained upon examination, based on the technical merits of the position. The second step requires that any tax position that meets the more likely than not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is a greater than 50 percent likelihood of being realized upon ultimate settlement. This topic also provides guidance on the accounting for related interest and penalties, financial statement classification and disclosure. Our policy is that any interest or penalties related to uncertain tax positions are recognized in income tax expense when incurred. We have no uncertain tax positions or related interest or penalties requiring accrual on December 31, 2022 and December 31, 2021.

Revenue Recognition

We recognize revenue when control of the promised services is transferred to our customers in an amount that reflects the consideration expected to be entitled to in exchange for those services. As we complete our performance obligations, which are identified below, we have an unconditional right to consideration, as outlined in our contracts.

All of our contracts with customers obligate us to perform services. Services provided include health and welfare administration, dependent eligibility verification, COBRA administration, benefit billing, clinical care, and cost containment. Revenue is recognized over time as services are provided as the performance obligations are satisfied through the effort expended to research, investigate, evaluate, document, and report claims, and control of these services is transferred to the customer. We have the right to receive payment for all services rendered.

The transaction price of a contract is the amount of consideration to which we expect to be entitled in exchange for transferring promised goods or services to a customer.

To determine the transaction price of a contract, we consider our customary business practices and the terms of the contract. For the purpose of determining transaction prices, we assume that the services will be transferred to the customer as promised in accordance with existing contracts and that the contracts will not be canceled, renewed, or modified.

Our contracts with customers have fixed fee prices that are denominated per employee per month. We include amounts of variable consideration in a contract’s transaction price only to the extent that it is probable that the amounts will not be subject to significant reversals (that is, downward adjustments to revenue recognized for satisfied performance obligations). In determining amounts of variable consideration to include in a contract’s transaction price, we rely on our experience and other evidence that supports our qualitative assessment of whether revenue would be subject to a significant reversal. We consider all the facts and circumstances associated with both the risk of a revenue reversal arising from an uncertain future event and the magnitude of the reversal if that uncertain event were to occur.

Share-Based Compensation

We account for share-based awards issued to employees in accordance with ASC Topic 718, “Compensation—Stock Compensation”. In addition, we issue stock options to non-employees in exchange for consulting services and accounts for these in accordance with the provisions of Accounting Standards Update (“ASU”) 2018-07, “Improvements to Nonemployee Share-Based Payment Accounting” (“ASU 2018-07”). Compensation expense is measured at the grant date, based on the calculated fair value of the award, and recognized as an expense over the requisite service period, which is generally the vesting period of the grant. For modification of share-based payment awards, we record the incremental fair value of the modified award as share-based compensation on the date of modification for vested awards or over the remaining vesting period for unvested awards. The incremental compensation is the excess of the fair value of the modified award on the date of modification over the fair value of the original award immediately before the modification. The sum of the incremental compensation cost and the remaining unrecognized compensation cost for the original award on the modification date is recognized over the requisite service period.

We estimate the expected term of our stock options granted to employees using the simplified method, whereby the expected term equals the average of the vesting term and the original contractual term of the option. We utilize this method as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. For stock options granted to non-employees, we utilize the contractual term of the option as the basis for the expected term assumption. All other assumptions used to calculate the grant date fair value are generally consistent with the assumptions used for options granted to employees. For purposes of calculating share-based compensation, we estimate the fair value of stock options using a Black-Scholes option-pricing model. The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. The expected volatility is primarily based on the historical volatility of peer company data while the expected life of the stock options is based on historical and other economic data trended into the future. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding to the expected option term. The dividend yield assumption is based on our history and expectation of no dividend payouts.

If factors change and we employ different assumptions, share-based compensation expense may differ significantly from what has been recorded in the past. If there is a difference between the assumptions used in determining share-based compensation expense and the actual factors which become known over time, specifically with respect to anticipated forfeitures, we may change the input factors used in determining share-based compensation costs for future grants. These changes, if any, may materially impact our results of operations in the period such changes are made. Incremental compensation costs arising from subsequent modifications of awards after the grant date are recognized when incurred. In addition, we account for forfeitures of awards as they occur. For share-based awards that vest based on performance conditions, expense is recognized when it is probable that the conditions will be met.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2022. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act). We have established disclosure controls and procedures designed to ensure that material information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission and that any material information relating to us is recorded, processed, summarized and reported to our management including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, our management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving desired control objectives.

In reaching a reasonable level of assurance, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report identified no material weakness in our internal control over financial reporting. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022.

Our management, including our Chief Executive Officer and Chief Financial Officer, have determined, based on the procedures we have performed, that the audited consolidated financial statements included in this report fairly present in all material respects our financial condition and results of operations as of and for the years ended December 31, 2022 and 2021 in accordance with U.S. Generally Accepted Accounting Principles.

Previously Identified Material Weakness and its Remediation

In preparation for our IPO in October 2021, we identified a material weakness in our internal control over financial reporting related to our control environment. Specifically, we determined that we had not maintained adequate formal accounting policies, processes and controls related to complex transactions. We also determined that we had not maintained sufficient staffing or written policies and procedures for accounting and financial reporting, which contributed to the lack of a formalized process or controls for management’s timely review and approval of financial information.

We have implemented a number of measures to address the material weakness that has been identified including: (i) engaging additional accounting and financial reporting personnel with U.S. GAAP, and SEC reporting experience, and (ii) establishing effective monitoring and oversight controls for non-recurring and complex transactions to ensure the accuracy and completeness of our consolidated financial statements and related disclosures.

These additional resources and procedures were designed to enable us to broaden the scope and quality of our internal review of underlying information related to financial reporting and to formalize and enhance our internal control procedures.

We have completed the implementation of our remediation plan during 2022 and we believe that we have sufficient internal controls over our financial reporting related to complex transactions as evidenced by our ability to accurately and timely account for the acquisition of Maestro Health. Although we believe that our remediation plan has improved our internal control over financial reporting management will continue to monitor and modify, as appropriate, our processes and procedures to ensure that we continue to have appropriate internal controls related to our financial reporting.

Attestation Report of the Registered Public Accounting Firm

Management’s report on internal control over financial reporting was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit a smaller reporting company to provide only Management’s report in this annual report, which may increase the risk that weaknesses or deficiencies in our internal control over financial reporting go undetected.

Changes in Internal Control Over Financial Reporting

Except as detailed above with regard to the previously identified material weakness and its remediation, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of fiscal year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Not applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our directors and executive officers, their ages, positions currently held, and duration of such, are as follows

Name	Age	Position	Date First Elected or Appointed
Edmundo Gonzalez	49	Chief Executive Officer, Secretary and Director	April 1, 2021
Yoram Bibring	65	Chief Financial Officer	September 1, 2021
Gonen Antebi	49	Chief Operating Officer	February 1,2023
Lutz Finger	51	President, Product and Development	February 28, 2022
Yaron Eitan	65	Chairman of the Board of Directors	April 1, 2021
Damien Lamendola	66	Director	April 1, 2021
Sagiv Shiv	66	Director	February 1,2023
Mohsen Moazami	62	Director	March 30, 2022
Vincent Kane	49	Director	October 28, 2021
Colleen DiClaudio	44	Director	October 28, 2021

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which they were employed.

Edmundo Gonzalez, Chief Executive Officer, Secretary and Director

Mr. Gonzalez has served as our Chief Executive Officer, Secretary, and a member of our Board since inception. He also served as the co-founder and Chief Executive Officer of Marpai Health since its inception in February 2019. He is the current owner of Grays West Ventures, LLC, a company through which he provided consultant services prior to his appointment as Chief Executive Officer, secretary and director as of April 1, 2021.

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

We believe that Mr. Gonzalez is qualified to serve as a member of our Board based on his experience building successful companies and analyzing potential investments, and perspective he brings as the former Chief Executive Officer of Marpai Health.

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

Gonen Antebi, Chief Operating Officer

Mr. Antebi has served as our Chief Operating Officer since February 1, 2023. He previously served on our Board from October 2021 to February 2023. From 2015 to 2023, Mr. Antebi served as the Chief Executive Officer of 340B Technologies d/b/a Nuvem. From 2015 to 2020 he served as the Chief Financial Officer of Nuvem. Mr. Antebi worked closely with independent accounting firms to issue quarterly and annual financial reports and controlled day-to-day risk management activities. He received a B.A. from The College of Management Academic Studies.

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

Yaron Eitan, Chairman of the Board

Mr. Eitan has served as Chairman of our Board since April 1, 2021. He served Chairman of the Board of Marpai Health since its inception in February 2019. Mr. Eitan has also served as a member of the Board of Nano Dimension, Ltd. (Nasdaq: NNDM) since April 2020, and he continues to serve in this role. He served as Executive Chairman of the Board of DeepCube Ltd. from February 2017 to March 2021. Mr. Eitan also continues to serve Emporus, Ltd. as a Chairman since February 2020, and Selway Capital LLC as Managing Partner since December 2008.

Yaron Eitan is a technology entrepreneur and investor of private and publicly traded companies with over 30 years of experience. He is the Chairman of deep learning company Emporus Technologies, Ltd. Previously, he was the Chairman of deep learning company DeepCube, Ltd. and co-founder and co-Chairman of 340Basics Technologies. He was a Partner at CNTP, a multi-stage investment fund, where he led all Israeli investments, and he has been a member of the Board of several technology companies. He received a B.S. from Haifa University and an M.B.A. from The Wharton School of the University of Pennsylvania.

We believe that Mr. Eitan is qualified to serve as a member of our Board based on his significant technology and entrepreneurship expertise, the perspective he brings as the former Chairman of Marpai Health, and his deep learning background.

Damien Lamendola, Director

Mr. Lamendola joined our Board on April 1, 2021. Mr. Lamendola founded Marpai Administrators in 2013 and was previously the Chief Executive Officer until 2019. Mr. Lamendola has served as President of HillCour Holding Corporation (f/k/a Welldyne Holding Corp.) since March 2002, and he continues to serve in this role. Mr. Lamendola also continues to serve HillCour Holding Corporation as a Board Member since 2017, WellDyneRx, LLC as a Board Member since 2017, and HillCour Investment Fund, LLC as Manager since 2017.

As President of HillCour Holding Corporation, Mr. Lamendola leads and oversees all strategic operations of multiple operating companies in the health care space. He received a B.S. from McNeese State University and an M.B.A. from Washington University.

We believe that Mr. Lamendola is qualified to serve as a member of our Board based on his perspective and experience building and leading strategic corporate operations and his expertise in the health care industry.

Mohsen Moazami, Director

Mr. Moazami joined our Board in March 2022. Mr. Moazami has had a distinguished career in the technology industry spanning various roles from, founder/CEO leading his company to a strong exit (Accenture), Fortune 50 executive and venture capital investing. He is a 2010 recipient of Ellis Island Medal of Honor. Since March 2019, Mr. Moazami has served as the Managing Partner of Seif Capital, a venture capital and advisory firm he founded. Since February 2021, he has also served as Chairman of the Board of Astrea Acquisition Corporation (Nasdaq: ASAXU). From April 2013 to December 2018, Mr. Moazami served as Managing Director of CNTP, a novel global tech investment firm he founded to combine the best attributes of the venture capital and private equity business models. Prior to this, he spent 11 years as a member of the Cisco executive staff where he most recently was on the senior leadership team of the Emerging Markets which covered 132 countries. He has served on a variety of boards including Zoomdata, Aerospike, vArmour, Frame, Deep Instinct and Kaazing. Mr. Moazami received a Bachelor’s of Science from University of California, San Diego and a Masters in Engineering from Stanford University. We believe Mr. Moazami is well-qualified to serve on our Board based on his business experience and relationships and contacts.

Vincent Kane, Director

Mr. Kane joined our Board on October 28, 2021. Mr. Kane has served as Senior Director & Actuary of Health and Group Benefits at Willis Towers Watson, a global risk management, insurance brokerage and advisory company, since February 2011, and he continues to serve in this role. As a Senior Director, Mr. Kane provides senior actuarial consulting on client strategic design, pricing, financial analysis, health analytics and intellectual capital development at Willis Towers Watson New England. Previously, he was an actuary at Tufts Health Plan, Verisk Health, Manulife Financial and Aetna. Mr. Kane received a B.A. from Harvard University and an M.A. from The Wharton School of the University of Pennsylvania.

We believe that Mr. Kane is qualified to serve as a member of our Board based on his perspective and experience leading health analytics and intellectual capital development projects, and his experience in the health care industry.

Colleen DiClaudio, Director

Ms. DiClaudio joined our Board on October 28, 2021. Ms. DiClaudio has served as President and Founder of 340B Technologies d/b/a Nuvem since August 2014, and she continues to serve in this role. Ms. DiClaudio also continues to serve SRAX, Inc. as a member of its Board since September 2017, and she served as vice president of business development of CompleteCare Health Network from June 2009 through August 2014.

As President and Founder of 340B Technologies DBA Nuvem, Ms. DiClaudio oversees day-to-day operations. She received a master’s degree of Public Health from the University of Medicine and Dentistry of New Jersey and a bachelor’s degree in Public Health from Stockton University.

We believe that Ms. DiClaudio is qualified to serve as a member of our Board based on her experience in business development and the healthcare technology sector, as well as her entrepreneurial background.

Sagiv Shiv, Director

Mr. Shiv joined our Board on February 1, 2023. Mr. Shiv has served as the Managing Director and the Head of M&A and Advisory Services at Aldwych Capital Partners. His professional experiences include leading the M&A teams at National Securities Corp., StoneX Inc. and Merriman Capital. Mr. Shiv has advised governments, agencies, private and public companies, and financial institutions, with a particular focus on cross-border and international assignments. Mr. Shiv also serves on the board of directors and is the chairman of the audit committee of Lomiko Metals Inc. (TSX-V:LMR) since December 2021. He has served on the boards of several publicly-traded companies, as well as on the boards of private entities and charities. From May 2021 to October 2022, Mr. Shiv served as a Managing Director and Head of M&A of B. Riley Financial, Inc. From January 2016 to October 2022, Mr. Shiv served as a Managing Director and Head of M&A of National Securities Corporation. Mr. Sagiv lectures at the IESE Graduate School of Business and the Griffith School of Management at Emanuel University, he has served as a peer reviewer on international finance for the Journal of Financial Management and Global Finance Journal and has advised on several published academic papers. Sagiv was an associate editor of the Nanotechnology Law & Business Journal, a member of the American Finance Association and the Financial Management Association. Mr. Sagiv holds a B.Sc. in Finance and Ph.D. International Finance. Mr. Sagiv is the recipient of the M&A Deal of the Year Award (cross-border, under $500 mil) for 2014 and of the Turnaround Deal of the Year Award (healthcare, under $50 mil) for 2019. Mr. Shiv holds Series 7, 63, 24 and 99 securities licenses with FINRA.

We believe that Mr. Shiv is qualified to serve as a member of our Board of directors based on his perspective and experience leading strategic corporate operations and his financial expertise and experience in the capital markets.

There are no family relationships between any of the directors or officers named above.

Number and Terms of Office of Officers and Directors

Our Board has seven members, four of whom are deemed “independent” under SEC and Nasdaq rules.

Our officers are appointed by the Board and serve at the discretion of the Board, rather than for specific terms of office. Our Board is authorized to appoint persons to the offices set forth in our certificate of incorporation as it deems appropriate.

Director Independence

Nasdaq listing standards require that a majority of our Board be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship with the company which in the opinion of the company’s Board, could interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. We have “independent directors” as defined in Nasdaq’s listing standards and applicable SEC rules. Our Board has determined that Sagiv Shiv, Vincent Kane, Mohsen Moazami and Colleen DiClaudio, are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Committees of the Board

Our Board has two standing committees: an audit committee and a compensation committee. Subject to phase-in rules and a limited exception, the rules of Nasdaq and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in rules and a limited exception, the rules of Nasdaq require that the compensation committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that has been approved by our board and has the composition and responsibilities described below. The charter of each committee will be available on our website.

Audit Committee

We have established an audit committee of the Board. Applicable rules of the Nasdaq require a listed company’s audit committee to be comprised of three independent directors within one year of listing. Sagiv Shiv, Colleen DiClaudio, and Vincent Kane serve as members of our audit committee. Mr. Shiv serves as the chairman of the audit committee. Each member of the audit committee meets the financial literacy requirements of Nasdaq and our Board has determined that Sagiv Shiv qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

The audit committee’s duties, which are specified in the charter adopted by us and include, but are not limited to:

•
meeting with our independent registered public accounting firm regarding, among other issues, audits, and adequacy of our accounting and control systems;
•
monitoring the independence of the independent registered public accounting firm;
•
verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;
•
inquiring and discussing with management our compliance with applicable laws and regulations;
•
pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed, and establishing pre-approval policies and procedures;
•
appointing or replacing the independent registered public accounting firm;
•
determining the compensation and oversight of the work of the independent registered public accounting firm (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;
•
establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;
•
monitoring compliance on a quarterly basis and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing compliance;
•
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
•
reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction;
•
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
•
reviewing and discussing with management and the independent registered public accounting firm the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Annual Report on Form 10-K;
•
approving reimbursement of expenses incurred by our management team in identifying potential target businesses; and
•
reviewing and approving all payments made to our existing shareholders, executive officers or directors and their respective affiliates. Any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

Compensation Committee

We have established a compensation committee of our Board. The members of our compensation committee are Sagiv Shiv, Colleen DiClaudio and Vincent Kane. Colleen DiClaudio serves as chairman of the compensation committee.

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

•
reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;
•
reviewing and approving the compensation of all of our other Section 16 executive officers;
•
reviewing our executive compensation policies and plans;

•
implementing and administering our incentive compensation equity-based remuneration plans;
•
assisting management in complying with our proxy statement and annual report disclosure requirements;
•
approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;
•
producing a report on executive compensation to be included in our annual proxy statement; and
•
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

Director Nominations

We do not have a standing nominating committee, though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605 of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the Board. The Board believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees are Sagiv Shiv, Vincent Kane and Colleen DiClaudio. In accordance with Rule 5605 of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The Board will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to our Board should follow the procedures set forth in our bylaws.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the Board considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, and in the past year has not served, as a member of the compensation committee of any entity that has one or more executive officers serving on our Board.

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table provides summary information concerning cash and non-cash compensation paid or accrued for the fiscal years ending December 31, 2022 and 2021 to our named executive officers.

				Stock
		Salary	Bonus	Awards	All Other	Total
Name and Principal Position	Year	($)	($)	($)	Compensation	($)
Edmundo Gonzalez, Chief Executive Officer and Director (1)	2022	$363,464	—	212,618	—	$576,082
Edmundo Gonzalez, Chief Executive Officer and Director	2021	$218,139	—	—	69,667	$287,806
Lutz Finger, President, Product and Development (2)	2022	$275,002	—	1,494,231	450,001	$2,219,234
Lutz Finger, President, Product and Development	2021	$—	—	—	—	$—
Yoram Bibring, Chief Financial Officer (3)	2022	$264,810	50,000	137,935	—	$452,745
Yoram Bibring, Chief Financial Officer	2021	$76,500	50,000		—	$126,500

(1)
Edmundo Gonzalez joined Marpai Health as Chief Executive Officer since its inception in February 2019 and continues in this role with Marpai. This amount includes cash salary payments of $15,125 per month for CEO services as a consultant under a consulting agreement between Marpai Health and Grays West Ventures LLC dated July 29, 2019. Mr. Gonzalez became a Marpai employee on April 1, 2022. Mr. Gonzalez was issued 822,581 shares of our Class B common stock in exchange for his 822,581 restricted shares of Marpai Health on April 1, 2021.
(2)
Lutz Finger joined Marpai as President, Product and Development on February 28, 2022, and continues in this role. Mr. Finger did not receive compensation of any kind from Marpai, or our Subsidiaries, in 2021. He was awarded 1,346,154 Restricted Stock Units under the Global Stock Incentive plan with a fair value of $1.11 per share dated June 14, 2022.
(3)
Yoram Bibring joined Marpai as Chief Financial Officer on September 1, 2021 and continues in this role. He was awarded 80,000 share of stock option under Global Stock Incentive Plan for exercise price of $4 per share date October 26,2021. He was awarded an additional 75,615 share of stock option under Global Stock Incentive Plan for exercise price of $1.11 per share date June 14, 2022.

Director Compensation

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

Other than indicated above, no director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments during Fiscal Year 2022.

Benefit Plans

We maintain a defined contribution employee retirement plan, or 401(k) plan, for our full-time employees. Our named executive officers are eligible to participate in the 401(k) plan on the same basis as our other full-time employees if they are considered an employee and not a consultant. The 401(k) plan is intended to qualify as a tax-qualified plan under Section 401(k) of the Internal Revenue Code. The 401(k) plan provides that each participant may make pre-tax deferrals from his or her compensation up to the statutory limit, which is $19,500 for calendar year 2022, and other testing limits. Participants that are 50 years or older can also make “catch-up” contributions, which in calendar year 2020 may be up to an additional $6,500 above the statutory limit. Participant contributions are held and invested, pursuant to the participant’s instructions, by the plan’s trustee.

We have no pension, or profit-sharing programs for the benefit of directors, officers, or other employees, but our officers and directors may recommend adoption of one or more such programs in the future. We do not sponsor any qualified or non-qualified pension benefit plans, nor do we maintain any non-qualified defined contribution or deferred compensation plans.

2021 Global Stock Incentive Plan

On May 7, 2021, our Board, and the holders of all our issued and outstanding shares of common stock approved the adoption of 2021 Plan which is comprised of (i) an Israeli Sub-Plan that is designated for Israeli residents; and (ii) a U.S. Sub-Plan for U.S. persons. The 2021 Plan provides for the grant of incentive stock options, restricted stocks, restricted stock units, and other equity-based awards (collectively, the “Awards”). We had reserved a total of 1,503,421 shares of Class A common stock for grants of Awards to our employees, directors, advisory board members, consultants, and the like (collectively, the “Participants”) under the 2021 Plan (including the Israeli Sub-Plan and the U.S. Sub-Plan) or otherwise as shall be determined by the Board or any committee designated by it. No option grants shall be made under the 2021 Plan or the Israeli Sub-Plan until the date which is 30 days after filing the relevant forms with the Israeli Tax Authority (the “ITA”), or such earlier date at which the 2021 Plan may be approved by the ITA. At our annual stockholder meeting held on May 31, 2022, our stockholders approved an amendment to the Incentive Plan to increase the available number of shares issuable pursuant to the Incentive Plan from 1,503,421 to 7,803,421. The 2021 Plan shall expire in May 2031.

On May 31, 2022, our shareholders approved the Board proposal to increase the shares available under the 2021 Plan by 6,300,000 shares, thus bringing the total number of stock options and restricted stock units ("RSUs") that may be issued pursuant to the 2021 Plan to 7,803,421.

If any Common Stock with respect to which the Participant has the right to purchase and/or receive under the 2021 Plan shall terminate, expire, or otherwise cease to exist, such Common Stock shall again be available for grant as Awards under the 2021 Plan. To date, incentive stock options for 3,935,368 shares of Class A common stock have been approved by the Board for grant under the 2021 Plan, with 118,001 share terminating and returning to the plan pool, and 89,631 shares being exercised. As of December 31, 2022, 42% of the options grant have vested, 24%, 19%, 7%, and 1% will vest in 2023, 2024, 2025, 2026, respectively. To date, RSUs for 1,427,404 shares of Class A common Stock have been approved by the board for grant under the 2021 plan. As of December 31, 2022, 90% have vested, 19% will vest in 2023 and 1% for the two following years.

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

Chief Operating Officer

Effective February 1, 2023, we entered into an employment agreement with Mr. Antebi pursuant to which he was appointed to serve as our Chief Operating Officer. Mr. Antebi’s initial term of employment will be for a period of one (1) year and will automatically renew for successive one (1) year periods unless either party delivers a notice of non-renewal at least one (1) month prior to the expiration of the then current period. Mr. Antebi’s employment may be terminated due to his death, disability, voluntary termination, or termination by us for cause or without cause.

Mr. Antebi will be paid an annual base salary of $325,000 per year and will be eligible for a bonus of up to 75% of his base salary depending on performance metrics as may be determined by the Board or our Compensation Committee. In addition, Mr. Antebi was paid a sign on bonus of fifty thousand dollars ($50,000), payable in cash within fifteen (15) days following the start date of his employment. In addition, Mr. Antebi will be paid a renewal bonus of $50,000, payable in cash within fifteen (15) days following the second anniversary of the start date of his employment, should he and us agree to renew the term of the Agreement for a second year.

Pursuant to his agreement, and subject to the approval of the Board, Mr. Antebi will be eligible for an option to purchase three hundred thousand (300,000) shares of our common stock (the “Initial Award Option”). The exercise price shall be the market price on the date of grant as quoted on the Nasdaq. These options will vest quarterly over the initial one-year term. Mr. Antebi will also be eligible to receive an option to purchase three hundred thousand (300,000) shares of our common stock on the one year anniversary of his start date of employment, if renewed by both parties (the “Additional Award Option”).

In the event Mr. Antebi’s employment is terminated without cause, we do not offer to renew his Agreement after the expiration of the initial one year term or any one (1) year successive term or if Mr. Antebi terminates his employment for good reason, Mr. Antebi will be entitled to receive a severance payment of six (6) months of his base salary (paid in regular installments), the payment of any earned, but unpaid, annual bonus, and the options from the Equity Grant that have vested as of the employment termination date Initial Award Option or Additional Award Option that would have vested as of such termination date.

Former Chief Revenue Officer

We entered into an at will employment agreement with our Chief Revenue Officer, Arthur Hoath, IV, on March 9, 2021 which remained in effect until his termination on January 31, 2023. Mr. Hoath will receive a base salary of $240,000 per year, and compensation in the form of 40,000 options to purchase Class A common stock, under the company’s 2019 Global Share Incentive Plan. These 40,000 options will vest over four years with 25% vesting on the first anniversary, and 75% vesting monthly over the following 36 months. The exercise price per share shall be that of the company’s IPO price. Mr. Hoath received a signing bonus of $15,000, and he may receive a bonus of up to $90,000, for a Year 1 advance and mutually agreed commissions on net revenue. Mr. Hoath receives participation in the company’s self-insured group medical and dental plan, a 401k plan with 5% contribution match by the company (up to allowed limits), and short-term and long-term disability benefits.

Former President of Marpai Labs

On July 4, 2021, we entered into an at will employment agreement with our President of Marpai Labs, Alice Roth, which remained in effect until her termination on July 31, 2022. Ms. Roth receives a base salary of $70,000 NIS ($21,770, based on an exchange ratio of $0.311:1 NIS as of September 2, 2021) per month, and she may receive an annual bonus that is equal to 20% of the annualized rate of her base salary, based on mutually agreed performance targets. Ms. Roth’s employment agreement also includes compensation in the form of 125,000 options to purchase Class A common stock, under the company’s 2021 Global Share Incentive Plan, which are expected to be granted following the next increase of the 2021 Global Share Incentive Plan pool. These 125,000 options will vest over four years with 25% of the options vesting on the first anniversary of the grant, 2,604 vesting at each of the following 35 months after the first anniversary, and 2,610 vesting at month 36. Ms. Roth receives executive benefits including group medical and dental insurance offered to all full-time salaried employees.

Ms. Roth’s employment agreement provides that that she will be entitled to severance if we terminate her employment in an amount equal to three months’ salary and social benefits. Any severance payable to Ms. Roth shall be payable in equal installments in the same manner and in our regular payroll cycle as other salaried executive employees are paid.

President, Product and Development

On February 28, 2022, we entered into an at will employment agreement with our President, Product Development, Lutz Finger which remains in effect as of the date of this Annual Report on Form 10-K. Mr. Finger will receive a base salary of $325,000 per year and will be eligible for a bonus of up to 50% of his base salary depending on performance metrics as may be determined by the Company’s Board or compensation committee. Mr. Finger was paid a sign on bonus (the “Sign on Bonus”) of $250,000, payable in $125,000 cash and $125,000 shares of the Company’s Class A common stock, at the Company’s discretion. Mr. Finger’s employment Agreement also includes compensation in the form of the initial grant of $2,000,000 Class A common stock, which was granted on June 14, 2022. The initial grant will vest in equal quarterly installments during the twelve (12) month period following the start date of his employment. Additionally, Mr. Finger is eligible for receive a restricted stock grant on the one-year anniversary of his start date of employment of a number of shares of Class A common stock equal to $2,000,000 in the aggregate. The additional grant will vest in equal quarterly installments during the twelve (12) month period following the one (1) year anniversary of the start date of his employment. The initial grant and the additional grant are intended to be issued pursuant to the Company’s 2021 Global Stock Incentive Pool Plan.

Pursuant to an amendment to the employment agreement in February 2023, we and Mr. Finger agreed that the initial grant will vest equally on the later of the following dates or the date the initial grant is approved by the Board: May 28, 2022, August 28, 2022, November 28, 2022 and August 1, 2023. In addition, it was agreed that should Mr. Finger separate from us for any reason before August 1, 2023, the final vesting installment scheduled for August 1, 2023 shall accelerate to the date of separation. In addition, we and Mr. Finger agreed that we may pay 50% of the Sign on Bonus ($125,000) in cash on the one year anniversary of his start date and 50% will be paid in shares of Class A common stock.

In addition, if the Company elects to renew Mr. Finger’s employment upon the expiration of the initial two-year term, the Company has agreed to pay Mr. Finger a one-time renewal bonus of $250,000 payable in cash or shares of the Company’s Class A common stock, at the Company’s discretion. If paid in cash, such renewal bonus shall be paid within fifteen (15) days following the second anniversary of the start date of his employment, and if paid in shares such issuance shall be made following the twenty-four (24) month anniversary of the start date of his employment, subject to a twelve (12) month restriction period. If Mr. Finger’s employment with the Company is terminated for reasons other than by the Company without cause, by Mr. Finger for good reason, or due to Mr. Finger’s death or disability, within the second and third anniversaries of the start date of his employment, the Renewal Bonus will be repaid to the Company in full.

Mr. Finger’s employment agreement provides that he will be entitled to severance if (1) we terminate his employment of without cause, (2) if the Company does not offer to renew his employment agreement after the expiration of the initial two-year term or any one (1) year successive term or (2) if Mr. Finger terminates his employment for good reason. Mr. Finger will be entitled to receive a severance payment of six (6) months of his base salary (paid in regular installments), the payment of any earned, but unpaid, annual bonus, and the issuance of the balance of the shares of the Initial Grant or Additional Grant that would have vested as of such termination date.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information, to the best knowledge and belief of the Company, as of March 28, 2023 (unless provided herein otherwise), with respect to holdings of our common shares by (1) each person known by us to be the beneficial owner of more than 5% of the total number of our common shares outstanding as of such date; (2) each of our directors; (3) each of our named executive officers; and (4) all of our directors and our executive officers as a group.

Unless otherwise indicated, the address of each person listed below is c/o Marpai, Inc., 5701 East Hillsborough Ave., Suite 1417, Tampa, FL, 33610-5428.

			Percentage
			Of Shares
	Beneficial Number of		Beneficially
Name of Beneficial Owner	Shares(1)		Owned
Directors and Named Executive Officers
Edmundo Gonzalez	1,849,128	(2)	8.4%
Yaron Eitan	1,267,478	(3)	5.8%
Yoram Bibring	87,389	(4)	*
Gonen Antebi	92,361	(5)	*
Damien Lamendola	6,970,255	(6)	31.9%
Sagiv Shiv	—		—
Colleen DiClaudio	92,361	(7)	*
Lutz Finger	1,339,087	(8)	6.1%
Vincent Kane	134,676	(9)	*
Mohsen Moazami	126,388	(10)	*
All Directors and Executive Officers as a Group (10 Persons)	11,959,123	(11)	50.5%

* less than 1%

(1)
Based on 21,412,580 common shares issued and outstanding as of March 28, 2023. Except as otherwise indicated, we believe that the beneficial owners of the common shares listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

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

(2)
Consists of (i) 868,189 shares of the Class A common stock, held directly by Edmundo Gonzalez, (ii) 313,110 shares of the Company’s common stock held by Grays West Ventures LLC (“Grays West”), of which Mr. Gonzalez is the sole member, and over which Mr. Gonzalez has sole voting and dispositive power, (iii) 379,650 shares of common stock issuable upon the exercise of warrants at an exercise price of $7.90 per share expiring on February 9, 2026 held by Grays West, of which Mr. Gonzalez is the sole member, and over which Mr. Gonzalez has sole voting and dispositive power, and (iv) options to purchase 464,308 shares of Class A common stock, exercisable at $1.11 per share, of which 288,179 are vested.
(3)
Consists of (i) 965,816 shares of the Class A common stock, held directly by Yaron Eitan, (ii) 227,791 shares of common stock issuable upon the exercise of warrants at an exercise price of $7.90 per share expiring on February 9, 2026, and (iv) options to purchase 250,000 shares of Class A common stock, exercisable at $1.11 per share, of which 73,871 are vested.
(4)
Consists of (i) 5,000 shares of the Class A common stock, and (ii) options to purchase 80,000 shares of Class A common stock, exercisable at $4.00 per share, of which 51,774 are vested, and (iii) options to purchase 75,615 shares of Class A common stock, exercisable at $1.11 per share, of which 30,615 are vested.
(5)
Consists of options to purchase 175,000 shares of Class A common stock, exercisable at $1.11 per share, of which 92,361 are vested.
(6)
Comprised of (i) 2,805,223 shares of Class A common stock, held directly by HillCour Investment Fund, LLC, of which Mr. Lamendola is the Manager, and over which he holds the voting and dispositive power, (ii) 3,726,695 shares of the common stock held directly by WellEnterprises USA, LLC, a wholly owned subsidiary of HillCour, Inc., which is wholly owned by HillCour Holdings LLC (f/k/a HillCour Holding Corporation) (“HillCour Holdings”), a corporation controlled by Mr. Lamendola, and Mr. Lamendola holds the voting and dispositive power over the securities held by WellEnterprises USA, LLC, (iii) 364,466 shares of common stock issuable upon the exercise of warrants at an exercise price of $1.43 per share expiring on January 17, 2025 held directly by HillCour Investment Fund, LLC, of which Mr. Lamendola is the Manager, and over which he holds the voting and dispositive power, and (iv) options to purchase 250,000 shares of Class A common stock, exercisable at $1.11 per share, of which 73,871 are vested.
(7)
Consists of options to purchase 175,000 shares of Class A common stock, exercisable at $1.11 per share, of which 92,361 are vested.

(8)
Consists of (i) 954,472 shares of the Class A common stock, and (ii) 384,615 restricted stock units of Class A common stock which are unvested.
(9)
Consists of (i) 71,169 shares of the Class A common stock, and (ii) options to purchase 120,330 shares of Class A common stock, exercisable at $1,11 per share, of which 63,507 are vested.
(10)
Consists of options to purchase 175,000 shares of Class A common stock, exercisable at $1.11 per share, of which 126,388 are vested.
(11)
Consists of 9,709,674 shares of Class A common stock, 971,907 shares of common stock issuable upon the exercise of warrants, options to purchase 892,927 shares of common stock and 384,615 restricted stock units.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

In addition to the compensation arrangements, including employment, termination of employment and with our directors and executive officers, including those discussed in the sections titled “Management” and “Executive Compensation,” and the registration rights described in the section titled “Description of Capital Stock — Registration Rights,” the following is a description of each transaction since January 1, 2021 or any currently proposed transaction in which:

•
we, Marpai Health or Marpai Administrators have been or are to be a party;
•
the amount involved exceeded or exceeds $120,000 or 1% of the average of our total assets as of the end of the last two completed fiscal years; and
•
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

Purchase and Reorganization Agreement

On April 1, 2021, we entered into the Purchase and Reorganization Agreement with Mr. Gonzalez, our Chief Executive Officer, Mr. Eitan, our current Chairman of the Board, Dr. David, our Chief Science Advisor, and other then stockholders and holders of convertible notes of Marpai Health, Marpai Administrators, WellEnterprises USA, LLC, and for the sole purposes of a joinder in connection with the Guaranteed Obligations, HillCour. On May 7, 2021, parties entered into an addendum to the Purchase and Reorganization Agreement to correct interest miscalculations on certain Original MH Notes. Pursuant to the terms of the Purchase and Reorganization Agreement, we acquired all of the outstanding capital stock of Marpai Health and all of the outstanding membership interests of Marpai Administrators. Prior to the Closing of the Acquisition in April 2021, Marpai Administrators was 100% owned by WellEnterprises USA LLC which was 100% owned by HillCour. HillCour is 100% owned by HillCour Holding Corporation. Our Director, Damien Lamendola, is the indirect majority owner of WellEnterprises USA, LLC and HillCour, and the direct majority owner of HillCour Holding Corporation. Giving effect to the conversion of the New Notes and the June 2021 Notes, Mr. Lamendola beneficially owns approximately 51.7% of the outstanding capital stock of Marpai, Inc.

For more information regarding the Acquisition, and interests of certain of our officers, directors and greater than 5% stockholders, please see “Business — Marpai, Inc.’s Acquisition of Marpai Health and Marpai Administrators,” “Business — Interests of Certain Persons in the Acquisition” and “Security Ownership of Certain Beneficial Owners and Management.”

Power of Attorney and Proxy

We, (i) HillCour Investment Fund, LLC and WellEnterprises USA, LLC (together, the “HillCour Founding Group”) and (ii) Eli David, Yaron Eitan, Edmundo Gonzalez and Grays West Ventures LLC (collectively, the “Grays Founding Group,” and together with the HillCour Founding Group, the “Co- Founders”) entered into an Agreement Relating to Voting Power Between Co-Founders of Marpai, Inc. and Grant of a Power of Attorney and Proxy (“Power of Attorney and Proxy”). Pursuant to the Power of Attorney and Proxy, the HillCour Founding Group granted the Grays Founding Group the right to vote 1,560,237 shares of our Class A common stock it held (“Proxy Shares”) on all matters relating to any of the following: (i) change to the composition of our Board; (ii) sale of all or substantially all of our assets or capital stock, or a merger involving us; (iii) replacement of our CEO or other executive officers; (iv) amendment or approval of any corporate documents or agreements in connection with our corporate structure or capital raising activities; (v) approval of our annual budget and business plan; and (vi) our acquisition, joint venture, or other collaborative agreements. Consequently, the HillCour Founding Group and the Grays Founding Group currently have the right to vote 3,913,268 and 3,913,263 shares of our capital stock, respectively. The Power of Attorney and Proxy also provides that the number of Proxy Shares is subject to adjustment from time to time so as to maintain as much as possible, equal voting power in us between the HillCour Founding Group on the one hand and the Grays Founding Group on the other, subject to certain exceptions related to transfer of shares by the parties. The Power of Attorney and Proxy is irrevocable and will remain in full force and effect until the earlier of (i) consummation of the sale of all or substantially all of our assets, or the acquisition of us by a third party (by way of stock acquisition, merger, recapitalization or otherwise), or (ii) the time when the Grays Founding Group collectively owns fewer than 1,882,420 shares of our capital stock. For as long as this Power of Attorney and Proxy remains in effect, the HillCour Founding Group and the Grays Founding Group are therefore deemed to be a “group” under Rule 13d-5(d) of the Exchange Act.

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

Transition Services Agreement

On April 1, 2021, in order to enable Marpai Administrators and its employees to continue to operate in an effective manner immediately following the Acquisition, we entered into a Transition Services Agreement with WellEnterprises, LLC, HillCour, LLC and Marpai Administrators, pursuant to which WellEnterprises, LLC and HillCour, LLC provide Marpai Administrators transitional services through May 31, 2021 and in return, we pay HillCour, LLC for the time spent by employees and third party service providers on a cost- incurred basis. On May 7, 2021, we entered into a supplemental Transition Service Agreement whereby HillCour agreed to provide additional treasury and banking services to us through July 1, 2021 at a rate of $6,000 per month.

HillCour’s Financial Support

In March 2021, in connection with the audit of Marpai Health and Marpai Administrators, HillCour gave the March Support Letters to each of Marpai Health and Marpai Administrators agreeing to provide (i) Marpai Health capital to fund its operating expenses until April 2022 if the Company is unable to secure enough funding or revenue to fund Marpai Health’s operations, which was projected at the time to be approximately between $3.5 million and $4.5 million, and (ii) Marpai Administrators capital to fund its operations through April 30, 2022, which was projected at the time to be between $6.5 million and $8.0 million.

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

Consulting Agreement

In January 2021, Marpai Health entered into a consulting agreement with BrightMark Consulting, LLC (“BrightMark”), for certain marketing and branding services based on approved initiatives within our marketing budget. Ms. Lucas, a former member of our Board, is the Chief Executive Officer of BrightMark. Marpai Health pays an hourly fee ranging from $125 to $350 for branding services on a cost-incurred basis. As of March 2021, Marpai Health and BrightMark terminated their consulting agreement and continued the engagement of BrightMark on an as needed basis. As of December 31, 2022 and 2021 respectively, the Company paid an aggregate of $2,309,000 to BrightMark for its services.

Consulting Fees

The Company receives consulting services from various shareholders and directors, including Edmundo Gonzalez and Yaron Eitan in 2021 and Yaron Eitan in 2022. The total cost of these consulting services for the years ended December 31, 2022 and 2021 was approximately $208,000 and $1,100,000, respectively. The accounts payable to these certain shareholders as of December 31, 2022 and December 31, 2021 was approximately $0 and $297,267, respectively, and are included in accounts payable on the accompanying consolidated balance sheets.

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

Sublease

The Company entered into sublease with Emporus Technologies, Ltd, in which Yaron Eitan, the Company’s chairman serves as a chairman. The sublease ended as of January 1, 2022. The total sublease income for the years ended December 31, 2022 and 2021 was approximately $0 and $69,000, respectively. The accounts receivable as of December 31, 2022 and 2021 was approximately $0 and $41,000, respectively, and is included in other receivables on the accompanying consolidated balance sheets.

Policy for Approval of Related Party Transactions

Our Board adopted our Code of Ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our Board (or the appropriate committee of our Board) or as disclosed in our public filings with the SEC. Under our Code of Ethics, conflict of interest situations includes any financial transaction, arrangement, or relationship (including any indebtedness or guarantee of indebtedness) involving Marpai, Inc.

Our Code of Ethics is posted on our Internet website at https://www.marpaihealth.com/. The information on our website is not incorporated by reference into this Annual Report. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Conduct by posting such information on the website address specified above.

In addition, the audit committee of our Board will adopt a charter, providing for the review, approval and/or ratification of “related party transactions,” which are those transactions required to be disclosed pursuant to Item 404 of Regulation S-K as promulgated by the SEC, by the audit committee. At its meetings, the audit committee shall be provided with the details of each new, existing, or proposed related party transaction, including the terms of the transaction, any contractual restrictions that the company has already committed to, the business purpose of the transaction, and the benefits of the transaction to the company and to the relevant related party. Any member of the committee who has an interest in the related party transaction under review by the committee shall abstain from voting on the approval of the related party transaction, but may, if so, requested by the chairman of the committee, participate in some or all of the committee’s discussions of the related party transaction. Upon completion of its review of the related party transaction, the committee may determine to permit or to prohibit the related party transaction. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, officers, or directors, or our or any of their affiliates.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The fees for services provided by our independent registered public accounting firm to the Company and paid in the last two fiscal years were as follows:

	Year ended	Year ended
	December 31,	December 31,
	2022	2021
Audit Fees	$263,250	$443,170

Audit-Related Fees	12,300	$ None

Tax Fees	51,250	$ None

All Other Fees	$ None	$ None

Total Fees	$326,800	$443,170

Audit Fees. These fees were for professional services in connection with the audit of the annual consolidated financial statements and quarterly reviews of the condensed consolidated financial statements included in Form 10-Q. Also includes fees for consents and comfort letters related to registration payments and review of documents filed with the SEC.

Audit-Related Fees. These fees were for professional services in connection with the audit of the annual 401(k) plan.

Tax Fees. These fees were for professional services in connection with the filing of our tax returns.

All Other Fees. None

SEC rules require that before the independent registered public accounting firm are engaged by us to render any auditing or permitted non-audit related service, the engagement be:

(1)
pre-approved by our audit committee; or
(2)
entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the Audit Committee is informed of each service, and such policies and procedures do not include delegation of the Audit Committee’s responsibilities to management.

The audit committee pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees were reviewed and approved by the audit committee before the services were rendered.

As of December 31, 2022, we have accrued approximately $135,000 for the annual audit fees for the fiscal year ended December 31, 2022, which we expect to pay UHY LLP during fiscal year 2023.

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

4.67	Warrant To Purchase Stock issued April 1, 2021, between Steve Johnson and Marpai, Inc. (incorporated by reference to Exhibit 4.67 to registration statement on Form S-1 filed on October 25, 2021).
4.68	Description of Securities (incorporated by references to Exhibit 4.68 to Annual Report on Form 10-K filed on March 30,2022).
10.1	Consulting Agreement between CITTA, Inc. and Grays West Ventures LLC dated July 29, 2019 (incorporated by reference to Exhibit 10.2 to registration statement on Form S-1 filed on October 25, 2021).
10.2	Consulting Agreement between CITTA, Inc. and Yaron Eitan dated July 29, 2019 (incorporated by reference to Exhibit 10.3 to registration statement on Form S-1 filed on October 25, 2021).
10.3	Consulting Agreement between CITTA, Inc. and Evolint Ltd. dated July 30, 2019 (incorporated by reference to Exhibit 10.4 to registration statement on Form S-1 filed on October 25, 2021).
10.4	Employment Agreement between Marpai, Inc. and Herb King dated December 1, 2020 (incorporated by reference to Exhibit 10.5 to registration statement on Form S-1 filed on October 25, 2021).
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
10.29

Consulting Agreement by and between BrightMark Consulting, LLC and Marpai Health, Inc., dated January 6, 2021 (incorporated by reference to Exhibit 10.29 to Annual Report on Form 10-K filed on March 30, 2022).

10.30+	Executive Employment Agreement between Marpai, Inc. and Lutz Finger, effective February 28, 2022 (incorporated by reference to Exhibit 10.30 to Annual Report on Form 10-K filed on March 30, 2022).
10.31*+	Amendment to Executive Employment Agreement between Marpai, Inc. and Lutz Finger, effective February 27, 2023.
10.32˄

Purchase Agreement by and between X.L. America, Inc., Seaview Re Holdings Inc., AXA S.A. and Marpai, Inc. dated as of August 4, 2022 for the purchase of Maestro Health, LLC (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed on August 9, 2022).

10.33+	First Amendment to Marpai, Inc. 2021 Global Stock Incentive Plan (incorporated by reference to Annex A to Definitive Proxy Statement on Form 14A filed on April 7, 2022).
10.34+	Employment letter agreement by and between Gonen Antebi and Marpai, Inc. (incorperated by reference to Exhibit 10.1 to current report on from 8-K filed on February 1, 2023).
14.1	Marpai, Inc. Code of Ethics, adopted September 2, 2021 (incorporated by reference to Exhibit 14.2 to registration statement on Form S-1 filed on October 25, 2021).
21.1*	List of Subsidiaries of the Company
23.1*	Consent of UHY LLP
31.1**	Certification pursuant to Rule 13a-14(a)/15d-14(a) of Chief Executive Officer
31.2**	Certification pursuant to Rule 13a-14(a)/15d-14(a) of Chief Financial Officer
32.1**	Certification pursuant to 18 U.S.C. Section 1350 of Chief Executive Officer
32.2**	Certification pursuant to 18 U.S.C. Section 1350 Chief Financial Officer
101*

The following materials from our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 formatted in inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements, tagged as blocks of text and in detail.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Filed herewith.

** Furnished herewith.

+ Management contract or compensation plan.

˄ Certain identified information in the exhibit has been excluded from the exhibit because it is both (i) not material and (ii) would likely cause competitive harm to the Company if publicly disclosed.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Marpai, Inc.

By:	/s/ Edmundo Gonzalez
Edmundo Gonzalez, Chief Executive Officer, Secretary and Director (Principal Executive Officer)
Dated: March 29, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Edmundo Gonzalez
Edmundo Gonzalez, Chief Executive Officer, Secretary and Director (Principal Executive Officer)
Dated: March 29, 2023
By:	/s/ Yoram Bibring
Yoram Bibring, Principal Financial Officer and Accounting Officer
Dated: March 29, 2023
By:	/s/ Yaron Eitan
Yaron Eitan, Chairman of the Board of Directors
Dated: March 29, 2023

By:	/s/ Damien Lamendola
Damien Lamendola, Director
Dated: March 29, 2023

By:	/s/ Sagiv Shiv
Sagiv Shiv, Director
Dated: March 29, 2023

By:	/s/ Mohsen Moazami
Mohsen Moazami, Director
Dated: March 29, 2023
By:	/s/ Vincent Kane
Vincent Kane, Director
Dated: March 29, 2023
By:	/s/ Colleen DiClaudio
Colleen DiClaudio, Director
Dated: March 29, 2023

MARPAI, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

MARPAI, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Marpai, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Marpai, Inc. and subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2 to the consolidated financial statements, the Company has incurred recurring operating losses and negative cash flows from operations, has an accumulated deficit, and has historically relied on cash proceeds from the issuance of convertible notes and warrants and its initial pubic offering to fund operations. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Melville, New York

March 29, 2023

MARPAI, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021
ASSETS:
Current assets:
Cash and cash equivalents	$13,764,508	$19,183,044
Restricted cash	9,352,608	6,750,599
Accounts receivable, net of allowance for credit losses of $23,458 and $0	1,437,786	208,762
Unbilled receivable	350,393	14,978
Prepaid expenses and other current assets	1,601,920	743,126
Other receivables	30,634	91,498
Total current assets	26,537,849	26,992,007

Property and equipment, net	1,506,082	889,935
Capitalized software, net	4,588,706	6,304,854
Operating lease right-of-use assets	3,841,810	2,043,624
Goodwill	5,837,060	2,382,917
Intangible assets, net	6,323,279	5,507,693
Security deposits	1,293,166	52,277
Other long-term asset	21,668	28,333
Total assets	$49,949,620	$44,201,640

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,457,670	$1,125,906
Accrued expenses	5,274,716	2,525,037
Accrued fiduciary obligations	9,024,463	5,541,067
Deferred revenue	288,499	1,165,248
Current portion of operating lease liabilities	1,311,295	784,493
Due to related party	3,201	3,637
Total current liabilities	17,359,844	11,145,388

Other long-term liabilities	20,203,700	45,000
Operating lease liabilities, net of current portion	4,771,871	1,301,828
Deferred tax liabilities	1,479,880	2,001,012
Total liabilities	43,815,295	14,493,228
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $0.0001 par value, 227,791,050 shares authorized; 21,279,032 issued and outstanding at December 31, 2022 and 20,299,727 issued and outstanding at December 31, 2021	2,128	2,030
Additional paid-in capital	54,126,297	51,232,092
Accumulated deficit	(47,994,100)	(21,525,710)
Total stockholders’ equity	6,134,325	29,708,412
Total liabilities and stockholders’ equity	$49,949,620	$44,201,640

The accompanying notes are an integral part of these consolidated financial statements.

MARPAI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2022	2021
Revenue	$24,341,874	$14,226,794
Costs and expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below)	17,136,330	10,289,578
General and administrative	12,318,529	8,055,572
Sales and marketing	6,938,513	4,965,209
Information technology	6,372,795	2,492,060
Research and development	3,708,068	1,733,964
Depreciation and amortization	3,538,237	1,961,733
Facilities	1,012,827	589,926
Loss on disposal of assets	273,430	—
Total costs and expenses	51,298,729	30,088,042

Operating loss	(26,956,855)	(15,861,248)

Other income (expenses)
Other income, net	234,472	172,513
Interest expense	(266,778)	(427,178)
Foreign exchange loss	(361)	(18,922)
Loss before provision for income taxes	(26,989,522)	(16,134,835)

Income tax benefit	(521,132)	(150,000)
Net loss	$(26,468,390)	$(15,984,835)

Net loss per share, basic & fully diluted(1)	$(1.31)	$(1.59)

Weighted average number of common shares, basic and fully diluted(1)	20,239,837	10,076,494

(1)
Reflects 4.555821-for-1 forward stock split that became effective September 2, 2021. The computation of basic and diluted net loss per share was retroactively adjusted for all periods presented. See Note 16 to the consolidated financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

MARPAI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-	Accumulated	Total Stockholders’
	Shares	Amount	In Capital	Deficit	Equity
Balance, December 31, 2020	142,369	$14	$2,044,362	$(5,540,875)	$(3,496,499)
Exchange of common shares of Marpai Health, Inc. (see Note 1)	(142,369)	(14)	—	—	(14)
Issuance of common shares of Marpai, Inc. (see Note 1) (1)	11,147,302	1,115	17,350,820	—	17,351,935
Issuance of common shares in connection with initial public offering, net	7,187,500	718	24,546,367	—	24,547,085
Conversion of convertible notes to common stock in connection with initial public offering	1,712,162	171	5,106,383	—	5,106,554
Exercise of warrant	225,000	23	899,977	—	900,000
Exercise of Stock options	27,763	3	58	—	61
Warrants issued for cash	—	—	53,333	—	53,333
Share-based compensation	—	—	1,230,792	—	1,230,792
Net loss	—	—	—	(15,984,835)	(15,984,835)
Balance, December 31, 2021	20,299,727	$2,030	$51,232,092	$(21,525,710)	$29,708,412
Share-based compensation	—	—	2,855,385	—	2,855,385
Issuance of stock upon vesting of restricted stock units	852,174	85	—	—	85
Shares issued to vendors in exchange for services	37,500	4	38,623	—	38,627
Issuance of common stock upon exercise of stock options	89,631	9	197	—	206
Net loss	—	—	—	(26,468,390)	(26,468,390)
Balance, December 31, 2022	21,279,032	$2,128	$54,126,297	$(47,994,100)	$6,134,325
(1)
Reflects 4.555821-for-1 forward stock split that became effective September 2, 2021. See Note 16 to the consolidated financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

MARPAI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(26,468,390)	$(15,984,835)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,538,237	1,961,733
Loss on disposal of assets	273,430	—
Share-based compensation	3,105,385	1,230,792
Shares issued to vendors in exchange for services	38,623	—
Amortization of right-of-use asset	598,925	100,160
Amortization of debt discount	—	26,728
Non-cash interest	258,787	365,880
Convertible note issued for professional services	—	75,000
Deferred taxes	(521,132)	(150,000)
Changes in operating assets and liabilities:
Accounts receivable and unbilled receivable	(597,051)	(131,509)
Prepaid expense and other assets	892,577	(349,502)
Other receivables	60,864	8,540
Security deposit	—	2,592
Accounts payable	181,436	41,130
Accounts payable – related party	—	(15,725)
Accrued expenses	(2,052,232)	961,795
Accrued fiduciary obligations	(12,823,139)	1,470,159
Operating lease liabilities	(661,382)	(99,884)
Due to related party	(2,805)	(240,001)
Other liabilities	(1,068,098)	(39,972)
Other asset	6,666	(28,333)
Net cash used in operating activities	(35,239,299)	(10,795,252)
Cash flows from investing activities:
Cash and restricted cash acquired as part of acquisitions (see Note 4)	33,388,149	11,384,035
Capitalization of software development costs	(602,805)	(1,463,812)
Purchases of intangible asset	—	(3,050)
Purchase of property and equipment	(362,768)	(273,433)
Net cash provided by investing activities	32,422,576	9,643,740
Cash flows from financing activities:
Proceeds from initial public offering, net	—	25,378,663
Proceeds from warrant exercises	—	900,000
Repayment of convertible note	—	(783,257)
Proceeds from stock option exercises	196	61
Proceeds from convertible notes	—	550,000
Proceeds from short-term loan	—	3,000,000
Repayment of short-term loan	—	(3,000,000)
Payment for initial public offering costs	—	(831,577)
Proceeds from issuance of warrants	—	53,333
Net cash provided by financing activities	196	25,267,223
Net (decrease) increase in cash, cash equivalents and restricted cash	(2,816,527)	24,115,711
Cash, cash equivalents and restricted cash at beginning of period	25,933,643	1,817,932
Cash, cash equivalents and restricted cash at end of period	$23,117,116	$25,933,643
Reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheets
Cash and cash equivalents	$13,764,508	$19,183,044
Restricted cash	9,352,608	6,750,599
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$23,117,116	$25,933,643
Supplemental disclosure of non-cash activity
Conversion of convertible notes into common stock at the closing of the CB Acquisition, net	$—	$4,089,921
Conversion of convertible notes into common stock at the IPO	$—	$5,106,554
Office improvements included in accrued expenses	$—	$27,567
Common stock issued as part of the CB Acquisition	$—	$8,500,000
Long term liability incurred in connection with the acquisition of Maestro Health, LLC	$19,900,000	$—

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

On April 1, 2021, Marpai Health consummated the acquisition of Continental Benefits. Pursuant to the terms of the Amended and Restated Equity Interest Purchase and Reorganization Agreement, as was further addended on May 7, 2021 (collectively, the “CB Agreement”), the stockholders of Marpai Health and the sole member of Continental Benefits contributed their respective shares and ownership interests in Marpai Health and Continental Benefits to Marpai in consideration for shares of the Marpai’s Class A and Class B common stock. Additionally, options to purchase 1,027,602 shares of Marpai Health’s common stock and warrants to purchase 1,366,746 shares of Marpai Health’s common stock were exchanged, on a one-to-one basis, for options and warrants to purchase shares of Marpai’s Class A common stock (the above transactions are hereinafter referred to as the “CB Acquisition”). As part of the CB Acquisition, approximately $3,800,000 of Marpai Health’s convertible promissory notes were exchanged for shares of common stock of Marpai immediately prior to the CB Acquisition, and pursuant to a note exchange agreement, Marpai acquired Marpai Health’s certain outstanding convertible promissory notes, with aggregate outstanding principal and accrued but unpaid interest of $2,198,459, in exchange for the issuance of Marpai’s convertible promissory notes of an equivalent aggregate principal amount. The CB Agreement called for Continental Benefits to not have less than $4,762,000 of cash on hand, and to have no debt at the time of closing of the CB Acquisition.

For accounting purposes, Continental Benefits was considered the acquiree and Marpai Health was considered the acquirer. The acquisition was accounted for using the acquisition method of accounting. See Note 4 for additional information.

On November 1, 2022, Marpai consummated the acquisition of Maestro Health, LLC (“Maestro”). Pursuant to the terms of the Purchase Agreement ("Maestro Agreement"), Marpai agreed to acquire all of the membership interests (the “Units”) of Maestro, a Delaware limited liability company (the “Maestro Acquisition”). In consideration for Marpai’s acquisition of the Units, Marpai agreed to pay the sellers an aggregate purchase price (the “Purchase Price”) of $19,900,000 determined on the closing date (the “Base Purchase Price”), which shall be payable on or before April 1, 2024 (the “Payment Date”), and shall accrue interest until such time that is paid, such that on the Payment Date the Purchase Price, plus all accrued and unpaid interest, shall equal $22,100,000 (the "Adjusted Purchase Price").

Any unpaid portion of the Purchase Price shall accrue interest at ten percent (10%) per annum, compounding annually, calculated on the basis of a 365-day year for the actual number of days elapsed (the “Specified Rate”), and shall be repaid as promptly as practicable to the Debt Seller. In addition, in the event Marpai or its subsidiaries receive proceeds from the sale of any securities in a private placement or public offering of securities (each an “Offering”), then Marpai shall pay to the seller an amount equal to thirty-five percent (35%) of the net proceeds of the Offering no later than sixty (60) days after the closing of Offering until such time as the Purchase Price has been paid in full

Notwithstanding the foregoing, Marpai shall be required to make cumulative payments, representing the Adjusted Purchase Price and any additional interest that will accrue on the Adjusted Purchase Price after the Payment Date,, as follows: (i) $5,000,000 to be paid by December 31, 2024, (ii) $11,000,000 of cumulative payments to be paid by December 31, 2025, and (iii) $19,000,000 of cumulative payments to be paid by December 31, 2026 and (iv) $28,000,000 of cumulative payments to be paid by December 31, 2027.

For accounting purposes, Maestro was considered the acquiree and Marpai was considered the acquirer. The acquisition was accounted for using the acquisition method of accounting, and Marpai was considered the acquiror. See Note 4 for additional information.

Marpai Captive, Inc. (“Marpai Captive”), a Delaware corporation was founded in March 2022, as a subsidiary of the Marpai. Marpai Captive is intended to engage in the captive insurance market if and when management decides to enter this market. Marpai Captive commenced operations in the first quarter of 2023.

Marpai, along with its wholly owned subsidiaries are hereinafter referred to as the “Company”. The Company did not generate any revenues prior to the acquisition of Continental Benefits.

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS (CONTINUED)

Initial Public Offering

On October 26, 2021, the Company consummated its IPO of 7,187,500 shares of class A common stock, par value $0.0001 per share (“common stock”) for a price of $4.00 per share, generating gross proceeds of $28,750,000, which is described in Note 16. Convertible notes in the amount of $5,106,554 were converted into equity as a result of the IPO.

Nature of Business

The Company’s mission is to positively change healthcare for the benefit of (i) its clients who are self-insured employers that pay for their employees’ healthcare benefits and engage the Company to administer the latter’s healthcare claims, (ii) employees who receive these healthcare benefits from its clients, and (iii) healthcare providers including doctors, doctor groups, hospitals, clinics, and any other entities providing healthcare services or products. The Company’s operations are principally conducted through its wholly owned subsidiaries Marpai Health, Marpai Administrators, and Maestro Health.

The Company provides benefits outsourcing services to clients in the United States across multiple industries. The Companies’ backroom administration and third-party administration (“TPA”) services are supported by a customized technology platform and a dedicated benefits call center. Under its TPA platform, the Company provides health and welfare administration, dependent eligibility verification, Consolidated Omnibus Budget Reconciliation Act (“COBRA”) administration, and benefit billing services. As of the date these consolidated financial statements were available to be issued, there was no substantial impact and the Company will continue to monitor the potential impact of these factors on the Company’s consolidated financial statements.

The Company continues to monitor the effects of the global coronavirus pandemic outbreak, ("COVID-19") and the global macroeconomic environment, including increasing inflationary pressures; supply chain disruptions; social and political issues; regulatory matters, geopolitical tensions; and global security issues. The Company is also mindful of inflationary pressures on its cost base and is monitoring the impact on customer preferences.

NOTE 2 – LIQUIDITY AND GOING CONCERN

Since inception, the Company has met its cash needs through proceeds from issuing convertible notes, warrants and its IPO. As shown in the accompanying consolidated financial statements as of and for the year ended December 31, 2022, the Company has an accumulated deficit of $47,994,100, working capital of $9,178,005, debt of $20,203,700 and $13,764,508 of unrestricted cash on hand. For the years ended December 31, 2022 and 2021, the Company has reported operating losses and negative cash flows from operations.

The Company currently projects that it will need additional capital to fund its current operations and capital investment requirements until the Company scales to a revenue level that permits cash self-sufficiency. As a result, the Company needs to raise additional capital or secure debt funding to support on-going operations until such time. This projection is based on the Company’s current expectations regarding revenues, expenditures, cash burn rate and other operating assumptions. The sources of this capital are anticipated to be from the sale of equity and/or debt. Alternatively, or in addition, the Company may seek to sell assets which it regards as non-strategic. Any of the foregoing may not be achievable on favorable terms, or at all. Additionally, any debt or equity transactions may cause significant dilution to existing stockholders.

If the Company is unable to raise additional capital moving forward, its ability to operate in the normal course and continue to invest in its product portfolio may be materially and adversely impacted and the Company may be forced to scale back operations or divest some or all of its assets.

As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern through twelve months from the date these consolidated financial statements are available to be issued. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with generally accepted accounting principles in the United States of America (“GAAP”), expressed in U.S. dollars. The accompanying consolidated financial statements reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations, and cash flows for the periods presented in accordance with GAAP. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Marpai Administrators is included as of April 1, 2021, the date of the CB Acquisition (see Note 4) and Maestro from November 1, 2022, the date of the Maestro Acquisition (see Note 4). All significant intercompany balances and transactions have been eliminated in consolidation.

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

Concentrations of Credit Risk

The Company maintains cash accounts with financial institutions. At times, balances in these accounts may exceed federally insured limits. The amounts over the federally insured limits as of December 31, 2022 and 2021 was approximately $13,137,000 and $18,777,000, respectively. No losses have been incurred to date on any deposit balances.

For the years ended December 31, 2022 and 2021, no customer accounted for greater than 10% of total revenue. At December 31, 2022, one customer accounted for 11.2% of accounts receivable. At December 31, 2021, three customers accounted for 43%, 26%, and 24% of accounts receivable, respectively.

Restricted Cash

Restricted cash balances are composed of funds held on behalf of clients in a fiduciary capacity, cash held in a separate bank account pledged to a bank as collateral for a bank guarantee provided to the lessor to secure the Company’s obligations under a lease agreement, cash in a money market account as required by a credit card company for collateral, and a certificate of deposit ("CD") held for collateral of a letter of credit. Fiduciary funds generally cannot be utilized for general corporate purposes and are not a source of liquidity for the Company. A corresponding fiduciary obligation, included in current liabilities in the accompanying consolidated balance sheets, exists for disbursements to be made on behalf of the clients and may be more than the restricted cash balance if payment from customers has not been received.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounts Receivable

Accounts receivable are recorded at the net invoiced amount, net of allowances for credit losses, and do not bear interest. Unbilled receivables are for services rendered but not yet billed to the customer, which typically occurs within one month.

The Company periodically reviews accounts receivable balances and provides an allowance for credit losses to the extent deemed uncollectible. The allowance for credit losses is the Company’s best estimate of the amount of probable credit losses in existing accounts receivable. The allowance is based on our estimate of expected credit losses for outstanding trade accounts receivables and unbilled receivables. The Company determines expected credit losses based on historical write-off experience, an analysis of the aging of outstanding receivables, customer payment patterns, the establishment of specific reserves for customers in an adverse financial condition, and our expectations of changes in macro-economic conditions, including the ongoing COVID-19 pandemic, that may impact the collectability of outstanding receivables. Balances are considered past due based on invoiced terms. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company had an allowance for credit losses of $23,458 and $0, as of December 31, 2022 and 2021, respectively.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include accounts receivable, accounts payable, accrued expenses, and debt at fixed interest rates, approximate their fair values at December 31, 2022 and 2021, principally due to the short-term nature, maturities, or nature of interest rates of the above listed items.

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or circumstances exist that indicate the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets is measured by comparing the carrying amounts of the assets to the future undiscounted cash flows expected to be generated by the assets. If the asset or asset group is considered to be impaired, an impairment loss would be recorded to adjust the carrying amounts to the estimated fair value. Management has determined that no impairment of long-lived assets exists, and accordingly, no adjustments to the carrying amounts of the Company’s long-lived assets have been made for the years ended December 31, 2022 and 2021.

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

Goodwill

Goodwill is recognized and initially measured as any excess of the acquisition-date consideration transferred in a business combination over the acquisition-date amounts recognized for the net identifiable assets acquired. Goodwill is not amortized but is tested for impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not result in an impairment of goodwill. The Company operates in one reporting segment and reporting unit; therefore, goodwill is tested for impairment at the consolidated level. First, the Company assesses qualitative factors to determine whether or not it is more likely than not that the fair value of a reporting unit is less than it’s carrying amount. If the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company conducts a quantitative goodwill impairment test comparing the fair value of the applicable reporting unit with its carrying value. If the carrying amount of the reporting unit exceeds the fair value of the reporting unit, the Company recognizes an impairment loss in the consolidated statement of operations for the amount by which the carrying amount exceeds the fair value of the reporting unit. The Company performs its annual goodwill impairment test at December 31. There was no goodwill impairment for the years ended December 31, 2022 and 2021.

Intangible Assets

Intangible assets consist of customer relationships, non-compete agreements, and amounts attributed to patent and patent applications that were acquired through an acquisition and are amortized on a straight-line basis over useful lives ranging from five to ten years. The Company’s intangible assets are reviewed for impairment when events or circumstances indicate their carrying amounts may not be recoverable. The Company reviews the recoverability of its intangible assets by comparing the carrying value of such assets to the related undiscounted value of the projected cash flows associated with the assets, or asset group. If the carrying value is found to be greater, the Company records an impairment loss for the excess of book value over fair value. No impairment of the Company’s intangible assets was recorded for the years ended December 31, 2022 and 2021.

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

The Company follows ASC Topic 740-10-65-1 in accounting for uncertainty in income taxes by prescribing rules for recognition, measurement, and classification in financial statements of tax positions taken or expected to be in a tax return. This prescribes a two-step process for the financial statement measurement and recognition of a tax position. The first step involves the determination of whether it is more likely than not (greater than 50 percent likelihood) that a tax position will be sustained upon examination, based on the technical merits of the position. The second step requires that any tax position that meets the more likely than not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is a greater than 50 percent likelihood of being realized upon ultimate settlement. This topic also provides guidance on the accounting for related interest and penalties, financial statement classification and disclosure. The Company’s policy is that any interest or penalties related to uncertain tax positions are recognized in income tax expense when incurred. The Company has no uncertain tax positions or related interest or penalties requiring accrual at December 31, 2022 and 2021.

Revenue Recognition

Revenue is recognized when control of the promised services is transferred to the Company’s customers in an amount that reflects the consideration expected to be entitled to in exchange for those services. As the Company completes its performance obligations, it has an unconditional right to consideration, as outlined in the Company’s contracts.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Contract Balances

At December 31, 2022 and 2021, the balances of the Company’s accounts receivable from contracts with customers, net of related allowances for credit losses, were $1,437,786 and $208,762, respectively, and the balance of the Company’s unbilled receivable from a contract with a customer was $350,393 and $14,978, respectively. When the Company receives consideration from a customer prior to transferring services to the customer under the terms of the customer contracts, it records deferred revenue on the Company’s consolidated balance sheet, which represents a contract liability. At December 31, 2022 and 2021, the balance of deferred revenue was $288,499 and $1,165,248, respectively. The Company anticipates that it will satisfy all of its performance obligations associated with its contract liabilities within a year.

The Company also provides certain performance guarantees under their contracts with customers. Customers may be entitled to receive compensation if the Company fails to meet the guarantees. Actual performance is compared to the contractual guarantee for each measure throughout the period. at December 31, 2022 and 2021, the Company had performance guarantee liabilities of $244,029 and $418,988, respectively, which are included in accrued expenses on the accompanying consolidated balance sheets.

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

Timing of Performance Obligations

All of the Company’s contracts with customers obligate the Company to perform services. Services provided include health and welfare administration, dependent eligibility verification, COBRA administration, benefit billing, cost containment services and care management services. Revenue is recognized over time as services are provided as the performance obligations are satisfied through the effort expended to research, investigate, evaluate, document, and report claims, and control of these services is transferred to the customer. The Company has the right to receive payment for all services rendered.

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

Cost of Revenue

Cost of revenues consists of (i) service fees, which primarily include vendor fees associated with the client’s benefit program selections, (ii) the direct labor cost associated with claim management and processing services, and (iii) direct labor costs associated with providing customer support and services to the clients, members, and other external stakeholders as well as direct labor costs associated with care and case management services.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Company estimates the expected term of stock options granted to employees using the simplified method, whereby the expected term equals the average of the vesting term and the original contractual term of the option. The Company utilizes this method as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. For stock options granted to non-employees, the contractual term of the option is utilized as the basis for the expected term assumption. All other assumptions used to calculate the grant date fair value are generally consistent with the assumptions used for options granted to employees. For purposes of calculating share-based compensation, the Company estimates the fair value of stock options using a Black-Scholes option-pricing model. The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by the Company’s stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. The expected volatility is primarily based on the historical volatility of peer company data while the expected life of the stock options is based on historical and other economic data trended into the future. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding to the expected option term. The dividend yield assumption is based on the Company’s history and expectation of no dividend payouts.

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

Warrants to Acquire Common Shares:

The Company accounts for common stock warrants as either equity-classified or liability classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 “Distinguishing Liabilities from Equity” ("ASC 480") and ASC 815 “Derivatives and Hedging” ("ASC 580"). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, whether the warrants meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of outstanding common shares for the period, considering the effect of participating securities. Diluted earnings (loss) per share is calculated by dividing net earnings (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods when they are anti-dilutive, common stock equivalents, if any, are not considered in the computation. At December 31, 2022 and 2021, there were 3,831,720 and 2,556,119 common share equivalents, respectively. For the years ended December 31, 2022 and 2021, these potential shares were excluded from the shares used to calculate diluted net loss per share as their effect would have been antidilutive.

Segments

Operating segments are defined as components of an entity for which separate discrete financial information is available. The Chief Operating Decision Maker (“CODM”) reviews financial information presented on a consolidated basis for the purposes of making operating decisions, allocating resources, and evaluating financial performance. As such, the Company has determined that it operates in one operating and one reportable segment. The Company presents financial information about its operating segment and geographical areas in Note 12 to the consolidated financial statements.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising

Advertising costs are expensed as incurred. Advertising costs amounted to $80,925 and $1,261,296 for the years ended December 31, 2022 and 2021, respectively.

Recently Adopted Accounting Pronouncements

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

ASU 2020-06 also requires that the effect of potential share settlement be included in the diluted EPS calculation when an instrument may be settled in cash or share. This amendment removes current guidance that allows an entity to rebut this presumption if it has a history or policy of cash settlement. Furthermore, ASU 2020-06 requires the application of the if converted method for calculating diluted earnings per share, and the treasury stock method will be no longer available. In addition, ASU 2020-06 clarifies that an average market price should be used to calculate the diluted EPS denominator in cases in which the exercise prices may change on the basis of an entity’s share price or changes in the entity’s share price may affect the number of shares that may be used to settle a financial instrument and that an entity should use the weighted-average share count from each quarter when calculating the year-to-date weighted-average share. The provisions of ASU 2020-06 are applicable for fiscal years beginning after December 15, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The adoption of this standard did not have a material impact to the Company’s consolidated financial statements, since all of the Company’s convertible debt were converted to equity at the IPO or repaid during the year ended December 31, 2021.

Recently Issued Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU No. 2020-04 provides guidance on optional expedients for a limited time to ease the operational burden in accounting for (or recognizing the effects of) reference rate reform (LIBOR) on financial reporting. In December 2022, the FASB issued ASU 2022-06 Reference Rate Reform (Topic 848) - Deferral of the Sunset Date of Topic 848 (ASU 2022-06), which extends the optional transition relief to ease the potential burden in accounting for reference rate reform on financial reporting. The transition relief is provided through December 31, 2024 based on the expectation that the LIBOR will cease to be published as of June 30, 2023. The amendments are effective prospectively at any point through December 31, 2024. The Company will continue to monitor new contracts that could potentially be eligible for contract modification relief through December 31, 2024.

In September 2022, the FASB issued ASU No. 2022-04, “Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations,” which is intended to enhance the transparency surrounding the use of supplier finance programs. The guidance requires companies that use supplier finance programs to make annual disclosures about the program’s key terms, the balance sheet presentation of related amounts, the confirmed amount outstanding at the end of the period and associated rollforward information. Only the amount outstanding at the end of the period must be disclosed in interim periods. The guidance does not affect the recognition, measurement or financial statement presentation of supplier finance program obligations. The guidance becomes effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the rollforward information, which is effective for fiscal years beginning after December 15, 2023. The Company does not have any supplier finance programs and does not believe the impact of adopting this accounting standard update will be material to the consolidated financial statements.

In October 2021, the FASB issued ASU No. 2021-08, “Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” (Topic 805). This ASU requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities (deferred revenue) from acquired contracts using the revenue recognition guidance in Topic 606. At the acquisition date, the acquirer applies the revenue model as if it had originated the acquired contracts. For the Company, the new guidance is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Adoption of the ASU should be applied prospectively. Early adoption is also permitted, including adoption in an interim period. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements.

NOTE 4 – ACQUISITIONS

Maestro

On November 1, 2022, Marpai consummated the acquisition of Maestro for a purchase price of $19.9 million. Goodwill generated from this acquisition primarily represented the value that was expected from the increased scale and synergies as a result of the integration of the Maestro business into the Marpai legacy business. Maestro generated revenue for the two months after acquisition of $3,427,333 and incurred a net loss of $1,948,268.

NOTE 4 – ACQUISITION (CONTINUED)

The acquisition accounting for Maestro as reflected in these consolidated financial statements is preliminary and based on current estimates and currently available information, and are subject to revision based on final determinations of fair value and final allocations of purchase price to the identifiable assets and liabilities acquired. The estimated fair values that are not yet finalized relate primarily to the valuation of intangible assets, property and equipment, and income taxes.

The following table represents the preliminary allocation of the purchase consideration among Maestro’s assets acquired and liabilities assumed at their preliminary estimated acquisition-date fair values:

Purchase Price
Purchase Price	$19,900,000

Purchase Price Allocation

Cash	$17,081,602
Restricted cash	16,306,547
Accounts receivable	321,198
Unbilled receivable	646,189
Prepaid expenses and other current assets	1,751,371
Property and equipment	921,680
Operating lease - right of use assets	2,555,375
Goodwill	3,454,143
Trademarks	800,000
Customer relationships	840,000
Security deposits	1,240,889
Account payable	(150,328)
Accrued expenses	(4,554,280)
Accrued fiduciary obligations	(16,306,547)
Operating lease liabilities	(4,816,490)
Deferred revenue	(191,349)
Total fair value of net assets acquired and liabilities assumed	$19,900,000

The following table summarizes the estimated fair values of Maestro’s identifiable intangible assets, their estimated useful lives and expected amortization periods:

		Useful
	Acquisition	Life in
	Fair Value	Years
Trademarks	$800,000	5 Years
Customer relationships	840,000	5 Years

The following unaudited pro forma summary presents consolidated information of the Company as if the business combination had occurred on January 1, 2021:

	Year Ended
	December 31, 2022	Year Ended December 31, 2021
	(pro forma)	(pro forma)
Revenue	$40,406,192	$37,809,557
Net loss	(39,774,661)	(44,417,127)

The unaudited pro forma financial information includes adjustments that are directly attributable to the business combination and are factually supportable. The pro forma adjustments include incremental amortization expense of $82,000 related to intangible and tangible assets acquired.

The unaudited pro forma results do not reflect any cost saving synergies from operating efficiencies or the effect of the incremental costs incurred in integrating Maestro into the Marpai legacy business.

Accordingly, these unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the acquisition had occurred at the beginning of the period presented, nor are they indicative of future results of operations.

NOTE 4 – ACQUISITION (CONTINUED)

Marpai Administrators (Formerly Continental Benefits)

On April 1, 2021, Marpai consummated the acquisition of Marpai Administrators. According to the CB Agreement, Marpai Administrators was valued, on a cash-free and debt-free basis, at $8.5 million. In addition, pursuant to the CB Agreement, Marpai Health was valued at an assumed pre-money valuation of the last convertible note’s conversion price of $35 million.

The following table represents the allocation of the purchase consideration among the Marpai Administrators’ assets acquired and liabilities assumed at their estimated acquisition-date fair values:

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

The following unaudited pro forma summary presents consolidated information of the Company as if the business combination had occurred on January 1, 2021:

Year Ended December 31, 2021
(pro forma)
Revenue	$18,441,875
Net loss	(18,034,702)

NOTE 4 – ACQUISITION (CONTINUED)

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

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following at:

	December 31, 2022	December 31, 2021
Equipment	$402,675	$222,222
Furniture and fixtures	1,007,699	341,769
Leasehold improvements	745,453	621,527
Total cost	2,155,827	1,185,518
Accumulated depreciation	(649,745)	(295,583)
Property and equipment, net	$1,506,082	$889,935

Depreciation expense was $397,470 and $199,649 for the years ended December 31, 2022 and 2021, respectively.

NOTE 6 – CAPITALIZED SOFTWARE

Capitalized software consists of the following at:

	December 31, 2022	December 31, 2021
Capitalized software	$8,094,385	$7,161,571
Accumulated amortization	(3,505,679)	(1,186,727)
Net carrying amount	4,588,706	5,974,844
Capitalized software in-process	—	330,010
Capitalized software, net	$4,588,706	$6,304,854

Amortization expense was $2,318,953 and $1,186,727 for the year ended December 31, 2022 and 2021, respectively.

Estimated amortization for capitalized software for future periods is as follows:

Year Ended December 31,
2023	$2,461,011
2024	1,542,008
2025	496,744
2026	88,943
$4,588,706

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

Goodwill consists of the following:

Amount
Balance as of December 31, 2021	$2,382,917
Acquisition	3,454,143
Balance as of December 31, 2022	$5,837,060

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS (CONTINUED)

Intangible assets consist of the following:

	December 31, 2022
	Useful	Gross Carrying	Accumulated	Net Carrying
	Life	Amount	Amortization	Amount
Trademarks	5-10 Years	$2,320,000	$(292,671)	$2,027,329
Noncompete agreements	5 Years	990,000	(346,500)	643,500
Customer relationships	5-7 Years	3,760,000	(758,000)	3,002,000
Patents and patent applications	(*)	650,450	-	650,450
		$7,720,450	$(1,397,171)	$6,323,279

	December 31, 2021
	Useful	Gross Carrying	Accumulated	Net Carrying
	Life	Amount	Amortization	Amount
Trademarks	10 years	$1,520,000	$(114,000)	$1,406,000
Noncompete agreements	5 Years	990,000	(148,500)	841,500
Customer relationships	7 Years	2,920,000	(312,857)	2,607,143
Patents and patent applications	(*)	653,050	-	653,050
		$6,083,050	$(575,357)	$5,507,693

(*) Patents have yet to be approved by US Patent Office. Useful life is determined upon placement into service after approval.

Amortization expense was $821,814 and 575,357 for the year ended December 31, 2022 and 2021, respectively.

Estimated amortization for trademarks, intangible assets and customer relationships for future periods is as follows:

Year Ended December 31,
2023	$1,095,143
2024	1,095,143
2025	1,095,143
2026	946,643
2027	842,476
Thereafter	598,282
Assets not placed in services	650,450
$6,323,279

NOTE 8 – LEASES

The Company leases office space and certain equipment under operating leases that expire between 2023 and 2030. The terms of the leases provide for rental payments with escalation clauses and contain options that allow the Company to extend or terminate the lease agreements.

Operating lease costs recording in the accompanying consolidated statements of operations were $1,117,193 and $666,830 for the years ended December 31, 2022 and 2021.

The Company’s future lease payments, which are presented as current maturities of operating leases and noncurrent operating lease liabilities on the Company’s accompanying consolidated balance sheet as of December 31, 2022, including any optional extensions, are as follows:

Year Ended December 31,
2023	$1,885,604
2024	1,098,134
2025	1,108,012
2026	1,088,112
2027	939,600
Thereafter	1,961,640
Total lease payments	8,081,102
Less: imputed interest	(1,997,936)
Present value of lease liabilities	6,083,166
Less: current lease liabilities	(1,311,295)
Long-term lease liabilities	$4,771,871

The weighted average remaining lease term, including the optional extension, was 5.9 years and 2.6 years as of December 31, 2022 and 2021, respectively. The weighted average operating lease discount rate was 9.11% and 6.0% as of December 31, 2022 and 2021, respectively.

On January 15, 2021, Marpai Administrators entered into a sublease with an expiration date of November 30, 2023. The sublease calls for monthly rent payments of approximately $14,000 plus tax.

NOTE 8 – LEASES (CONTINUED)

Sublease income recorded as other income for the years ended December 31, 2022 and 2021 was approximately $196,465 and $172,476, respectively.

The following is a summary as of December 31, 2022, of the contractual sublease income:

Year Ended December 31,
2023	$151,355
Total sublease income	$151,355

NOTE 9 – SHARE-BASED COMPENSATION

Global Incentive Plan

On May 31, 2022, the shareholders of the Company approved the Company’s Board of Directors proposal to increase the Company’s Global Incentive Plan (the “Plan”) by 6,300,000 shares, thus bringing the total number of stock options and restricted stock units (“RSUs”) that may be issued pursuant to the Plan to 7,803,421. During the year ended December 31, 2022, the Board of Directors of the Company approved the issuance of 2,370,576 stock options and 1,427,404 RSUs. In addition, during the year ended December 31, 2022, 115,827 stock options and 140,614 RSU's were either exercised or canceled respectively. As of December 31, 2022, the remaining number of underlying shares available for future issuances under the Plan is 2,699,263.

Under the terms of the Plan, on the grant date, the Board of Directors determines the vesting schedule of each stock option and RSUs on an individual basis. All stock options expire the earlier of (1) ten years from the date of the grant, (2) May 31, 2031 or (3) 90 days after the termination of employment of the grantee.

Stock Options

The fair value of options and share awards granted under the stock option plan during the year ended December 31, 2022 and 2021 was estimated at the date of grant using the Black-Scholes option pricing model and the following assumptions for grants:

	2022	2021
Risk-free interest rates	3.61%	0.91%
Expected life	5 years	5 years
Expected volatility	41.00%	40.81%
Expected dividend yield	0.00%	0.00%

The following table summarizes the stock option activity:

			Weighted Average	Aggregate
	Number of	Weighted Average	Remaining	Intrinsic
	Options	Exercise Price	Contractual Term	Value
Balance at January 1, 2022	1,472,988	$1.92	8.98	$3,616,248
Granted	2,370,576	1.11
Forfeited/Cancelled	(26,196)	0.002
Exercised	(89,631)	0.002
Balance at December 31, 2022	3,727,737	1.47	8.91	$203,295
Exercisable at December 31, 2022	1,697,083	$1.54	8.74	$130,188

The following table summarizes the Company’s non-vested stock options activity:

		Weighted-Average
	Non-vested Options	Grant Date Fair
	Outstanding	Value
At January 1, 2022	1,058,235	$0.95
Options granted	2,370,576	0.46
Options forfeited/cancelled	(26,196)	1.97
Options exercised	(89,631)	1.28
Options vested	(1,282,330)	0.97
At December 31, 2022	2,030,654	$0.66

NOTE 9 – SHARE-BASED COMPENSATION (CONTINUED)

For the years ended December 31, 2022 and 2021, the Company recognized $828,860 and $394,311 of stock compensation expense relating to stock options, respectively. As of December 31, 2022, there was $1,301,599 of unrecognized stock compensation expense related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately two years.

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

The following table summarizes the restricted stock awards activity:

		Weighted-Average
	Restricted Stock	Grant Date Fair Value
	Awards	Per Share
Outstanding at January 1, 2022	708,615	$1.42
Granted	—	—
Forfeited/cancelled	—	—
Vested	(485,677)	1.44
Outstanding at December 31, 2022	222,938	$1.48

For the years ended December 31, 2022 and 2021, the Company recognized $1,301,599 and $836,481 of stock compensation expense relating to RSAs, respectively. As of December 31, 2022, there was $312,631 of unrecognized compensation expense related to unvested restricted share awards that is expected to be recognized over a weighted-average period of approximately 1 year.

Restricted Stock Units

On June 14, 2022, the Board of Directors of the Company authorized the grant of 1,427,404 RSU's of which 1,346,154 were granted to an officer who joined the Company in February 2022. Of the RSUs granted to the officer, 192,308 vested immediately and the balance of 1,153,846 will vest in equal quarterly installments through February 28, 2023. Under the terms of the officer’s employment agreement, the Company also agreed to guarantee the minimum value of the RSUs on their vesting dates. The Company accrued an amount of $74,359 in accrued expenses in the consolidated balance sheets, reflecting this minimum value obligation as of December 31, 2022.

In addition, the Company agreed to issue to the officer a one-time grant of fully vested shares of the Company’s common stock with a fair market value of $250,000 as a signing bonus to be provided following the twelve-month anniversary of the officer’s start date with the Company. Included in accrued expenses as of December 31, 2022 in the consolidated balance sheets is an amount of $250,000 representing the full value of the signing bonus.

On November 23, 2022, the Company canceled 140,614 RSUs held by an officer of the Company in exchange for a cash bonus of $147,645. These RSUs were due to vest on November 28, 2022.

The following table summarizes the restricted stock units activity:

	Restricted Stock
	Units	Value
Outstanding at January 1, 2022	—	$—
Granted	1,427,404	1.11
Forfeited/cancelled	(140,614)	1.11
Vested	(994,963)	1.11
Outstanding at December 31, 2022	291,827	$1.11

For the year ended December 31, 2022 and 2021, the Company recognized $1,406,548 and $0 of stock compensation expense relating to RSUs, respectively. As of December 31, 2022, there was of unrecognized compensation expense related to unvested RSUs that is expected to be recognized over a period of two months for one employee of $333,332 and four years for another employee of $39,313.

NOTE 10 – WARRANTS

Marpai Health Warrants

On January 17, 2020, Marpai Health issued warrants to an investor to purchase up to 364,466 common shares at an exercise price of $1.43 per share. The warrants were issued in connection with a certain convertible note. The Company estimated the fair value of the warrants to be $213,828 based on a Black-Scholes option pricing model and recorded it as debt discount which amortizes to interest expense over the period of the loan and as additional paid-in capital. The warrants expire and are no longer exercisable at the fifth anniversary of the date the warrants were issued (January 17, 2025).

In February 2021, Marpai Health granted warrants at a purchase price of $0.05 per share to several founders of Marpai Health to purchase up to 926,349 shares of common stock at an exercise price of $7.90 per share. The warrants expire and are no longer exercisable on the fifth anniversary of the date the warrants were issued. The warrants were purchased for a cash payment of $50,833, which was reflected in additional paid-in capital when the proceeds were received.

On April 1, 2021, as part of the Marpai Administrators Acquisition, Marpai Health’s outstanding warrants in the amount of 1,290,815 shares were automatically converted into warrants to purchase Marpai common stock at the same exercise price and terms they were initially granted by Marpai Health.

Marpai Warrants

In April 2021, Marpai granted five-year warrants at a purchase price of $0.05 per share to a consultant of the Company to purchase up to 45,558 shares of common stock at an exercise price of $7.90 per share. The warrants were purchased for a cash payment of $2,500, which was reflected in additional paid-in capital when the proceeds were received.

In July 2021, Marpai issued warrants to an investor to purchase up to 225,000 common shares at an exercise price of $4 per share. The Company estimated the fair value of the warrants to be $0 based on a Black-Scholes option pricing model. The warrants were exercised on December 10, 2021 for total proceeds of $900,000.

The following assumptions were used when calculating the issuance date fair value:

Exercise price of the warrants	$4.00
Contractual life of the warrants	0.4 years
Current value of the underlying common stock	$2.58
Expected volatility	40.08%
Expected dividend yield	—%
Risk-free interest rate	0.06%

Upon closing of the IPO, the Company issued to the representatives of its underwriter warrants to purchase 312,500 shares of common stock (5% of the aggregate number of shares of common stock sold in the offering as compensation) (the “Underwriter’s Warrants”). The Underwriter’s Warrants were exercisable at a per share exercise price equal to 125% of the public offering price per share in the offering, which was determined to be $5.00 based on the IPO price of $4.00. The Underwriter’s Warrants are exercisable at any time, in whole or in part, from April 4, 2022 (the “Initial Exercise Date”) through October 26, 2026.

The following assumptions were used when calculating the issuance date fair value:

Exercise price of the warrants	$5.00
Contractual life of the warrants	5 years
Current value of the underlying common stock	$4.00
Expected volatility	40.08%
Expected dividend yield	0.00%
Risk-free interest rate	1.20%

NOTE 10 – WARRANTS (CONTINUED)

The table below summarizes the Company’s warrant activities:

	Number of
	Common	Exercise Price	Weighted
	Shares	Range Per	Average
	Warrants	Share	Exercise Price
Balance at January 1, 2022	1,648,873	$1.43 to 7.90	$5.92
Granted	—	—	—
Forfeited	—	—	—
Exercised	—	—	—
Balance at December 31, 2022	1,648,873	$1.43 to 7.90	$5.92

Balance at January 1, 2021	364,466	$1.43	$1.43
Granted	1,509,407	4.00 to 7.90	6.72
Forfeited	—	—	—
Exercised	(225,000)	4.00	4.00
Balance at December 31, 2021	1,648,873	$1.43 to 7.90	$5.92

NOTE 11 – INCOME TAXES

The effective tax rate was 1.9% and 0.9% for the years ended December 31, 2022 and 2021, respectively. The effective tax rate differs from the federal tax rate of 21% for the year ended December 31, 2022 and 2021 due primarily to the full valuation allowance and other discrete items.

Reconciliation between the effective tax rate on loss before provision for income taxes and the statutory tax rate is as follows:

12/31/2022
Income tax expense (benefit) at federal statutory rate	21.0%
State taxes	0.2%
Change in valuation allowance	(20.4)%
Change in deferred tax liability	1.9%
Permanent differences	(1.4)%
Other - net	0.6%
Income tax expense (benefit)	1.9%

12/31/2021
Income tax expense (benefit) at federal statutory rate	21.0%
Change in valuation allowance	(20.1)%
Return to provision adjustments	(0.5)%
Permanent differences	0.5%
Other - net	(0.0)%
Income tax expense (benefit)	0.9%

At December 31, 2022 and 2021, the Company had federal and state net operating losses (“NOLs”) in the amount of $29,547,000 and $26,649,000 respectively. While the federal NOLs do not expire, the Tax Cuts & Jobs Act of 2017 limits the amount of federal net operating loss utilized each year after December 31, 2020 to 80% of taxable income. The state NOLs start expiring in 2031.

NOTE 11 – INCOME TAXES (CONTINUED)

Temporary differences which give rise to a significant portion of deferred tax assets are as follows at:

	December 31, 2022	December 31, 2021
Deferred income tax assets (liabilities):
Startup costs	$1,035,317	$1,001,272
Stock compensation - RSAs	875,498	584,881
Net operating loss - Federal	6,204,900	2,244,367
Net operating loss - State	1,264,598	522,491
Accrued expenses	-	174,289
Amortization	(1,217,409)	(1,682,939)
Depreciation	(262,179)	(333,501)
Operating lease assets	(813,972)	(393,985)
Operating lease liabilities	1,370,631	350,236
Deferred revenue	45,388	—
	8,502,772	2,467,111
Less: Valuation allowance	(9,982,652)	(4,468,123)
Deferred tax liabilities, net	$(1,479,880)	$(2,001,012)

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred since inception. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. On the basis of this evaluation, as of December 31, 2022, a valuation allowance of $9,982,652 has been recorded to recognize the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.

The Company and its subsidiaries income tax returns for 2019, 2020 and 2021 are open to review by the tax authorities.

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

NOTE 12 – SEGMENT INFORMATION

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

Long-lived assets including goodwill, intangible assets, capitalized software, property and equipment and operating lease right-of-use, by geographic region, are as follows at:

	December 31, 2022	December 31, 2021
United States	$17,993,006	$14,369,511
Israel	4,103,931	2,759,512
Total long-lived assets	$22,096,937	$17,129,023

NOTE 13 – RELATED PARTY TRANSACTIONS

The Company receives consulting services and marketing services from various shareholders and directors. The total cost of these consulting services are recorded in general and administrative expenses for the years ended December 31, 2022 and 2021 was approximately $208,000 and $1,100,000, respectively. The total cost of marketing services are recorded in sales and marketing expenses for the years ended December 31, 2022 and 2021 was approximately $341,000 and $1,725,000, respectively. The accounts payable to these certain shareholders as of December 31, 2022 and, 2021 was approximately $0 and $297,000, respectively, and are included in accounts payable on the accompanying consolidated balance sheets.

NOTE 13 – RELATED PARTY TRANSACTIONS (CONTINUED)

The Company entered into a sublease with an affiliate of a director and shareholder (Note 8), and the total sublease income for the years ended December 31, 2022 and 2021 was approximately $0 and $69,000, respectively. The receivable balance on the sublease as of December 31, 2022 and 2021 was approximately $0 and $41,000, respectively, and is included in other receivables on the accompanying consolidated balance sheets.

On December 30, 2020, the Company received an advance from a certain investor for reimbursement of certain expenses. This is recorded as due to related party on the accompanying consolidated balance sheets as of December 31, 2022 and 2021 in the amount of $3,201 and $3,637, respectively.

On April 1, 2021, in order to enable Marpai Administrators and its employees to continue to operate in an effective manner immediately following the Acquisition, the Company entered into a Transition Services Agreement with a shareholder and its affiliate, pursuant to which the shareholder provided Marpai Administrators transitional services through May 31, 2021 and in return, the Company paid for the time spent by employees and third-party service providers on a cost- incurred basis. On May 7, 2021, the Company entered into a supplemental Transition Service Agreement whereby the shareholder agreed to provide additional treasury and banking services to the Company through July 1, 2021 at a rate of $6,000 per month. Total cost for the year ended December 31, 2021 was $18,000.

NOTE 14 – ACCRUED SEVERANCE PAY AND EMPLOYEE RETIRMENT PLAN

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

Total expenses related to severance pay amounted to $144,896 and $132,031 for the years ended December 31, 2022 and 2021, respectively.

The Company excluding Maestro, has a defined contribution plan covering eligible employees with at least one month of service. The Company fully matches employee contributions up to 5% of the total compensation. Total expense for the years ended December 31, 2022 and 2021 was $343,682 and $194,979, respectively.

Maestro has a defined contribution plan covering eligible employees with at least one month of service. The Company fully matches employee contributions up to 5% of the total compensation. Total expense for the year ended December 31, 2022 was $45,279.

NOTE 15 – ACCRUED EXPENSES

Accrued expenses consisted of the following:

	December 31, 2022	December 31, 2021
Employee compensation	$1,433,327	$897,288
Accrued bonuses	1,712,009	743,038
Performance guarantee liabilities	244,029	418,988
Other accrued expenses and liabilities	1,885,351	465,723
Accrued expenses	$5,274,716	$2,525,037

NOTE 16 – STOCKHOLDERS’ EQUITY

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

NOTE 16 – STOCKHOLDERS’ EQUITY (CONTINUED)

On December 10, 2021, a shareholder exercised warrants to purchase 225,000 shares of the Company’s common stock at $4 per share for total proceeds of $900,000. (Note 10)

During the year ended December 31, 2022, the Company issued 37,500 shares of common stock to vendors in consideration for services rendered.

NOTE 17 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through March 29, 2023, the date the consolidated financial statements were available for issuance.