Form 10-Q
period 2023-03-31
Marpai, Inc.
filed 2023-05-10
CIK 1844392

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of May 10, 2023, there were 29,012,464 shares of the Company’s common stock, par value $0.0001 per share, outstanding.

MARPAI, INC.

i

PART I — FINANCIAL INFORMATION

Item 1. Unaudited Condensed and Consolidated Financial Statements.

MARPAI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$6,174,538	$13,764,508
Restricted cash	10,406,248	9,352,608
Accounts receivable, net of allowance for credit losses of $23,458 and $23,458	963,110	1,437,786
Unbilled receivable	1,064,081	350,393
Prepaid expenses and other current assets	1,424,631	1,601,920
Other receivables	45,603	30,634
Total current assets	20,078,211	26,537,849

Property and equipment, net	1,344,549	1,506,082
Capitalized software, net	3,976,747	4,588,706
Operating lease right-of-use assets	3,589,362	3,841,810
Goodwill	5,873,030	5,837,060
Intangible assets, net	6,049,492	6,323,279
Security deposits	1,293,166	1,293,166
Other long-term asset	21,668	21,668
Total assets	$42,226,225	$49,949,620
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$2,111,044	$1,457,670
Accrued expenses	3,769,494	5,274,716
Accrued fiduciary obligations	9,024,091	9,024,463
Deferred revenue	1,437,407	288,499
Current portion of operating lease liabilities	1,112,665	1,311,295
Due to related party	3,201	3,201
Total current liabilities	17,457,902	17,359,844

Other long-term liabilities	20,591,750	20,203,700
Operating lease liabilities, net of current portion	4,607,443	4,771,871
Deferred tax liabilities	1,479,880	1,479,880
Total liabilities	44,136,975	43,815,295
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’(DEFICIT) EQUITY
Common stock, $0.0001 par value, 227,791,050 shares authorized; 21,612,482 and 21,279,032 issued and outstanding at March 31, 2023 and December 31, 2022, respectively	2,161	2,128
Additional paid-in capital	54,954,038	54,126,297
Accumulated deficit	(56,866,949)	(47,994,100)
Total stockholders’ (deficit) equity	(1,910,750)	6,134,325
Total liabilities and stockholders’ (deficit) equity	$42,226,225	$49,949,620

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARPAI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended March 31,
	2023	2022
Revenue	$9,672,045	$6,218,809
Costs and expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below)	6,408,801	4,546,795
General and administrative	5,226,419	2,902,133
Sales and marketing	2,179,117	1,559,116
Information technology	2,186,809	1,134,273
Research and development	500,209	593,107
Depreciation and amortization	1,043,636	825,398
Facilities	649,836	196,594
Total costs and expenses	18,194,827	11,757,416
Operating loss	(8,522,782)	(5,538,607)
Other income (expenses)
Other income	50,452	48,997
Interest expense, net	(385,010)	(3,945)
Foreign exchange (loss) gain	(15,509)	3,891
Loss before provision for income taxes	(8,872,849)	(5,489,664)
Income tax expense	—	—
Net loss	$(8,872,849)	$(5,489,664)
Net loss per share, basic & fully diluted	$(0.42)	$(0.28)
Weighted average common shares outstanding, basic and diluted	21,162,644	19,629,213

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARPAI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

	Common Stock
			Additional Paid-	Accumulated	Total Stockholders’
	Shares	Amount	In Capital	Deficit	(Deficit) Equity
Balance, December 31, 2022	21,279,032	2,128	54,126,297	(47,994,100)	6,134,325
Share-based compensation	-	-	748,410	-	748,410
Issuance of stock upon vesting of restricted stock units	133,547	13	-	-	13
Shares issued to vendors in exchange for services	100,000	10	79,120	-	79,130
Issuance of common stock upon exercise of stock options	99,903	10	211	-	221
Net loss	-	-	-	(8,872,849)	(8,872,849)
Balance, March 31, 2023	21,612,482	$2,161	$54,954,038	$(56,866,949)	$(1,910,750)

Balance, December 31, 2021	20,299,727	$2,030	$51,232,092	$(21,525,710)	$29,708,412
Share-based compensation	-	-	248,988	-	248,988
Net loss	-	-	-	(5,489,664)	(5,489,664)
Balance, March 31, 2022	20,299,727	$2,030	$51,481,080	$(27,015,374)	$24,467,736

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARPAI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(8,872,849)	$(5,489,664)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,043,636	825,398
Share-based compensation	623,424	665,652
Shares issued to vendors in exchange for services	79,130	—
Amortization of right-of-use asset	252,448	33,381
Non-cash interest	388,050	—
Changes in operating assets and liabilities:
Accounts receivable and unbilled receivable	(239,013)	113,304
Prepaid expense and other assets	177,288	176,225
Other receivables	(14,969)	1,525
Accounts payable	653,375	(61,258)
Accrued expenses	(1,416,192)	(767,650)
Accrued fiduciary obligations	(372)	1,128,461
Operating lease liabilities	(363,059)	(29,758)
Other liabilities	1,149,339	76,672
Net cash used in operating activities	(6,539,764)	(3,327,712)
Cash flows from investing activities:
Capitalization of software development costs	—	(393,319)
Disposal (purchase) of property and equipment	3,213	(101,051)
Net cash provided by (used in) investing activities	3,213	(494,370)
Cash flows from financing activities:
Proceeds from stock options exercises	221	—
Net cash provided by financing activities	221	—

Net decrease in cash, cash equivalents and restricted cash	(6,536,330)	(3,822,082)

Cash, cash equivalents and restricted cash at beginning of period	23,117,116	25,933,643
Cash, cash equivalents and restricted cash at end of period	$16,580,786	$22,111,561

Reconciliation of cash, cash equivalents, and restricted cash reported in the condensed consolidated balance sheet
Cash and cash equivalents	$6,174,538	$14,107,751
Restricted cash	10,406,248	8,003,810
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statement of cash flows	$16,580,786	$22,111,561
Supplemental disclosure of non-cash activity
Measurement period adjustment to Goodwill	$35,970

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARPAI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization

Marpai, Inc.'s (the “Company”) operations are principally conducted through its wholly-owned subsidiaries, Marpai Health, Inc. (“Marpai Health”), Marpai Administrators, and Maestro Health LLC ( “Maestro”). Marpai Health is our technology focused subsidiary, with a research and development team in Tel Aviv, Israel. Marpai Administrators and Maestro are our healthcare payer subsidiaries that provide administration services to self-insured employer groups across the United States. They act as a third-party administration (“TPA”) handling all administrative aspects of providing healthcare to self-insured employer groups. The Company has combined these two businesses to create what it believes to be the Payer of the Future, which has not only the licenses, processes and know- how of a payer but also the latest technology. This combination allows the Company to differentiate itself in the TPA market by delivering a technology-driven service that it believes can lower the overall cost of healthcare while maintaining or improving healthcare outcomes. Marpai Captive was founded in March 2022 as a Delaware corporation. Marpai Captive engages in the captive insurance market and commenced operations in the first quarter of 2023.

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

The Company provides benefits outsourcing services to clients in the United States across multiple industries. The Company’s backroom administration and TPA services are supported by a customized technology platform and a dedicated benefits call center. Under its TPA platform, the Company provides health and welfare administration, dependent eligibility verification, Consolidated Omnibus Budget Reconciliation Act (“COBRA”) administration, and benefit billing services.

The Company continues to monitor the effects of the global macroeconomic environment, including increasing inflationary pressures; supply chain disruptions; social and political issues; regulatory matters, geopolitical tensions; and global security issues. The Company is also mindful of inflationary pressures on its cost base and is monitoring the impact on customer preferences.

NOTE 2 - UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim consolidated financial statements furnished reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year. The unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for its year ended December 31, 2022.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Maestro is included as of November 1, 2022, the date of the Acquisition (see Note 5). All significant intercompany balances and transactions have been eliminated in consolidation.

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses reported in those financial statements. Descriptions of the Company’s significant accounting policies are discussed in the notes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Management evaluates the related estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments when

MARPAI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from those estimates and assumptions. Significant changes, if any, in those estimates and assumptions resulting from continuing changes in the economic environment will be reflected in the consolidated financial statements in future periods.

NOTE 3 – LIQUIDITY AND GOING CONCERN

As shown in the accompanying condensed consolidated financial statements as of March 31, 2023, the Company has an accumulated deficit of $56.9 million and working capital of $2.6 million. At March 31, 2023, the Company had long term debt of $20.6 million and $6.2 million of unrestricted cash on hand. For the three months ended March 31, 2023, the Company recognized a net loss of $8.9 million and negative cash flows from operations of $6.5 million. Since inception, the Company has met its cash needs through proceeds from issuing convertible notes, warrants and its initial public offering. As further described in Note 18, on April 19, 2023, the Company closed its public offering of 7,400,000 shares of common stock at a public offering price of $1.00 per share, for gross proceeds of $7.4 million. After deducting underwriters' discounts and offering expenses, the net proceeds from the public offering were approximately $6.4 million. In accordance with the terms of the Maestro share purchase agreement, 35% of the net proceeds from the offering were used to pay down the debt to the seller.

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

As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern through twelve months from the date these unaudited condensed consolidated financial statements are available to be issued. These unaudited condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Use of Estimates

The preparation of the accompanying condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingencies at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include, but are not limited to, valuation of share-based compensation, accounting for warrants, allowance for doubtful accounts, useful lives of internally developed software, fair values of net assets acquired, goodwill, intangible assets and property and

MARPAI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

equipment, incurred but not reported (“IBNR”) reserves, whether an arrangement is or contains a lease, the incremental borrowing rate used for operating leases, income tax accruals, the valuation allowance for deferred income taxes, and contingent liabilities.

The Company bases these estimates on historical and anticipated results, trends, and various other assumptions that it believes are reasonable under the circumstances, including assumptions as to future events. Actual results could differ from those estimates.

Restricted Cash

Restricted cash balances are composed of funds held on behalf of clients in a fiduciary capacity, cash held in a separate bank account pledged to a bank as collateral for a bank guarantee provided to the lessor to secure the Company’s obligations under a lease agreement, cash in a money market account as required by a credit card company for collateral, and a certificate of deposit held for collateral of a letter of credit. Fiduciary funds generally cannot be utilized for general corporate purposes and are not a source of liquidity for the Company. A corresponding fiduciary obligation, included in current liabilities in the accompanying condensed consolidated balance sheets, exists for disbursements to be made on behalf of the clients and may be more than the restricted cash balance if payment from customers has not been received.

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

Goodwill

Goodwill is recognized and initially measured as any excess of the acquisition-date consideration transferred in a business combination over the acquisition-date amounts recognized for the net identifiable assets acquired. Goodwill is not amortized but is tested for impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not result in an impairment of goodwill. The Company operates in one reportable segment and reporting unit; therefore, goodwill is tested for impairment at the consolidated level. First, the Company assesses qualitative factors to determine whether or not it is more likely than not that the fair value of a reporting unit is less than it’s carrying amount. If the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company conducts a quantitative goodwill impairment test comparing the fair value of the applicable reporting unit with its carrying value. If the carrying amount of the reporting unit exceeds the fair value of the reporting unit, the Company recognizes an impairment loss in the condensed consolidated statement of operations for the amount by which the carrying amount exceeds the fair value of the reporting unit. The Company performs its annual goodwill impairment test at December 31, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying value. There was no goodwill impairment for the three months ended March 31, 2023 and 2022.

MARPAI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets

Intangible assets consist of customer relationships, non-compete agreements, and amounts attributed to patent and patent applications that were acquired through an acquisition and are amortized on a straight-line basis over useful lives ranging from five to ten years. The Company’s intangible assets are reviewed for impairment when events or circumstances indicate their carrying amounts may not be recoverable. The Company reviews the recoverability of its intangible assets by comparing the carrying value of such assets to the related undiscounted value of the projected cash flows associated with the assets, or asset group. If the carrying value is found to be greater, the Company records an impairment loss for the excess of book value over fair value. No impairment of the Company’s intangible assets was recorded for the three months ended March 31, 2023 and 2022.

Revenue Recognition

Third Party Administrator Revenue

Revenue is recognized when control of the promised services is transferred to the Company’s customers in an amount that reflects the consideration expected to be entitled to in exchange for those services. As the Company completes its performance obligations, it has an unconditional right to consideration, as outlined in the Company’s contracts.

The Company also provides certain performance guarantees under their contracts with customers. Customers may be entitled to receive compensation if the Company fails to meet the guarantees. Actual performance is compared to the contractual guarantee for each measure throughout the period. The Company had performance guarantee liabilities of $268,662, which is included in accrued expenses on the accompanying condensed consolidated balance sheet as of March 31, 2023.

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

MARPAI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Captive Revenue

All general insurance premiums pertain to annual policies and are reflected in income on a pro-rata basis.

Loss and Loss Adjustment Expenses

The establishment of loss reserves by the policies primary insurer is a reasonably complex and dynamic process influenced by a large variety of factors. These factors principally include past experience with like claims. Consequently, the reserves established are a reflection of the opinions of a large number of persons and the Company is exposed to the possibility of higher or lower than anticipated loss cost due to real expense.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of outstanding shares of common stock for the period, considering the effect of participating securities. Diluted earnings (loss) per share is calculated by dividing net earnings (loss) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. During the periods when they are anti-dilutive, shares of common stock equivalents, if any, are not considered in the computation. At March 31, 2023 and 2022, there were 4,193,405 and 2,346,764 common stock equivalents, respectively. For the three months ended March 31, 2023 and 2022, these potential shares were excluded from the shares used to calculate diluted net loss per share as their effect would have been antidilutive.

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

In September 2022, the FASB issued ASU No. 2022-04, “Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations,” which is intended to enhance the transparency surrounding the use of supplier finance programs. The guidance requires companies that use supplier finance programs to make annual disclosures about the program’s key terms, the balance sheet presentation of related amounts, the confirmed amount outstanding at the end of the period and associated rollforward information. Only the amount outstanding at the end of the period must be disclosed in interim periods. The guidance does not affect the recognition, measurement or financial statement presentation of supplier finance program obligations. The guidance becomes effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the rollforward information, which is effective for fiscal years beginning after December 15, 2023. The Company does not have any supplier finance programs and does not believe the impact of adopting this accounting standard update will be material to the condensed consolidated financial statements.

In October 2021, the FASB issued ASU No. 2021-08, “Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” (Topic 805). This ASU requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities (deferred revenue) from acquired contracts using the revenue recognition guidance in Topic 606. At the acquisition date, the

MARPAI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

acquirer applies the revenue model as if it had originated the acquired contracts. For the Company, the new guidance is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Adoption of the ASU should be applied prospectively. Early adoption is also permitted, including adoption in an interim period. The Company is currently evaluating the impact of this accounting standard update on its condensed consolidated financial statements.

NOTE 5 – ACQUISITION

On November 1, 2022, the Company consummated the acquisition of Maestro. Pursuant to the terms of the Purchase Agreement (“Maestro Agreement”), Marpai agreed to acquire all of the membership interests (the “Units”) of Maestro. In consideration for Marpai’s acquisition of the Units, Marpai agreed to pay the sellers an aggregate purchase price (the “Purchase Price”) of $19,900,000 determined on the closing date (the “Base Purchase Price”), which shall be payable on or before April 1, 2024 (the “Payment Date”), and shall accrue interest until such time that is paid, such that on the Payment Date the Purchase Price, plus all accrued and unpaid interest, shall equal $22,100,000 (the “Adjusted Purchase Price”).

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

The acquisition accounting for Maestro as reflected in these unaudited condensed consolidated financial statements is preliminary and based on current estimates and currently available information, and are subject to revision based on final determinations of fair value and final allocations of purchase price to the identifiable assets and liabilities acquired. Goodwill generated from this acquisition primarily represented the value that was expected from the increased scale and synergies as a result of the integration of the Maestro business into the Marpai legacy business.

The following table represents the allocation of the purchase consideration among Maestro’s assets acquired and liabilities assumed at their acquisition-date fair values:

MARPAI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2022	Adjustment	March 31, 2023
Purchase Price
Purchase Price	$19,900,000		$19,900,000

Purchase Price Allocation
Cash	$17,081,602		$17,081,602
Restricted cash	16,306,547		16,306,547
Accounts receivable	321,198		321,198
Unbilled receivable	646,189		646,189
Prepaid expenses and other current assets	1,751,371		1,751,371
Property and equipment	921,680		921,680
Operating lease - right of use assets	2,555,375		2,555,375
Goodwill	3,454,143	35,970	3,490,113
Trademarks	800,000		800,000
Customer relationships	840,000		840,000
Security deposits	1,240,889		1,240,889
Account payable	(150,328)		(150,328)
Accrued expenses	(4,554,280)	(35,970)	(4,590,250)
Accrued fiduciary obligations	(16,306,547)		(16,306,547)
Operating lease liabilities	(4,816,490)		(4,816,490)
Deferred revenue	(191,349)		(191,349)
Total fair value of net assets acquired and liabilities assumed	$19,900,000	$—	$19,900,000

MARPAI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the estimated fair values of Maestro’s identifiable intangible assets, their estimated useful lives and expected amortization periods:

		Useful
	Acquisition	Life in
	Fair Value	Years
Trademarks	$800,000	5 Years
Customer relationships	840,000	5 Years

The following unaudited pro forma summary presents consolidated information of the Company as if the business combination had occurred on January 1, 2022:

Three Months Ended
March 31, 2022
(pro forma)
Revenue	$11,576,405
Net loss	(10,768,200)

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

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following at:

	March 31, 2023	December 31, 2022
Equipment	$388,814	$402,675
Furniture and fixtures	1,007,699	1,007,699
Leasehold improvements	745,453	745,453
Total cost	2,141,966	2,155,827
Accumulated depreciation	(797,417)	(649,745)
Property and equipment, net	$1,344,549	$1,506,082

Depreciation expense was $154,076 and $71,111 for the three months ended March 31, 2023 and 2022, respectively.

NOTE 7 – CAPITALIZED SOFTWARE

Capitalized software consists of the following at:

	March 31, 2023	December 31, 2022
Capitalized software	$8,098,546	$8,094,385
Accumulated amortization	(4,121,799)	(3,505,679)
Capitalized software, net	$3,976,747	$4,588,706

MARPAI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Amortization expense was $615,773 and $536,929 for the three months ended March 31, 2023 and 2022, respectively.

NOTE 8 – GOODWILL AND INTANGIBLE ASSETS

Goodwill consists of the following:

Amount
Balance as of December 31, 2022	$5,837,060
Measurement period adjustment to Goodwill (Note 5)	35,970
Balance as of March 31, 2023	$5,873,030

Intangible assets consist of the following:

	March 31, 2023
	Useful	Gross Carrying	Accumulated	Net Carrying
	Life	Amount	Amortization	Amount
Trademarks	5-10 Years	$2,320,000	$(370,672)	$1,949,328
Noncompete agreements	5 Years	990,000	(396,000)	594,000
Customer relationships	5-7 Years	3,760,000	(904,286)	2,855,714
Patents and patent applications	(*)	650,450	-	650,450
		$7,720,450	$(1,670,958)	$6,049,492

	December 31, 2022
Trademarks	5-10 Years	$2,320,000	$(292,671)	$2,027,329
Noncompete agreements	5 Years	990,000	(346,500)	643,500
Customer relationships	5-7 Years	3,760,000	(758,000)	3,002,000
Patents and patent applications	(*)	650,450	—	650,450
		$7,720,450	$(1,397,171)	$6,323,279

(*)
Patents have yet to be approved by the United States Patent and Trademark Office. Useful life is determined upon placement into service after approval.

Amortization expense was $273,787 and $217,358 for the three months ended March 31, 2023 and 2022, respectively.

NOTE 9 – LOSS AND LOSS ADJUSTMENT EXPENSES

The following table shows changes in aggregate reserves for the Company's loss and loss adjustment expenses:

	March 31, 2023	March 31, 2022
Net reserves at beginning of period	$—	$—
Incurred loss and loss adjustment expenses
Provisions for insured events of the current year	84,412	—
Change in provision for insured events of prior year	—	—
Total incurred loss and loss adjustment expense	84,412	—
Payments
Loss and loss adjustment expenses attributable to insured events of the current year	—	—
Loss and loss adjustment expenses attributable to insured events of the prior year	—	—
Total payments	—	—
Net reserves at end of period	$84,412	$—

MARPAI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2023, initial reserves were established for the start of the Company's captive operations.

NOTE 10 – REVENUE

Disaggregation of Revenue

The following table illustrates the disaggregation of revenue by similar products:

	March 31, 2023	March 31, 2022
TPA services	$9,582,668	$6,218,809
Captive insurance	89,377	—
Total	$9,672,045	$6,218,809

NOTE 11 – SHARE-BASED COMPENSATION

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

Stock Options

The fair value of options and share awards granted under the stock option plan during the three months ended March 31, 2023 was estimated at the date of grant using the Black-Scholes option pricing model and the following assumptions for grants:

January 2023
Risk-free interest rates	3.43%
Expected life	5 years
Expected volatility	41.00%
Expected dividend yield	0.00%

The following table summarizes the stock option activity:

			Weighted Average	Aggregate
	Number of	Weighted Average	Remaining	Intrinsic
	Options	Exercise Price	Contractual Term	Value
Balance at January 1, 2023	3,727,737	$1.47	8.91	$203,295
Granted	1,279,000	0.86
Forfeited/Cancelled	(204,384)	1.92
Exercised	(99,903)	0.002
Balance at March 31, 2023	4,702,450	1.31	9.05	$307,549
Exercisable at March 31, 2023	1,906,415	$1.54	8.70	$113,427

MARPAI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the Company’s non-vested stock options:

		Weighted-Average
	Non-vested Options	Grant Date Fair
	Outstanding	Value
At January 1, 2023	2,030,654	$0.66
Options granted	1,279,000	0.35
Options forfeited/cancelled	(189,198)	0.63
Options vested	(324,421)	0.55
At March 31, 2023	2,796,035	$0.48

For the three months ended March 31, 2023 and 2022, the Company recognized $216,424 and $104,402 of stock compensation expense relating to stock options, respectively. As of March 31, 2023, there was $1,312,643 of unrecognized stock compensation expense related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately 2.2 years.

Restricted Stock Awards

In July 2019, the Board of Directors of the Company authorized grants of restricted stock awards (“RSAs”) through a restricted stock award purchase agreement to certain founders, consultants, and advisors of the Company. Certain grants to the Company’s founders were fully vested at the date of incorporation, other grants vest over a four-year period on each anniversary of the grant date, based on continued employment, and other grants vest based on various milestones. The shares of common stock underlying the RSAs are issued upon grant.

The following table summarizes the restricted stock awards activity:

		Weighted-Average
	Non-vested Options	Grant Date Fair
	Outstanding	Value
Outstanding at January 1, 2023	222,938	$1.48
Granted	—	—
Forfeited/cancelled	—	—
Vested	(92,112)	1.45
Outstanding at March 31, 2023	130,826	$1.49

For the three months ended March 31, 2023 and 2022, the Company recognized $120,891 and $144,585 of stock compensation expense relating to RSAs, respectively. As of March 31, 2023, there was $191,740 of unrecognized compensation expense related to unvested restricted share awards that is expected to be recognized over a weighted-average period of approximately four months.

Restricted Stock Units

On June 14, 2022, the Board of Directors of the Company authorized the grant of 1,427,404 RSUs, of which 1,346,154 were granted to an officer of the Company who joined the Company in February 2022. Of the RSUs granted to the officer, 192,308 vested immediately and the balance of 1,153,846 will vest in equal quarterly installments through February 28, 2023. Under the terms of the officer’s employment agreement, the Company also agreed to guarantee the minimum value of the RSUs on their vesting dates. The Company accrued an amount of $201,282 in accrued expenses in the condensed consolidated balance sheet, reflecting this minimum value obligation as of March 31, 2023.

On February 28, 2023, the Company issued 133,547 fully vested RSUs to an officer upon his one year anniversary of employment.

The following table summarizes the restricted stock units activity:

MARPAI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Outstanding	Value
Outstanding at January 1, 2023	291,827	$1.11
Granted	608,547	0.83
Forfeited/cancelled	—	—
Vested	(393,082)	1.06
Outstanding at March 31, 2023	507,292	$0.81

For the three months ended March 31, 2023 and 2022, the Company recognized $286,109 and $0 of stock compensation expense relating to RSUs, respectively. As of March 31, 2023, there was $363,776 of unrecognized compensation expense related to unvested restricted share units that is expected to be recognized over a period of 3.5 years.

NOTE 12 – WARRANTS

The table below summarizes the Company’s warrant activities:

Number of
	Warrants to	Exercise Price	Weighted
	Purchase Common	Range Per	Average
	Shares	Share	Exercise Price
Balance at January 1, 2023	1,648,873	$1.43 to 7.90	$5.92
Granted	—	—	—
Forfeited	—	—	—
Exercised	—	—	—
Balance at March 31, 2023	1,648,873	$1.43 to 7.90	$5.92

Balance at January 1, 2022	1,648,873	$1.43 to 7.90	$5.92
Granted	—	—	—
Forfeited	—	—	—
Exercised	—	—	—
Balance at March 31, 2022	1,648,873	$1.43 to 7.90	$5.92

NOTE 13 – SEGMENT INFORMATION

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

Long-lived assets including goodwill, intangible assets, capitalized software, property and equipment and operating lease right-of-use, by geographic region, are as follows at:

	March 31, 2023	December 31, 2022
United States	$17,292,660	$17,993,006
Israel	3,540,520	4,103,931
Total long-lived assets	$20,833,180	$22,096,937

NOTE 14 – RELATED PARTY TRANSACTIONS

The Company receives consulting services and marketing services from various shareholders and directors. The total cost of these consulting services for the three months ended March 31, 2023 and 2022 was approximately $52,000 and $70,000, respectively. The total cost of marketing services for the three months ended March 31, 2023 and 2022 was approximately $0 and $565,000, respectively. No amounts due to these certain shareholders were included in accounts payable of March 31, 2023 and December 31, 2022.

MARPAI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On December 30, 2020, the Company received an advance from a certain investor for reimbursement of certain expenses. This is recorded as due to related party on the accompanying condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022 in the amount of $3,201 and $3,201, respectively.

NOTE 15 – ACCRUED EXPENSES

Accrued expenses consisted of the following:

	March 31, 2023	December 31, 2022

Employee compensation	$1,090,334	$1,433,327
Accrued bonuses	717,965	1,712,009
Performance guarantee liabilities	268,662	244,029
Other accrued expenses and liabilities	1,692,533	1,885,351
Accrued expenses	$3,769,494	$5,274,716

NOTE 16 – STOCKHOLDERS’ (DEFICIT) EQUITY

During the three months ended March 31, 2023 the Company issued 100,000 shares of common stock to a vendor in consideration for services.

NOTE 17 – INCOME TAXES

The effective tax rate was 0% for the three months ended March 31, 2023 and 2022. The effective tax rate differs from the federal tax rate of 21% for the three months ended March 31, 2023 and 2022 due primarily to the full valuation allowance on deferred tax assets, and other discrete items.

At December 31, 2022, the Company had federal and state net operating losses (“NOLs”) in the amount of $29,547,000 and $26,649,000 respectively. These NOLs expire from 2031 to 2041 or have indefinite lives. However, the Tax Cuts & Jobs Act of 2017 limits the amount of net operating loss the Company can utilize each year after December 31, 2020 to 80% of taxable income.

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

The Company and its subsidiaries’ income tax returns since 2019 are open to review by the tax authorities.

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

NOTE 18 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date the unaudited condensed consolidated financial statements were available for issuance.

On April 19, 2023, the Company announced a closing of a public offering of 7,400,000 shares of common stock at a public offering price of $1.00 per share, for gross proceeds of $7.4 million. After deducting underwriters' discounts and offering expenses net proceeds

MARPAI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

were approximately $6.4 million. The Company also issued the underwriters five year warrants for an aggregate of 370,000 shares of its common stock at an exercise price of $1.25 per share. In accordance with the terms of the Maestro share purchase agreement, 35% of the net proceeds from the offering were used to pay down the debt to the seller.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF MARPAI, INC.

As used in this report, the terms “we”, “us”, “our”, the “Company”, and “Marpai” mean Marpai, Inc., and our wholly owned subsidiaries, Marpai Captive, Inc. (“Marpai Captive”), Marpai Administrators, LLC (“Marpai Administrators”), Maestro Health, LLC (“Maestro”) and Marpai Health, Inc. (“Marpai Health”) and its wholly owned Israeli subsidiary EYME Technologies, Ltd. (“EYME”), unless otherwise indicated or required by the context.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10‑Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical fact included in this Form 10‑Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performances, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performances or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to Part II, Item 1A of this Quarterly report and the Risk Factors section of our Annual Report on Form 10-K, filed on March 29, 2023 with the SEC.

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

Overview

We were formed as a Delaware corporation on January 22, 2021 with the intention to facilitate an initial public offering and other related transactions in order to carry on the business of two healthcare entities, Marpai Health and Marpai Administrators. We acquired Maestro on November 1, 2022 to increase the capacity to service the heath industry. Marpai Inc.’s mission is to positively change healthcare for the benefit of (i) our clients who are self-insured employers that pay for their employees’ healthcare benefits and engage the Company to administer the latter’s healthcare claims, to whom the Company refers as “Clients”; (ii) employees who receive these healthcare benefits from its clients, to whom we refer as “Members”, and (iii) healthcare providers including doctors, doctor groups, hospitals, clinics, and any other entities providing healthcare services or products to whom we refer as “Providers”. The Company’s mission is to positively change healthcare for the benefit of Clients, Members and Providers.

Our company is the combination of Marpai Health, Inc., Marpai Administrators, and Maestro. Marpai Health is our technology focused subsidiary, with a research and development team in Tel Aviv, Israel. Marpai Administrators and Maestro are our healthcare payer subsidiaries that provides administration services to self-insured employer groups across the United States. They act as a TPA handling all administrative aspects of providing healthcare to self-insured employer groups. We have combined these three businesses to create what we believe to be the Payer of the Future, which has not only the licenses, processes and know- how of a payer but also the latest technology. This combination allows us to differentiate in the TPA market by delivering a technology-driven service that we believe can lower the overall cost of healthcare while maintaining or improving healthcare outcomes. Marpai Captive was founded in March 2022 as a Delaware corporation. Marpai Captive engages in the captive insurance market and commenced operations in the first quarter of 2023.

After the acquisition of Maestro, we commenced an integration project that combines the operations of Marpai Administrators and Maestro. We expect to complete the integration of the two businesses in 2023 and they will then operate as one business.

Representation in the Financial Statements of Marpai, Inc.

The unaudited condensed consolidated financial statements of Marpai, Inc and the discussion of the results of its operations in this quarterly report, reflect the results of the operations of Marpai Health (and its subsidiary EYME) for all periods presented, the results of Maestro since its acquisition on November 1, 2022 and the results of Marpai Captive since January 1, 2023. The results for the three months ended March 31, 2023, as applicable, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

The Company also continues to monitor the effects of the global macroeconomic environment, including increasing inflationary pressures; supply chain disruptions; social and political issues; regulatory matters, geopolitical tensions; and global security issues. The Company is also mindful of inflationary pressures on its cost base and is monitoring the impact on customer preferences.

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

The following tables set forth our consolidated results of operations for the periods indicated.

	Three Months Ended March 31,
	2023	2022	Change	%
Revenue
Revenue	$9,672,045	$6,218,809	$3,453,236	55.5%
Costs and expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below)	6,408,801	4,546,795	1,862,006	41.0%
General and administrative	5,226,419	2,902,133	2,324,286	80.1%
Sales and marketing	2,179,117	1,559,116	620,001	39.8%
Information technology	2,186,809	1,134,273	1,052,536	92.8%
Research and development	500,209	593,107	(92,898)	(15.7)%
Depreciation and amortization	1,043,636	825,398	218,238	26.44%
Facilities	649,836	196,594	453,242	230.5%
Total costs and expenses	18,194,827	11,757,416	(6,437,411)	(54.8)%
Operating loss	(8,522,782)	(5,538,607)	2,984,175	(53.9)%
Other income and (expenses)
Other income, net	50,452	48,997	1,455	3.0%
Interest expense, net	(385,010)	(3,945)	(381,065)	9659.4%
Foreign exchange (loss) gain	(15,509)	3,891	(19,400)	(498.6)%
Total other (expense) income	(350,067)	48,943	399,010	815.3%
Loss before income taxes	(8,872,849)	(5,489,664)	3,383,185	(61.6)%
Income tax expense	—	—	—	n/a
Net loss	(8,872,849)	(5,489,664)	3,383,185	(61.6)%
Net loss per share, basic and fully diluted	(0.42)	(0.28)	—	—

Comparison of the Three Months Ended March 31, 2023 and 2022

Revenues and Cost of Revenue

During the three months ended March 31, 2023 and 2022, our total revenue was $9,672,045 and $6,218,809, respectively, representing an increase in revenue of $3,453,236. The main reason for the increase in revenues was due to the revenue generated by Maestro amounting to $5,037,425 (which were not included in the operating results of the Company prior to its acquisition on November 1, 2022), partially offset by a decline of $1,455,122 in revenue due to the termination by the Company, effective September 2022, of a contract with a client that failed to meet its contractual obligations.

Total revenues consist of fees that we charge our customers in consideration for administering their self-insured healthcare plans as well as fees that we receive for ancillary services such as care management, case management, cost containment services, and other services provided to our customers by us or other vendors.

During the three months ended March 31, 2023 and 2022, our cost of revenue exclusive of depreciation and amortization was $6,408,801 and $4,546,795, respectively. The main reason for the increase in to the cost of revenue was due to the cost of revenue generated by Maestro amounting to $2,758,083 (which were not included in the operating results of the Company prior to its acquisition on November 1, 2022) and partially offset with the reduction in the cost of revenues amounting to $1,108,003 relating to the termination of the customer contract described above.

Total cost of revenues consists of (i) service fees, which primarily include vendor fees associated with the client’s benefit program selections, (ii) the direct labor cost associated with claim management and processing services, and (iii) direct labor costs associated with providing customer support and services to the clients, members, and other external stakeholders.

Research and Development Expenses

We incurred $500,209 of research and development expenses for the three months ended March 31, 2023 compared to $593,107 for the three months ended March 31, 2022, a decrease of $92,898. The decrease is attributable to (i) decreased expenditures in EYME amounting to approximately $34,404, associated primarily with a lower number of research and development employees in the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, and (ii) a decrease in employee stock based compensation of $58,494.

General and Administrative Expenses

We incurred $5,226,419 of general and administrative expenses for the three months ended March 31, 2023 compared to $2,902,133 for the three months ended March 31, 2022, an increase of $2,324,286. The reason for the increase is due to (i) general and administrative expenses generated by Maestro amounting to $1,951,205 (which were not included in the operating results of the Company prior to its acquisition on November 1, 2022), and (ii) an increase in Marpai Administrators' employee cost of approximately $500,000.

Sales and Marketing Expenses

We incurred $2,179,117 of sales and marketing expenses for the three months ended March 31, 2023 compared to $1,559,116 for the three months ended March 31, 2022, an increase of $620,001. This increase was primarily due to sales and marketing expenses generated by Maestro amounting to $638,758 (which were not included in the operating results of the Company prior to its acquisition on November 1, 2022).

Information Technology Expenses

We incurred $2,186,809 of information technology expenses for the three months ended March 31, 2023 compared to $1,134,273 for the three months ended March 31, 2022, an increase of $1,052,536. This increase was primarily due to information technology expenses generated by Maestro amounting to $1,162,905 (which were not included in the operating results of the Company prior to its acquisition on November 1, 2022).

Depreciation and Amortization

We incurred $1,043,636 of depreciation and amortization expenses for the three months ended March 31, 2023 compared, to $825,398 for the three months ended March 31, 2022, an increase of $218,238. This increase was primarily due to; (i) depreciation and amortization expense generated by Maestro amounting to $124,521 (which were not included in the operating results of the Company prior to its acquisition on November 1, 2022), and (ii) the increase in amortization of software expense in the amount of $79,822.

Interest Expense, net

We incurred $385,010 of interest expense for the three months ended March 31, 2023 compared to $3,945 for the three months ended March 31, 2022, an increase of $381,065. Interest expense increased primarily due to the interest accrued on outstanding debt relating to the acquisition of Maestro which closed on November 1, 2022.

Liquidity and Capital Resources

As of March 31, 2023, the Company had an accumulated deficit of approximately $56.9 million, unrestricted cash and cash equivalents of approximately $6.2 million and working capital of approximately $2.6 million. For the three months ended March 31, 2023, the Company recognized a net loss of $8.9 million and negative cash flows from operations of $6.5 million.

The Company has spent most of its cash resources on funding its operating activities. Through March 31, 2023, the Company has financed its operations primarily with the proceeds from the issuance of convertible promissory notes and warrants as well as its initial public offering.

On April 19, 2023, the Company announced a closing of a public offering of 7,400,000 shares of common stock at a public offering price of $1.00 per share, for gross proceeds of $7.4 million. After deducting underwriters' discounts and offering expenses net proceeds were approximately $6.4 million. The Company also issued the underwriters warrants for an aggregate of 370,000 shares of its common stock at an exercise price of $1.25 per share. In accordance with the terms of the Maestro share purchase agreement, 35% of the net proceeds from the offering were used to pay down the debt to the seller.

Management continues to evaluate additional funding alternatives and is seeking to raise additional funds through the issuance of equity or debt securities.

If we are unable to raise additional capital moving forward, our ability to operate in the normal course and continue to invest in its product portfolio may be materially and adversely impacted and we may be forced to scale back operations or divest some or all of our assets.

As a result of the above, in connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that our liquidity condition raises substantial doubt about our ability to continue as a going concern through twelve months from the date these condensed consolidated financial statements are available to be issued. These condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

Cash Flows

The following tables summarizes selected information about our sources and uses of cash and cash equivalents for the three months ended March 31, 2023 and 2022:

Comparison of the Three Months Ended March 31, 2023 and 2022

	Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(6,539,764)	$(3,327,712)
Net cash provided by (used in) investing activities	3,213	(494,370)
Net cash provided by financing activities	221	—
Net decrease in cash and cash equivalents and restricted cash	$(6,536,330)	$(3,822,082)

Net Cash Used in Operating Activities

Net cash used in operating activities totaled $6,539,764 for the three months ended March 31, 2023, an increase of $3,212,052 as compared to $3,327,712 for the three months ended March 31, 2022. Net cash used in operating activities was primarily driven by our net loss for the period of $8,872,849 net of; (i) non-cash items totaling $2,386,688 and (ii) decrease in net working capital items amounting to $53,603.

Net Cash Provided by (Used in) Investing Activities

A total of $3,213 was provided by investing activities in the three months ended March 31, 2023, a decrease of $497,583 as compared to $494,370 in cash used in investing activities for the three months ended March 31, 2022. The primary reason for the decline is the decline in the capitalization of software development costs.

Net Cash Provided by Financing Activities

A total of $221 was received for financing activities during the three months ended March 31, 2023 for exercised options. Cash provided from financing activities in the three months ended March 31, 2022 was $0.

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

New Accounting Pronouncements

We have considered recently issued accounting pronouncements and do not believe the adoption of such pronouncements will have a material impact on our condensed consolidated financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign exchange risk

The cash generated from revenue is denominated in U.S. Dollars. Our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations, which are in the United States and Israel. Our results of current and future operations and cash flows are therefore subject to fluctuations due to changes in the exchange rate of the New Israeli Shekel (NIS). The effect of a hypothetical 10% change in the exchange rate of the NIS versus the U.S. Dollar would not have had a material impact on our historical condensed consolidated financial statements for the three months ended March 31, 2023. To date we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes or is expected to become more significant.

Interest rate risk

We had cash and cash equivalents balances of $6,174,538 and $13,764,508 on March 31, 2023 and December 31, 2022, respectively. Currently, management does not view this exposure to be a significant risk.

Inflation Risk

Inflation generally affects us by increasing our labor costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2023.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial and Accounting Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) as of the end of the fiscal quarter ended March 31, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial and Accounting Officer have concluded that, during the period covered by this Quarterly Report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the first quarter ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the first quarter of 2023, the Company issued an aggregate of 100,000 shares of its common stock to certain of its service providers as compensation in lieu of cash compensation owed to them for services rendered. The Company claimed exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”) for the foregoing transactions under Section 4(a)(2) of the Securities Act.

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

MARPAI, INC.

Date: May 10, 2023		/s/ Edmundo Gonzalez
	Name:	Edmundo Gonzalez
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Yoram Bibring
	Name:	Yoram Bibring
	Title	Chief Financial Officer
(Principal Financial and Accounting Officer)