Form 10-K/A
period 2022-12-31
Marpai, Inc.
filed 2023-07-27
CIK 1844392

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

21,412,580 as of March 21, 2023

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (this “Amendment No. 1”) to the Marpai, Inc. (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on March 29, 2022 (the “Form 10-K”), is to amend Item 9A, Controls and Procedures, as well as revise Exhibits 31.1, 31.2, 32.1 and 32.2.

Other than the corrections identified above, no other changes have been made to the Form 10-K. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-K or otherwise modify or update in any way disclosures made in the Form 10-K. This Amendment No. 1 should be read in conjunction with the Form 10-K.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2022. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022.

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

Our internal control over financial reporting includes those frameworks that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that the transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with accounting principles generally accepted in the U.S., and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

In reaching a reasonable level of assurance, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report and identified no material weakness in our internal control over financial reporting. Based on our assessment and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2022.

Our management, including our Chief Executive Officer and Chief Financial Officer, have determined, based on the procedures we have performed, that the audited consolidated financial statements included in this report fairly present in all material respects our financial condition and results of operations as of and for the years ended December 31, 2022 and 2021 in accordance with U.S. GAAP.

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

We have implemented a number of measures to address the material weakness that has been identified including: (i) engaging additional accounting and financial reporting personnel with U.S. GAAP, and Securities and Exchange Commission reporting experience, and (ii) establishing effective monitoring and oversight controls for non-recurring and complex transactions to ensure the accuracy and completeness of our consolidated financial statements and related disclosures.

These additional resources and procedures were designed to enable us to broaden the scope and quality of our internal review of underlying information related to financial reporting and to formalize and enhance our internal control procedures.

We have completed the implementation of our remediation plan during 2022 and we believe that we have sufficient internal controls over our financial reporting related to complex transactions as evidenced by our ability to accurately and timely account for the acquisition of Maestro Health. Although we believe that our remediation plan has improved our internal control over financial reporting, management will continue to monitor and modify, as appropriate, our processes and procedures to ensure that we continue to have appropriate internal controls related to our financial reporting.

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
Dated: July 27, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Edmundo Gonzalez
Edmundo Gonzalez, Chief Executive Officer, Secretary and Director (Principal Executive Officer)
Dated: July 27, 2023
By:	/s/ Yoram Bibring
Yoram Bibring, Principal Financial Officer and Accounting Officer
Dated: July 27, 2023
By:	/s/ Yaron Eitan
Yaron Eitan, Chairman of the Board of Directors
Dated: July 27, 2023

By:	/s/ Damien Lamendola
Damien Lamendola, Director
Dated: July 27, 2023

By:	/s/ Sagiv Shiv
Sagiv Shiv, Director
Dated: July 27, 2023

By:	/s/ Mohsen Moazami
Mohsen Moazami, Director
Dated: July 27, 2023
By:	/s/ Vincent Kane
Vincent Kane, Director
Dated: July 27, 2023
By:	/s/ Colleen DiClaudio
Colleen DiClaudio, Director
Dated: July 27, 2023

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