Form 10-Q
period 2023-06-30
Marpai, Inc.
filed 2023-08-03
CIK 1844392

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

(646) 303‑3483

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	MRAI	The Nasdaq Stock Market LLC

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

As of August 3, 2023, there were 7,255,814 shares of the Company’s common stock, par value $0.0001 per share, outstanding.

MARPAI, INC.

i

PART I — FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements.

MARPAI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$8,726,150	$13,764,508
Restricted cash	12,101,689	9,352,608
Accounts receivable, net of allowance for credit losses of $23,458 and $23,458	1,009,250	1,437,786
Unbilled receivable	705,204	350,393
Prepaid expenses and other current assets	1,162,677	1,601,920
Other receivables	44,421	30,634
Total current assets	23,749,391	26,537,849

Property and equipment, net	716,128	1,506,082
Capitalized software, net	3,358,200	4,588,706
Operating lease right-of-use assets	2,760,427	3,841,810
Goodwill	6,035,200	5,837,060
Intangible assets, net	5,775,705	6,323,279
Security deposits	1,307,454	1,293,166
Other long-term asset	21,668	21,668
Total assets	$43,724,173	$49,949,620
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$2,147,065	$1,457,670
Accrued expenses	4,953,106	5,274,716
Accrued fiduciary obligations	10,737,362	9,024,463
Deferred revenue	1,316,182	288,499
Current portion of operating lease liabilities	784,935	1,311,295
Other short-term liability	2,294,751	—
Due to related party	2	3,201
Total current liabilities	22,233,403	17,359,844

Other long-term liabilities	18,724,511	20,203,700
Operating lease liabilities, net of current portion	3,955,139	4,771,871
Deferred tax liabilities	1,479,880	1,479,880
Total liabilities	46,392,933	43,815,295
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’(DEFICIT) EQUITY
Common stock, $0.0001 par value, 227,791,050 shares authorized; 7,255,818 and 5,319,758 issued and outstanding at June 30, 2023 and December 31, 2022, respectively (1)	725	532
Additional paid-in capital	61,754,084	54,127,893
Accumulated deficit	(64,423,569)	(47,994,100)
Total stockholders’ (deficit) equity	(2,668,760)	6,134,325
Total liabilities and stockholders’ (deficit) equity	$43,724,173	$49,949,620

(1) Reflects 1-for-4 reverse stock split that became effective June 29, 2023. See Note 1 to the unaudited condensed consolidated financial statements.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARPAI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Revenue	$10,046,980	$5,556,506	$19,719,024	$11,775,315
Costs and expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below)	6,429,688	4,151,560	12,838,490	8,698,355
General and administrative	5,725,071	2,319,977	10,951,490	5,222,109
Sales and marketing	1,473,311	2,216,788	3,652,428	3,775,904
Information technology	1,319,443	1,189,733	3,506,252	2,324,006
Research and development	523,432	1,309,157	1,023,641	1,902,264
Depreciation and amortization	1,002,946	776,411	2,046,582	1,601,809
Loss on disposal of assets	343,588	60,471	343,588	60,471
Facilities	500,189	196,341	1,150,025	392,936
Total costs and expenses	17,317,668	12,220,438	35,512,496	23,977,854
Operating loss	(7,270,688)	(6,663,932)	(15,793,472)	(12,202,539)
Other income (expenses)
Other income	50,451	(9,706)	100,905	39,291
Interest expense, net	(333,279)	(562)	(718,289)	(4,507)
Foreign exchange (loss) gain	(3,104)	9,418	(18,613)	13,309
Loss before provision for income taxes	(7,556,620)	(6,664,782)	(16,429,469)	(12,154,446)
Income tax expense	—	—	—	—
Net loss	$(7,556,620)	$(6,664,782)	$(16,429,469)	$(12,154,446)
Net loss per share, basic & fully diluted (1)	$(1.10)	$(1.34)	$(2.70)	$(2.46)
Weighted average shares of common stock outstanding, basic and diluted (1)	6,844,778	4,961,836	6,080,200	4,947,691

(1) Reflects 1-for-4 reverse stock split that became effective June 29, 2023. See Note 1 to the unaudited condensed consolidated financial statements.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARPAI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

	Common Stock
			Additional Paid-	Accumulated	Total Stockholders’
Three months ended June 30, 2023	Shares (1)	Amount	In Capital	Deficit	(Deficit) Equity
Balance, April 1, 2023	5,403,121	$540	$54,955,659	$(56,866,949)	$(1,910,750)
Share-based compensation	-	-	366,995	-	366,995
Issuance of common stock upon exercise of stock options	2,697	-		-	-
Issuance of common stock in connection with public offering, net	1,850,000	185	6,431,430		6,431,615
Net loss	-	-	-	(7,556,620)	(7,556,620)
Balance, June 30, 2023	7,255,818	$725	$61,754,084	$(64,423,569)	$(2,668,760)

Three months ended June 30, 2022
Balance, April 1, 2022	5,074,932	$506	$51,482,604	$(27,015,374)	$24,467,736
Share-based compensation	-	-	1,244,361	-	1,244,361
Issuance of common stock upon vesting of restricted stock units	90,154	9		-	9
Common Stock issued to vendors in exchange for services	5,625	-	23,175	-	23,175
Net loss	-	-	-	(6,664,782)	(6,664,782)
Balance, June 30, 2022	5,170,711	$515	$52,750,140	$(33,680,156)	$19,070,499

Six months ended June 30, 2023
Balance, December 31, 2022	5,319,758	$532	$54,127,893	$(47,994,100)	$6,134,325
Share-based compensation	-	-	1,115,372	-	1,115,372
Issuance of common stock upon vesting of restricted stock units	33,387	3	-	-	3
Common stock issued to vendors in exchange for services	25,000	2	79,128	-	79,130
Issuance of common stock upon exercise of stock options	27,673	3	261	-	264
Issuance of common stock in connection with public offering, net	1,850,000	185	6,431,430	-	6,431,615
Net loss	-	-	-	(16,429,469)	(16,429,469)
Balance, June 30, 2023	7,255,818	$725	$61,754,084	$(64,423,569)	$(2,668,760)

Six months ended June 30, 2022
Balance, December 31, 2021	5,074,932	$506	$51,233,616	$(21,525,710)	$29,708,412
Share-based compensation	-	-	1,493,351	-	1,493,351
Issuance of common stock upon vesting of restricted stock units	90,154	9	-	-	9
Common stock issued to vendors in exchange for services	5,625	-	23,173	-	23,173
Net loss	-	-	-	(12,154,446)	(12,154,446)
Balance, June 30, 2022	5,170,711	$515	$52,750,140	$(33,680,156)	$19,070,499

(1) Reflects 1-for-4 reverse stock split that became effective June 29, 2023. See Note 1 to the unaudited condensed consolidated financial statements.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARPAI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(16,429,469)	$(12,154,446)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,046,582	1,601,809
Loss on disposal of assets	343,588	60,471
Share-based compensation	990,373	1,743,359
Common stock issued to vendors in exchange for services	79,130	23,175
Amortization of right-of-use asset	1,048,771	67,816
Gain on termination of lease	32,613	—
Non-cash interest	776,100	—
Changes in operating assets and liabilities:
Accounts receivable and unbilled receivable	73,724	239,305
Prepaid expense and other assets	439,243	197,258
Other receivables	(13,787)	64,214
Security deposit	(14,288)	—
Accounts payable	728,859	(635,765)
Accrued expenses	(234,832)	(454,487)
Accrued fiduciary obligations	1,712,899	(477,515)
Operating lease liabilities	(1,343,092)	(60,539)
Due to related party	(3,199)	—
Other liabilities	1,027,683	(337,259)
Net cash used in operating activities	(8,739,102)	(10,122,604)
Cash flows from investing activities:
Capitalization of software development costs	—	(607,700)
Disposal of property and equipment	17,946	—
Purchase of property and equipment	—	(12,290)
Net cash provided by (used in) investing activities	17,946	(619,990)
Cash flows from financing activities:
Proceeds from stock options exercises	264	—
Proceeds from issuance of common stock in a public offering, net	6,431,615	—
Net cash provided by financing activities	6,431,879	—

Net decrease in cash, cash equivalents and restricted cash	(2,289,277)	(10,742,594)

Cash, cash equivalents and restricted cash at beginning of period	23,117,116	25,933,643
Cash, cash equivalents and restricted cash at end of period	$20,827,839	$15,191,049

Reconciliation of cash, cash equivalents, and restricted cash reported in the condensed consolidated balance sheet
Cash and cash equivalents	$8,726,150	$9,084,839
Restricted cash	12,101,689	6,106,210
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statement of cash flows	$20,827,839	$15,191,049
Supplemental disclosure of non-cash activity
Measurement period adjustment to goodwill	$198,140

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARPAI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization

Marpai, Inc.'s (the “Company”) operations are principally conducted through its wholly-owned subsidiaries, Marpai Health, Inc. (“Marpai Health”), Marpai Administrators, and Maestro Health LLC (“Maestro”). Marpai Health is our technology focused subsidiary, with a research and development team in Tel Aviv, Israel. Marpai Administrators and Maestro are our healthcare payer subsidiaries that provide administration services to self-insured employer groups across the United States. They act as a third-party administration (“TPA”) handling all administrative aspects of providing healthcare to self-insured employer groups. The Company has combined these two businesses to create what it believes to be the Payer of the Future, which has not only the licenses, processes and know- how of a payer but also the latest technology. This combination allows the Company to differentiate itself in the TPA market by delivering a technology-driven service that it believes can lower the overall cost of healthcare while maintaining or improving healthcare outcomes. Marpai Captive, Inc. (“Marpai Captive”) was founded in March 2022 as a Delaware corporation. Marpai Captive engages in the captive insurance market and commenced operations in the first quarter of 2023.

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

Reverse Stock Split

On June 29, 2023 the Company effectuated a one-for-four reverse stock split of its outstanding shares of common stock. The number of authorized shares was not adjusted in connection with the reverse stock split. Throughout these unaudited condensed consolidated financial statements common stock share and per share information, including employee stock options, restricted stock awards, restricted stock units and warrants, have been revised for all periods presented to give effect to the reverse stock split.

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

MARPAI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 3 – LIQUIDITY AND GOING CONCERN

As shown in the accompanying condensed consolidated financial statements as of June 30, 2023, the Company had an accumulated deficit of approximately $64.4 million and working capital of approximately $1.5 million. At June 30, 2023, the Company had long term debt of approximately $18.7 million and approximately $8.7 million of unrestricted cash on hand. For the six months ended June 30, 2023, the Company recognized a net loss of approximately $16.4 million and negative cash flows from operations of approximately $8.7 million. Since inception, the Company has met its cash needs through proceeds from issuing convertible notes, warrants and sales of its common stock.

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

Use of Estimates

The preparation of the accompanying condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingencies at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such

MARPAI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

estimates include, but are not limited to, valuation of share-based compensation, accounting for warrants, allowance for credit losses, useful lives of internally developed software, fair values of net assets acquired, goodwill, intangible assets and property and equipment, incurred but not reported (“IBNR”) reserves, whether an arrangement is or contains a lease, the incremental borrowing rate used for operating leases, income tax accruals, the valuation allowance for deferred income taxes, and contingent liabilities.

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

Goodwill

Goodwill is recognized and initially measured as any excess of the acquisition-date consideration transferred in a business combination over the acquisition-date amounts recognized for the net identifiable assets acquired. Goodwill is not amortized but is tested for impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not result in an impairment of goodwill. The Company operates in one reportable segment and reporting unit; therefore, goodwill is tested for impairment at the consolidated level. First, the Company assesses qualitative factors to determine whether or not it is more likely than not that the fair value of a reporting unit is less than it’s carrying amount. If the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company conducts a quantitative goodwill impairment test comparing the fair value of the applicable reporting unit with its carrying value. If the carrying amount of the reporting unit exceeds the fair value of the reporting unit, the Company recognizes an impairment loss in the condensed consolidated statement of operations for the amount by which the carrying amount exceeds the fair value of the reporting unit. The Company performs its annual goodwill impairment test at December 31, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying value. There was no goodwill impairment for the six months ended June 30, 2023 and 2022.

MARPAI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets

Intangible assets consist of customer relationships, non-compete agreements, and amounts attributed to patent and patent applications that were acquired through an acquisition and are amortized on a straight-line basis over useful lives ranging from five to ten years. The Company’s intangible assets are reviewed for impairment when events or circumstances indicate their carrying amounts may not be recoverable. The Company reviews the recoverability of its intangible assets by comparing the carrying value of such assets to the related undiscounted value of the projected cash flows associated with the assets, or asset group. If the carrying value is found to be greater, the Company records an impairment loss for the excess of book value over fair value. No impairment of the Company’s intangible assets was recorded for the six months ended June 30, 2023 and 2022.

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

The Company also provides certain performance guarantees under their contracts with customers. Customers may be entitled to receive compensation if the Company fails to meet the guarantees. Actual performance is compared to the contractual guarantee for each measure throughout the period. The Company had performance guarantee liabilities of $295,614, which is included in accrued expenses on the accompanying condensed consolidated balance sheet as of June 30, 2023.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of outstanding shares of common stock for the period, considering the effect of participating securities. Diluted earnings (loss) per share is calculated by dividing net earnings (loss) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. During the periods when they are anti-dilutive, shares of common stock equivalents, if any, are not considered in the computation. At June 30, 2023 and 2022, there were 1,149,108 and 839,994 common stock equivalents, respectively. For the six months ended June 30, 2023 and 2022, these potential shares were excluded from the shares used to calculate diluted net loss per share as their effect would have been antidilutive.

Recently Issued Accounting Pronouncements

In September 2022, the FASB issued ASU No. 2022-04, “Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations,” which is intended to enhance the transparency surrounding the use of supplier finance programs. The amendments in this update require a buyer in a supplier finance program to disclose information about the program's nature, activity during the period, changes from period to period, and potential magnitude. The Company adopted the guidance when it became effective on January 1, 2023, except for the rollforward requirement, which becomes effective January 1, 2024. The Company does not have any supplier finance programs, and accordingly the adoption did not have a material impact on the Company’s condensed consolidated financial statements and the Company does not believe the impact of adopting the rollforward requirement in this accounting standard update will be material to the condensed consolidated financial statements.

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

MARPAI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On April 19, 2023, we closed a public offering of 1,850,000 shares of common stock at a public offering price of $4.00 per share, for gross proceeds of $7.4 million. After deducting underwriters' discounts and offering expenses, the net proceeds from the public offering were approximately $6.4 million. In accordance with the terms of the Maestro share purchase agreement, $2,294,751 or 35% of the net proceeds from the offering were expected to be used to pay down the debt to the seller. Based on an agreement reached with the seller on July 18, 2023, 50% of the amount due or $1,147,376 was paid to the seller on July 19, 2023 and the balance will be paid no later than September 18, 2023.

As of June 30, 2023 the outstanding principle balance is $19,900,000 and the accrued interest on the principle is $1,119,262 for a total of $21,019,262 of which $2,294,751 is in other short-term liabilities and $18,724,511 is other long-term liabilities.

The following table represents the allocation of the purchase consideration among Maestro’s assets acquired and liabilities assumed at their acquisition-date fair values:

	December 31, 2022	Adjustment	June 30, 2023
Purchase Price
Purchase Price	$19,900,000		$19,900,000

Purchase Price Allocation
Cash	$17,081,602		$17,081,602
Restricted cash	16,306,547		16,306,547
Accounts receivable	321,198		321,198
Unbilled receivable	646,189		646,189
Prepaid expenses and other current assets	1,751,371		1,751,371
Property and equipment	921,680	(159,920)	761,760
Operating lease - right of use assets	2,555,375		2,555,375
Goodwill	3,454,143	198,140	3,652,283
Trademarks	800,000		800,000
Customer relationships	840,000		840,000
Security deposits	1,240,889		1,240,889
Account payable	(150,328)		(150,328)
Accrued expenses	(4,554,280)	(38,220)	(4,592,500)
Accrued fiduciary obligations	(16,306,547)		(16,306,547)
Operating lease liabilities	(4,816,490)		(4,816,490)
Deferred revenue	(191,349)		(191,349)
Total fair value of net assets acquired and liabilities assumed	$19,900,000	$—	$19,900,000

MARPAI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company recorded a measurement period adjustment to goodwill for the three months ended June 30, 2023 for property and equipment of $159,920, that was subsequently identified as not received during the acquisition, and accrued expenses of $2,250, relating to pre-acquisition liabilities.

The Company recorded a measurement period adjustment to goodwill for the six months ended June 30, 2023 for property and equipment of $159,920, that was subsequently identified as not received during the acquisition, and accrued expenses of $38,220, relating to pre-acquisition liabilities.

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

The following unaudited pro forma summary presents consolidated information of the Company as if the business combination had occurred on January 1, 2022:

	Three Months Ended	Six Months Ended
	June 30, 2022	June 30, 2022
	(pro forma)	(pro forma)
Revenue	$10,356,740	$21,933,145
Net loss	(9,926,040)	(20,694,241)

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

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following at:

	June 30, 2023	December 31, 2022
Equipment	$90,861	$402,675
Furniture and fixtures	761,923	1,007,699
Leasehold improvements	—	745,453
Total cost	852,784	2,155,827
Accumulated depreciation	(136,656)	(649,745)
Property and equipment, net	$716,128	$1,506,082

Depreciation expense was $268,502 and $143,205 for the six months ended June 30, 2023 and 2022, respectively. Depreciation expense was $114,425 and $72,094 for the three months ended June 30, 2023 and 2022, respectively.

MARPAI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – CAPITALIZED SOFTWARE

Capitalized software consists of the following at:

	June 30, 2023	December 31, 2022
Capitalized software	$5,927,719	$8,094,385
Accumulated amortization	(2,569,519)	(3,505,679)
Capitalized software, net	$3,358,200	$4,588,706

Amortization expense was $1,230,506 and $1,135,504 for the six months ended June 30, 2023 and 2022, respectively. Amortization expense was $614,733 and $598,575 for the three months ended June 30, 2023 and 2022, respectively.

NOTE 8 – GOODWILL AND INTANGIBLE ASSETS

Goodwill consists of the following:

Amount
Balance as of December 31, 2022	$5,837,060
Measurement period adjustment to goodwill (Note 5)	198,140
Balance as of June 30, 2023	$6,035,200

Intangible assets consist of the following:

	June 30, 2023
	Useful	Gross Carrying	Accumulated	Net Carrying
	Life	Amount	Amortization	Amount
Trademarks	5-10 Years	$2,320,000	$(448,673)	$1,871,327
Noncompete agreements	5 Years	990,000	(445,500)	544,500
Customer relationships	5-7 Years	3,760,000	(1,050,572)	2,709,428
Patents and patent applications	(*)	650,450	-	650,450
		$7,720,450	$(1,944,745)	$5,775,705

	December 31, 2022
Trademarks	5-10 Years	$2,320,000	$(292,671)	$2,027,329
Noncompete agreements	5 Years	990,000	(346,500)	643,500
Customer relationships	5-7 Years	3,760,000	(758,000)	3,002,000
Patents and patent applications	(*)	650,450	—	650,450
		$7,720,450	$(1,397,171)	$6,323,279

(*)
Patents have yet to be approved by the United States Patent and Trademark Office. Useful life is determined upon placement into service after approval.

Amortization expense was $547,574 and $383,571 for the six months ended June 30, 2023 and 2022, respectively. Amortization expense was $273,787 and $166,213 for the three months ended June 30, 2023 and 2022, respectively.

NOTE 9 – LOSS AND LOSS ADJUSTMENT EXPENSES

The following tables shows changes in aggregate reserves for the Company's loss and loss adjustment expenses:

MARPAI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2023	June 30, 2022
Net reserves at January 1,	$—	$—
Incurred loss and loss adjustment expenses
Provisions for insured events of the current year	147,415	—
Change in provision for insured events of prior year	—	—
Total incurred loss and loss adjustment expense	147,415	—
Payments
Loss and loss adjustment expenses attributable to insured events of the current year	4,268	—
Loss and loss adjustment expenses attributable to insured events of the prior year	—	—
Total payments	4,268	—
Net reserves at June 30,	$143,147	$—

	June 30, 2023	June 30, 2022
Net reserves at April 1,	$84,412	$—
Incurred loss and loss adjustment expenses
Provisions for insured events of the current year	63,003	—
Change in provision for insured events of prior year	—	—
Total incurred loss and loss adjustment expense	63,003	—
Payments
Loss and loss adjustment expenses attributable to insured events of the current year	4,268	—
Loss and loss adjustment expenses attributable to insured events of the prior year	—	—
Total payments	4,268	—
Net reserves at June 30,	$143,147	$—

For the three and six month periods ended June 30, 2023, initial reserves were established for the start of the Company's captive operations.

NOTE 10 – REVENUE

Disaggregation of Revenue

The following tables illustrates the disaggregation of revenue by similar products:

For the three months period

	June 30, 2023	June 30, 2022
TPA services	$9,991,712	$5,556,506
Captive insurance	55,268	—
Total	$10,046,980	$5,556,506

For the six months period

	June 30, 2023	June 30, 2022
TPA services	$19,574,380	$11,775,315
Captive insurance	144,644	—
Total	$19,719,024	$11,775,315

MARPAI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – SHARE-BASED COMPENSATION

Global Stock Incentive Plan

On May 31, 2022, the shareholders of the Company approved the Company’s Board of Directors proposal to increase the Company’s Global Incentive Plan (the “Plan”) by 1,575,000 shares, thus bringing the total number of stock options, restricted stock units (“RSUs”) and restricted stock awards (“RSAs”) that may be issued pursuant to the Plan to 1,950,855.

On May 31, 2023, the shareholders of the Company approved the Company’s Board of Directors proposal to increase the Company’s Global Incentive Plan (the “Plan”) by an additional 500,000 shares, thus bringing the total number of stock options, RSUs and RSAs that may be issued pursuant to the Plan to 2,450,855.

Under the term of the Plan, on the grant date, the Board of Directors determines the vesting schedule of each stock option and RSUs on an individual basis. All stock options expire ten (10) years from the date of the grant. Vested options expire 90 days after the termination of employment of the grantee.

Stock Options

The fair value of options and share awards granted under the stock option plan during the six months ended June 30, 2023 was estimated at the date of grant using the Black-Scholes option pricing model and the following assumptions for grants:

January 2023
Risk-free interest rates	3.43%
Expected life	5 years
Expected volatility	41.00%
Expected dividend yield	0.00%

The following table summarizes the stock option activity:

			Weighted Average	Aggregate
	Number of	Weighted Average	Remaining	Intrinsic
	Options	Exercise Price	Contractual Term	Value
Balance at January 1, 2023	931,934	$5.88	8.91	$203,295
Granted	319,750	3.44
Forfeited/Cancelled	(189,866)	6.50
Exercised	(27,674)	0.008
Balance at June 30, 2023	1,034,144	5.16	8.84	$55,143
Exercisable at June 30, 2023	508,668	$5.75	8.61	$41,736

The following table summarizes the Company’s non-vested stock options:

		Weighted-Average
	Non-vested Options	Grant Date Fair
	Outstanding	Value
At January 1, 2023	507,664	$2.64
Options granted	319,750	1.41
Options forfeited/cancelled	(138,785)	4.00
Options exercised	(2,119)	5.14
Options vested	(161,034)	2.07
At June 30, 2023	525,476	$1.89

MARPAI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended June 30, 2023 and 2022, the Company recognized $388,236 and $483,211 of stock compensation expense relating to stock options, respectively. For the three months ended June 30, 2023 and 2022, the Company recognized $171,812 and $378,809 of stock compensation expense relating to stock options, respectively. As of June 30, 2023, there was $1,017,171 of unrecognized stock compensation expense related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately 1.9 years.

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

The following table summarizes the restricted stock awards activity:

		Weighted-Average
		Grant Date Fair
	Outstanding	Value
Outstanding at January 1, 2023	55,735	$5.92
Granted	—	—
Forfeited/cancelled	—	—
Vested	(46,054)	5.81
Outstanding at June 30, 2023	9,681	$6.37

For the six months ended June 30, 2023 and 2022, the Company recognized $241,782 and $628,318 of stock compensation expense relating to RSAs, respectively. For the three months ended June 30, 2023 and 2022, the Company recognized $120,891 and $483,733 of stock compensation expense relating to RSAs, respectively. As of June 30, 2023, there was $70,848 of unrecognized compensation expense related to unvested restricted share awards that is expected to be recognized over a weighted-average period of approximately 1 month.

Restricted Stock Units

On June 14, 2022, the Board of Directors of the Company authorized the grant of 356,851 RSUs, of which 336,538 were granted to an officer of the Company who joined the Company in February 2022. Of the RSUs granted to the officer, 48,077 vested immediately and the balance of 288,461 vested in equal quarterly installments through February 28, 2023. Under the terms of the officer’s employment agreement, the Company also agreed to guarantee the minimum value of the RSUs on their vesting dates. The Company accrued $201,282 in accrued expenses in the condensed consolidated balance sheet, reflecting this minimum value obligation as of June 30, 2023.

On February 28, 2023, the Company issued 33,387 fully vested RSUs to an officer upon his one year anniversary of employment.

The following table summarizes the restricted stock units activity:

	Outstanding	Value
Outstanding at January 1, 2023	72,957	$4.44
Granted	152,137	3.32
Forfeited/cancelled	—	—
Vested	(99,052)	4.22
Outstanding at June 30, 2023	126,042	$3.23

MARPAI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended June 30, 2023 and 2022, the Company recognized $358,486 and $381,829 of stock compensation expense relating to RSUs, respectively. For the three months ended June 30, 2023 and 2022, the Company recognized $72,377 and $381,829 of stock compensation expense relating to RSUs, respectively. As of June 30, 2023, there was $344,680 of unrecognized compensation expense related to unvested restricted share units that is expected to be recognized over a period of 3.3 years.

NOTE 12 – WARRANTS

Upon closing of the Company's public offering (Note 16), the Company issued to the underwriter, warrants to purchase 92,500 shares of common stock (the “Underwriter’s Warrants”). The Underwriter’s Warrants are exercisable at a per share exercise price equal to 125% of the public offering price per share in the offering, which was determined to be $5.00. The Underwriter’s Warrants are exercisable at any time, in whole or in part, from October 19, 2023 through April 19, 2028.

The table below summarizes the Company’s warrant activities:

	Number of
	Warrants to	Exercise Price	Weighted
	Purchase Common	Range Per	Average
	Shares	Share	Exercise Price
Balance at January 1, 2023	412,218	$5.72 to 31.60	$23.68
Granted	92,500	5.00	5.00
Forfeited	—	—	—
Exercised	—	—	—
Balance at June 30, 2023	504,718	$5.00 to 31.60	$20.25

Balance at January 1, 2022	412,218	$5.72 to 31.60	$23.68
Granted	—	—	—
Forfeited	—	—	—
Exercised	—	—	—
Balance at June 30, 2022	412,218	$5.72 to 31.60	$23.68

NOTE 13 – SEGMENT INFORMATION

Research and development activities are conducted through the Company’s wholly owned subsidiary, EYME Technologies, Ltd., in Israel. Geographic long-lived asset information presented below is based on the physical location of the assets at the end of year. All of the Company’s revenues are derived from customers located in the United States.

Long-lived assets including goodwill, intangible assets, capitalized software, property and equipment and operating lease right-of-use, by geographic region, are as follows at:

	June 30, 2023	December 31, 2022
United States	$16,332,726	$17,993,006
Israel	2,312,934	4,103,931
Total long-lived assets	$18,645,660	$22,096,937

NOTE 14 – RELATED PARTY TRANSACTIONS

The Company receives consulting services and marketing services from various shareholders and directors. The total cost of these consulting services for the three months ended June 30, 2023 and 2022 was approximately $44,000 and $44,000, respectively. The total cost of these consulting services for the six months ended June 30, 2023 and 2022 was approximately $95,000 and $114,000, respectively. The total cost of marketing services for the three months ended June 30, 2023 and 2022 was approximately $0 and $0, respectively. The total cost of marketing services for the six months ended June 30, 2023 and 2022 was approximately $0 and $565,000, respectively. No amounts due to these certain shareholders were included in accounts payable of June 30, 2023 and December 31, 2022.

MARPAI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On December 30, 2020, the Company received an advance from a certain investor for reimbursement of certain expenses. This is recorded as due to related party on the accompanying condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022 in the amount of $2 and $3,201, respectively.

NOTE 15 – ACCRUED EXPENSES

Accrued expenses consisted of the following:

	June 30, 2023	December 31, 2022

Employee compensation	$1,409,005	$1,433,327
Accrued bonuses	1,243,277	1,712,009
Performance guarantee liabilities	295,614	244,029
Other accrued expenses and liabilities	2,005,210	1,885,351
Accrued expenses	$4,953,106	$5,274,716

NOTE 16 – STOCKHOLDERS’ (DEFICIT) EQUITY

On April 19, 2023, the Company closed its public offering of 1,850,000 shares of common stock at a public offering price of $4.00 per share, for gross proceeds of $7.4 million. After deducting underwriters' discounts and offering expenses, the net proceeds from the public offering were approximately $6.4 million. In accordance with the terms of the Maestro share purchase agreement (Note 5), $2,294,751 or 35% of the net proceeds from the offering were expected to be used to pay down the debt to the seller. Based on an agreement reached with the Seller on July 18, 2023, 50% of the amount due or $1,147,376 was paid to the Seller on July 19, 2023 and the balance will be paid no later than September 18, 2023.

During the six months ended June 30, 2023, the Company issued 25,000 shares of common stock to a vendor in consideration for services.

NOTE 17 – INCOME TAXES

The effective tax rate was 0% for the six months ended June 30, 2023 and 2022. The effective tax rate differs from the federal tax rate of 21% for the six months ended June 30, 2023 and 2022 due primarily to the full valuation allowance on deferred tax assets, and other discrete items.

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

MARPAI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date the unaudited condensed consolidated financial statements were available for issuance.

On July 14, 2023, the Company and Mr. Yaron Eitan , who serves as Chairman of the Board agreed to replace the consulting agreement dated April 20, 2021 (the “Consulting Agreement”) with an employment agreement pursuant to which the Company agreed to pay Mr. Eitan an annualized base salary of $168,000 for his duties as Chairman of the Board of Directors. Mr. Eitan is also eligible to participate in the Company’s employee benefits program effective August 1, 2023. Under the terms of the terminated Consulting Agreement, Mr. Eitan’s annual compensation as Chairman of the Board was $180,000.

On April 19, 2023, the Company closed a public offering of 1,850,000 shares of common stock at a public offering price of $4.00 per share, for gross proceeds of $7.4 million. After deducting underwriters' discounts and offering expenses, the net proceeds from the public offering were approximately $6.4 million. In accordance with the terms of the Maestro share purchase agreement, $2,294,751 or 35% of the net proceeds from the offering were expected to be used to pay down the debt to the seller. Based on an agreement reached with the seller on July 18, 2023, 50% of the amount due or $1,147,376 was paid to the seller on July 19, 2023, and the balance will be paid no later than September 18, 2023.

On July 31, 2023, the Company entered into an Amendment to the Executive Employment Agreement between the Company and Lutz Finger pursuant to which the Company and Mr. Finger agreed to delay the vesting of certain equity compensation due to Mr. Finger.

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

Nasdaq Deficiency Letters and Reverse Stock Split

On January 11, 2023, we received a deficiency letter from the Listing Qualifications Department (the “Staff”) of The Nasdaq Capital Market LLC (“Nasdaq”) notifying us that, for the last 30 consecutive business days, the bid price for our common stock had closed below the $1.00 per share minimum bid price requirement for continued inclusion on the Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(a)(1) (the "Bid Price Requirement"). At our Special Meeting of Stockholders held on June 26, 2023, our stockholders approved a proposal to authorize a reverse stock split of the common stock, at a ratio within the range of 1-for-2 to 1-for-5. The Board approved a 1-for-4 reverse split ratio, and on June 26, 2023, we filed a Certificate of Amendment to our Second Amended and Restated Certificate of Incorporation (the “Charter Amendment”) to effect the reverse split effective June 29, 2023. On July 14, 2023, the Company was notified by Nasdaq that we regained compliance with the Bid Price Requirement and the matter was now closed.

On May 31, 2023, we received a notification letter (the “Notice”) from Nasdaq advising us that for the last 30 consecutive business days preceding the date of the Notice, our Market Value of Listed Securities (“MVLS”) has been below the minimum of $35,000,000 required for continued listing on Nasdaq pursuant to Nasdaq Listing Rule 5550(b)(2) (the “MVLS Requirement”). In accordance with Nasdaq Listing Rule 5810(c)(3)(C), we have 180 calendar days, or until November 27, 2023, to regain compliance with the MVLS Requirement (the “Compliance Period”). Our securities will continue to trade on Nasdaq during the Compliance Period. To regain compliance, our securities must trade at or above a level such that the Company’s MVLS closes at or above $35,000,000 for a minimum of ten consecutive business days during the Compliance Period, or we must meet another listing standard as required under Nasdaq rules. If we do not regain compliance by November 27, 2023 (or the second compliance period, if applicable), then Nasdaq staff will provide written notice to us that our securities are subject to delisting. At that time, we may appeal the delisting determination to a Hearings Panel. We intend to monitor its MVLS and may, if appropriate, consider implementing available options to regain compliance with the MVLS Requirement.

Overview

We were formed as a Delaware corporation on January 22, 2021 with the intention to facilitate an initial public offering and other related transactions in order to carry on the business of two healthcare entities, Marpai Health and Marpai Administrators. We acquired Maestro on November 1, 2022 to increase the capacity to service the heath industry. Marpai Inc.’s mission is to positively change healthcare for the benefit of (i) our clients who are self-insured employers that pay for their employees’ healthcare benefits and engage the Company to administer the latter’s healthcare claims, to whom the Company refers as “Clients”; (ii) employees who receive these healthcare benefits from its clients, to whom we refer as “Members”, and (iii) healthcare providers including doctors, doctor groups, hospitals, clinics, and any other entities providing healthcare services or products to whom we refer as “Providers”. Our mission is to positively change healthcare for the benefit of Clients, Members and Providers.

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

Representation in the Financial Statements of Marpai, Inc.

The unaudited condensed consolidated financial statements of Marpai, Inc and the discussion of the results of its operations in this quarterly report, reflect the results of the operations of Marpai Health (and its subsidiary EYME) for all periods presented, the results of Maestro since its acquisition on November 1, 2022 and the results of Marpai Captive since January 1, 2023. The results for the three months and six months ended June 30, 2023, as applicable, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

The Company also continues to monitor the effects of the global macroeconomic environment, including increasing inflationary pressures; supply chain disruptions; social and political issues; regulatory matters, geopolitical tensions; and global security issues. The Company is also mindful of inflationary pressures on its cost base and is monitoring the impact on customer preferences.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2023 and 2022

The following tables set forth our consolidated results of operations for the periods indicated.

	Three Months Ended June 30,
	2023	2022	Change	%

Revenue	$10,046,980	$5,556,506	$4,490,474	80.8%
Costs and expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below)	6,429,688	4,151,560	2,278,128	54.9%
General and administrative	5,725,071	2,319,977	3,405,094	146.8%
Sales and marketing	1,473,311	2,216,788	(743,477)	(33.5)%
Information technology	1,319,443	1,189,733	129,710	10.9%
Research and development	523,432	1,309,157	(785,725)	(60.0)%
Depreciation and amortization	1,002,946	776,411	226,535	29.18%
Loss on disposal of assets	343,588	60,471	283,117	468.19%
Facilities	500,189	196,341	303,848	154.8%
Total costs and expenses	17,317,668	12,220,438	(5,097,230)	(41.7)%
Operating loss	(7,270,688)	(6,663,932)	606,756	(9.1)%
Other income and (expenses)
Other income (expense), net	50,451	(9,706)	60,157	(619.8)%
Interest expense	(333,279)	(562)	(332,717)	59202.3%
Foreign exchange gain (loss)	(3,104)	9,418	(12,522)	(133.0)%
Total other income (expense)	(285,932)	(850)	285,082	(33539.1)%
Loss before income taxes	(7,556,620)	(6,664,782)	891,838	(13.4)%
Income tax expense	—	—	—	—
Net loss	(7,556,620)	(6,664,782)	891,838	(13.4)%
Net loss per share, basic and fully diluted	(1.10)	(1.34)	(0.24)	17.8%

	Six Months Ended June 30,
	2023	2022	Change	%

Revenue	$19,719,024	$11,775,315	$7,943,709	67.5%
Costs and expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below)	12,838,490	8,698,355	4,140,135	47.6%
General and administrative	10,951,490	5,222,109	5,729,381	109.7%
Sales and marketing	3,652,428	3,775,904	(123,476)	(3.3)%
Information technology	3,506,252	2,324,006	1,182,246	50.9%
Research and development	1,023,641	1,902,264	(878,623)	(46.2)%
Depreciation and amortization	2,046,582	1,601,809	444,773	27.77%
Loss on disposal of assets	343,588	60,471	283,117	468.19%
Facilities	1,150,025	392,936	757,089	192.7%
Total costs and expenses	35,512,496	23,977,854	(11,534,642)	(48.1)%
Operating loss	(15,793,472)	(12,202,539)	3,590,933	(29.4)%
Other income and (expenses)
Other income, net	100,905	39,291	61,614	156.8%
Interest expense, net	(718,289)	(4,507)	(713,782)	15837.2%
Foreign exchange (loss) gain	(18,613)	13,309	(31,922)	(239.9)%
Total other (expense) income	(635,997)	48,093	(684,090)	(1422.4)%
Loss before income taxes	(16,429,469)	(12,154,446)	(4,275,023)	35.2%
Income tax expense	—	—	—	—
Net loss	(16,429,469)	(12,154,446)	(4,275,023)	35.2%
Net loss per share, basic and fully diluted	(2.70)	(2.46)	(0.25)	10.0%

Comparison of the Three and Six Months Ended June 30, 2023 and 2022

Revenues and Cost of Revenue

During the three months ended June 30, 2023 and 2022, our total revenue was $10,046,980 and $5,556,506, respectively, representing an increase in revenue of $4,490,475. The main reason for the increase in revenues was due to the revenue generated by Maestro amounting to $5,674,259 (which were not included in the operating results of the Company prior to its acquisition on November 1, 2022), partially offset by a decline of $1,452,708 in revenue due to the termination by the Company, effective September 2022, of a contract with a client that failed to meet its contractual obligations.

During the six months ended June 30, 2023 and 2022, our total revenue was $19,719,024 and $11,775,315, respectively, representing an increase in revenue of $7,943,709. The main reason for the increase in revenues was due to the revenue generated by Maestro amounting to $10,711,683 (which were not included in the operating results of the Company prior to its acquisition on November 1, 2022), partially offset by a decline of $2,779,775 in revenue due to the termination by the Company, effective September 2022, of a contract with a client that failed to meet its contractual obligations.

Total revenues consist of fees that we charge our customers in consideration for administering their self-insured healthcare plans as well as fees that we receive for ancillary services such as care management, case management, cost containment services, and other services provided to our customers by us or other vendors.

During the three months ended June 30, 2023 and 2022, our cost of revenue exclusive of depreciation and amortization was $6,429,688 and $4,151,560, respectively, representing an increase of $2,278,128. The main reason for the increase in the cost of revenue was due to the cost of revenue generated by Maestro amounting to $2,780,535 (which were not included in the operating results of the Company prior to its acquisition on November 1, 2022), and increased computer and telephone costs of $377,012 due to vendor alignment between Maestro and Marpai, partially offset by the reduction in the cost of revenues amounting to $1,073,555 relating to the termination of the customer contract described above.

During the six months ended June 30, 2023 and 2022, our cost of revenue exclusive of depreciation and amortization was $12,838,490 and $8,698,355, respectively, representing an increase of $4,140,134. The main reason for the increase in the cost of revenue was due to the cost of revenue generated by Maestro amounting to $5,538,618 (which were not included in the operating results of the Company prior to its acquisition on November 1, 2022), increased computer and telephone costs of $588,881 due to vendor alignment between Maestro and Marpai, partially offset by the reduction in the cost of revenues amounting to $2,145,471 relating to the termination of the customer contract described above.

Total cost of revenues consists of (i) service fees, which primarily include vendor fees associated with the client’s benefit program selections, (ii) the direct labor cost associated with claim management and processing services, and (iii) direct labor costs associated with providing customer support and services to the clients, members, and other external stakeholders.

Research and Development Expenses

We incurred $523,432 of research and development expenses for the three months ended June 30, 2023 compared to $1,309,157 for the three months ended June 30, 2022, a decrease of $785,725. The decrease is attributable to (i) decreased expenditures in EYME amounting to approximately $217,459, associated primarily with a lower number of research and development employees in the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, (ii) a decrease in employee stock based compensation of $258,053, and (iii) in 2022, the President of Production and Development’s time was split and allocated with $300,811 being included in research and development expenses, but no allocation was made for research and development in 2023 due to change in presidents job responsibilities.

We incurred $1,023,641 of research and development expenses for the six months ended June 30, 2023 compared to $1,902,264 for the six months ended June 30, 2022, a decrease of $878,623. The decrease is attributable to (i) decreased expenditures in EYME amounting to approximately $251,862, associated primarily with a lower number of research and development employees in the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, (ii) a decrease in employee stock based compensation of $316,547, and (iii) in 2022, the President of Production and Development’s time was split and allocated with $300,811 being included in research and development expenses, but no allocation was made for research and development in 2023 due to change in presidents job responsibilities. .

General and Administrative Expenses

We incurred $5,725,071 of general and administrative expenses for the three months ended June 30, 2023 compared to $2,319,977 for the three months ended June 30, 2022, an increase of $3,405,094. The reason for the increase is due to (i) general and administrative expenses generated by Maestro amounting to $2,638,099 (which were not included in the operating results of the Company prior to its acquisition on November 1, 2022), (ii) an increase in legal and professional fees expenses of $140,482 due to exploration of equity possibilities and additional audit services, and (iii) an increase in Marpai Administrators’ employee cost of approximately $550,000 severance and expanded leadership.

We incurred $10,951,490 of general and administrative expenses for the six months ended June 30, 2023 compared to $5,222,109 for the six months ended June 30, 2022, an increase of $5,729,381. The reason for the increase is due to (i) general and administrative expenses generated by Maestro amounting to $4,589,304 (which were not included in the operating results of the Company prior to its acquisition on November 1, 2022), (ii) an increase in legal and professional fees expenses of $256,566 due to exploration of equity possibilities and additional audit services, and (iii) an increase in Marpai Administrators’ employee cost of approximately $1,100,000 severance and expanded leadership.

Sales and Marketing Expenses

We incurred $1,473,311 of sales and marketing expenses for the three months ended June 30, 2023 compared to $2,216,788 for the three months ended June 30, 2022, a decrease of $743,477. This decrease was primarily due to (i) reduction in outside marketing cost of $458,207, (ii) decreased expenditures amounting to approximately $190,000, associated with a lower number of sales and marketing employees, (iii) a decrease in employee stock based compensation of $346,743, all partially offset by sales and marketing expenses generated by Maestro amounting to $329,805 (which were not included in the operating results of the Company prior to its acquisition on November 1, 2022).

We incurred $3,652,428 of sales and marketing expenses for the six months ended June 30, 2023 compared to $3,775,904 for the six months ended June 30, 2022, a decrease of $123,476. This decrease was primarily due to a reduction in outside marketing cost of $1,044,329, partially offset by sales and marketing expenses generated by Maestro amounting to $968,563 (which were not included in the operating results of the Company prior to its acquisition on November 1, 2022).

Information Technology Expenses

We incurred $1,319,443 of information technology expenses for the three months ended June 30, 2023 compared to $1,189,733 for the three months ended June 30, 2022, an increase of $129,710. This increase was primarily due to information technology expenses generated by Maestro amounting to $520,609 (which were not included in the operating results of the Company prior to its acquisition on November 1, 2022), offset by the allocation in 2022 of the President of Production and Development’s time of $300,811 being included in information technology expenses but no allocation was made to information technology in 2023, as well as a reduction in employee expenses of approximately $90,000.

We incurred $3,506,252 of information technology expenses for the six months ended June 30, 2023 compared to $2,324,006 for the six months ended June 30, 2022, an increase of $1,182,246. This increase was primarily due to information technology expenses generated by Maestro amounting to $1,683,517 (which were not included in the operating results of the Company prior to its acquisition on November 1, 2022).

Depreciation and Amortization

We incurred $1,002,946 of depreciation and amortization expenses for the three months ended June 30, 2023 compared to $776,411 for the three months ended June 30, 2022, an increase of $226,535. This increase was primarily due to (i) depreciation and amortization expense generated by Maestro amounting to $104,151 (which were not included in the operating results of the Company prior to its acquisition on November 1, 2022), and (ii) the increase in depreciation of leasehold improvements to match the ending of the lease term of approximately $100,000.

We incurred $2,046,582 of depreciation and amortization expenses for the six months ended June 30, 2023 compared to $1,601,809 for the six months ended June 30, 2022, an increase of $444,773. This increase was primarily due to (i) depreciation and amortization expense generated by Maestro amounting to $228,672 (which were not included in the operating results of the Company prior to its acquisition on November 1, 2022), (ii) the increase in depreciation of leasehold improvements to match the ending of the lease term of approximately $100,000, and (iii) the increase in amortization of software expense in the amount of $94,114.

Loss on Disposal of Assets

We incurred $343,588 of loss on disposal of assets for the three months ended June 30, 2023 compared, to $60,471 for the three months ended June 30, 2022, an increase of $283,117. This increase was primarily due to disposal of furniture and leasehold improvement assets that were no longer needed as the lease terms ended.

We incurred $343,588 of loss on disposal of assets for the six months ended June 30, 2023 compared, to $60,471 for the six months ended June 30, 2022, an increase of $283,117. This increase was primarily due to disposal of furniture and leasehold improvement assets that were no longer needed as the lease terms ended.

Interest Expense, net

We incurred $333,279 of interest expense for the three months ended June 30, 2023 compared to $562 for the three months ended June 30, 2022, an increase of $332,717. Interest expense increased primarily due to the interest accrued on outstanding debt relating to the acquisition of Maestro which closed on November 1, 2022.

We incurred $718,289 of interest expense for the six months ended June 30, 2023 compared to $4,507 for the six months ended June 30, 2022, an increase of $713,782. Interest expense increased primarily due to the interest accrued on outstanding debt relating to the acquisition of Maestro which closed on November 1, 2022.

Liquidity and Capital Resources

As of June 30, 2023, the Company had an accumulated deficit of approximately $64.4 million, unrestricted cash and cash equivalents of approximately $8.7 million and working capital of approximately $1.5 million. For the six months ended June 30, 2023, the Company recognized a net loss of approximately $16.4 million and negative cash flows from operations of approximately $8.7 million.

The Company has spent most of its cash resources on funding its operating activities. Through June 30, 2023, the Company has financed its operations primarily with the proceeds from the issuance of convertible promissory notes and warrants as sales of its equity securities.

On April 19, 2023, we closed a public offering of 1,850,000 shares of common stock at a public offering price of $4.00 per share, for gross proceeds of $7.4 million. After deducting underwriters' discounts and offering expenses, the net proceeds from the public offering were approximately $6.4 million. In accordance with the terms of the Maestro share purchase agreement, $2,294,751 or 35% of the net proceeds from the offering were expected to be used to pay down the debt to the seller. Based on an agreement reached with the seller on July 18, 2023, 50% of the amount due or $1,147,376 was paid to the seller on July 19, 2023 and the balance will be paid no later than September 18, 2023.

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

Cash Flows

The following tables summarizes selected information about our sources and uses of cash and cash equivalents for the six months ended June 30, 2023 and 2022:

Comparison of the Six Months Ended June 30, 2023 and 2022

	Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(8,739,102)	$(10,122,604)
Net cash provided by (used in) investing activities	17,946	(619,990)
Net cash provided by financing activities	6,431,879	—
Net decrease in cash and cash equivalents and restricted cash	$(2,289,277)	$(10,742,594)

Net Cash Used in Operating Activities

Net cash used in operating activities totaled $8,739,102 for the six months ended June 30, 2023, a decrease of $1,383,502 as compared to $10,122,604 for the six months ended June 30, 2022. Net cash used in operating activities was primarily driven by our net loss for the period of $16,429,471 net of (i) non-cash items totaling $5,317,156 and (ii) decrease in net working capital items amounting to $2,373,210.

Net Cash Provided by (Used in) Investing Activities

A total of $17,946 was provided by investing activities in the six months ended June 30, 2023, a decrease of $637,936 as compared to $619,990 in cash used in investing activities for the six months ended June 30, 2022. The primary reason for the decline is the decline in the capitalization of software development costs.

Net Cash Provided by Financing Activities

A total of $6,431,879 was received from financing activities during the six months ended June 30, 2023, comprising of net proceeds provided from a public offering of common stock of $6,431,615 and $264 provided from the exercising of stock options.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign exchange risk

The cash generated from revenue is denominated in U.S. Dollars. Our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations, which are in the United States and Israel. Our results of current and future operations and cash flows are therefore subject to fluctuations due to changes in the exchange rate of the New Israeli Shekel (NIS). The effect of a hypothetical 10% change in the exchange rate of the NIS versus the U.S. Dollar would not have had a material impact on our historical condensed consolidated financial statements for the six months ended June 30, 2023. To date we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes or is expected to become more significant.

Interest rate risk

We had cash and cash equivalents balances of $8,726,150 and $13,764,508 on June 30, 2023 and December 31, 2022, respectively. Currently, management does not view this exposure to be a significant risk.

Inflation Risk

Inflation generally affects us by increasing our labor costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the six months ended June 30, 2023.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial and Accounting Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) as of the end of the fiscal quarter ended June 30, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial and Accounting Officer have concluded that, during the period covered by this Quarterly Report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the second quarter ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the first quarter of 2023, the Company issued an aggregate of 25,000 shares of its common stock to certain of its service providers as compensation in lieu of cash compensation owed to them for services rendered. The Company claimed exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”) for the foregoing transactions under Section 4(a)(2) of the Securities Act.

ITEM 6. Exhibits.

Exhibit No.	Description
3.1	Certificate of Amendment to Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 filed with our Current Report on Form 8-K on June 29, 2023).
10.1**+	Employment Agreement between Marpai, Inc. and Yaron Eitan, effective July 14, 2023.
10.2**+	Amendment to Executive Employment Agreement between Marpai, Inc. and Lutz Finger, effective July 31, 2023.
31.1	Certification Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1*	Certification Statement of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2*	Certification Statement of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101*	Interactive Data Files
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*Furnished, not filed, in accordance with item 601(32)(ii) of Regulation S-K.

** Filed herewith.

+ Management contract or compensation plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARPAI, INC.

Date: August 3, 2023		/s/ Edmundo Gonzalez
	Name:	Edmundo Gonzalez
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Yoram Bibring
	Name:	Yoram Bibring
	Title	Chief Financial Officer
(Principal Financial and Accounting Officer)