Form 10-Q
period 2023-09-30
Marpai, Inc.
filed 2023-11-13
CIK 1844392

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-40904

“

MARPAI, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	86-1916231
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

615 Channelside Drive, Suite 207

Tampa, Florida 33602

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

As of November 13, 2023, there were 7,810,625 shares of the Company’s common stock, par value $0.0001 per share, outstanding.

MARPAI, INC.

i

PART I — FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements.

MARPAI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$3,018,424	$13,764,508
Restricted cash	11,233,440	9,352,608
Accounts receivable, net of allowance for credit losses of $23,458 and $23,458	977,400	1,437,786
Unbilled receivable	594,552	350,393
Prepaid expenses and other current assets	961,182	1,601,920
Other receivables	32,251	30,634
Total current assets	16,817,249	26,537,849

Property and equipment, net	662,208	1,506,082
Capitalized software, net	2,742,947	4,588,706
Operating lease right-of-use assets	2,520,453	3,841,810
Goodwill	6,035,200	5,837,060
Intangible assets, net	5,501,918	6,323,279
Security deposits	1,308,908	1,293,166
Other long-term asset	21,668	21,668
Total assets	$35,610,551	$49,949,620
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$3,101,229	$1,457,670
Accrued expenses	4,659,407	5,274,716
Accrued fiduciary obligations	9,877,871	9,024,463
Deferred revenue	1,261,067	288,499
Current portion of operating lease liabilities	600,104	1,311,295
Other short-term liability	947,376	—
Due to related party	—	3,201
Total current liabilities	20,447,054	17,359,844

Other long-term liabilities	19,113,390	20,203,700
Operating lease liabilities, net of current portion	3,812,609	4,771,871
Deferred tax liabilities	1,479,880	1,479,880
Total liabilities	44,852,933	43,815,295
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’(DEFICIT) EQUITY
Common stock, $0.0001 par value, 227,791,050 shares authorized; 7,810,625 and 5,319,758 issued and outstanding at September 30, 2023 and December 31, 2022, respectively (1)	781	532
Additional paid-in capital	62,475,786	54,127,893
Accumulated deficit	(71,718,949)	(47,994,100)
Total stockholders’ (deficit) equity	(9,242,382)	6,134,325
Total liabilities and stockholders’ (deficit) equity	$35,610,551	$49,949,620

(1) Reflects 1-for-4 reverse stock split that became effective June 29, 2023. See Note 1 to the unaudited condensed consolidated financial statements.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARPAI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Revenue	$8,729,152	$4,938,105	$28,448,176	$16,713,420
Costs and expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below)	5,691,278	3,625,415	18,529,768	12,323,770
General and administrative	4,986,185	2,717,905	15,937,675	7,940,014
Sales and marketing	1,842,018	1,053,814	5,494,446	4,829,718
Information technology	1,269,088	1,538,136	4,775,340	3,862,142
Research and development	267,269	781,750	1,290,910	2,684,014
Depreciation and amortization	927,391	842,047	2,973,973	2,443,856
Loss on disposal of assets	6,604	—	350,192	60,471
Facilities	767,602	193,494	1,917,626	586,430
Total costs and expenses	15,757,435	10,752,561	51,269,930	34,730,415
Operating loss	(7,028,283)	(5,814,456)	(22,821,754)	(18,016,995)
Other income (expenses)
Other income	130,453	56,274	231,357	95,565
Interest expense, net	(383,756)	(2,908)	(1,102,045)	(7,415)
Foreign exchange loss	(13,794)	(18,770)	(32,407)	(5,461)
Loss before provision for income taxes	(7,295,380)	(5,779,860)	(23,724,849)	(17,934,306)
Income tax expense	—	—	—	—
Net loss	$(7,295,380)	$(5,779,860)	$(23,724,849)	$(17,934,306)
Net loss per share, basic & fully diluted (1)	$(0.98)	$(1.14)	$(3.62)	$(3.58)
Weighted average shares of common stock outstanding, basic and diluted (1)	7,479,401	5,087,164	6,552,575	5,004,779

(1) Reflects 1-for-4 reverse stock split that became effective June 29, 2023. See Note 1 to the unaudited condensed consolidated financial statements.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARPAI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

	Common Stock
			Additional Paid-	Accumulated	Total Stockholders’
Three months ended September 30, 2023	Shares (1)	Amount	In Capital	Deficit	(Deficit) Equity
Balance, July 1, 2023	7,255,818	$725	$61,754,084	$(64,423,569)	$(2,668,760)
Share-based compensation	-	-	721,556	-	721,556
Issuance of common stock upon vesting of restricted stock units	524,244	53	-	-	53
Issuance of common stock upon exercise of stock options	21,849	2	146	-	148
Issuance of round up shares in connection with reverse split	8,714	1	-	-	1
Net loss	-	-	-	(7,295,380)	(7,295,380)
Balance, September 30, 2023	7,810,625	$781	$62,475,786	$(71,718,949)	$(9,242,382)

Three months ended September 30, 2022
Balance, July 1, 2022	5,170,711	$517	$52,750,138	$(33,680,156)	$19,070,499
Share-based compensation	-	-	689,375	-	689,375
Issuance of common stock upon vesting of restricted stock units	61,890	6	19	-	25
Common Stock issued to vendors in exchange for services	1,875	-	7,726	-	7,726
Net loss	-	-	-	(5,779,860)	(5,779,860)
Balance, September 30, 2022	5,234,475	$523	$53,447,258	$(39,460,016)	$13,987,765

Nine months ended September 30, 2023
Balance, December 31, 2022	5,319,758	$532	$54,127,893	$(47,994,100)	$6,134,325
Share-based compensation	-	-	1,836,930	-	1,836,930
Issuance of common stock upon vesting of restricted stock units	557,631	56	-	-	56
Common stock issued to vendors in exchange for services	25,000	2	79,128	-	79,130
Issuance of common stock upon exercise of stock options	49,522	5	408	-	413
Issuance of round up shares in connection with reverse split	8,714	1	-	-	1
Issuance of common stock in connection with public offering, net	1,850,000	185	6,431,427	-	6,431,612
Net loss	-	-	-	(23,724,849)	(23,724,849)
Balance, September 30, 2023	7,810,625	$781	$62,475,786	$(71,718,949)	$(9,242,382)

Nine months ended September 30, 2022
Balance, December 31, 2021	5,074,932	507	51,233,615	(21,525,710)	29,708,412
Share-based compensation	-	-	2,182,696	-	2,182,696
Issuance of common stock upon vesting of restricted stock units	152,044	15	46	-	61
Common stock issued to vendors in exchange for services	7,500	1	30,901	-	30,902
Net loss	-	-	-	(17,934,306)	(17,934,306)
Balance, September 30, 2022	5,234,475	$523	$53,447,258	$(39,460,016)	$13,987,765

(1) Reflects 1-for-4 reverse stock split that became effective June 29, 2023. See Note 1 to the unaudited condensed consolidated financial statements.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARPAI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(23,724,849)	$(17,934,306)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,973,972	2,443,856
Loss on disposal of assets	350,192	60,471
Share-based compensation	1,836,986	2,432,758
Common stock issued to vendors in exchange for services	79,130	30,899
Amortization of right-of-use asset	1,288,744	517,985
Gain on termination of lease	32,613	—
Non-cash interest	1,204,441	—
Changes in operating assets and liabilities:
Accounts receivable and unbilled receivable	640,737	16,215
Prepaid expense and other assets	216,226	376,821
Other receivables	(1,617)	34,665
Security deposit	(15,743)	—
Accounts payable	335,647	(432,986)
Accrued expenses	(692,991)	(436,385)
Accrued fiduciary obligations	853,408	(1,642,220)
Operating lease liabilities	(1,670,454)	(512,095)
Due to related party	(3,201)	(437)
Other liabilities	972,568	(294,458)
Net cash used in operating activities	(15,324,191)	(15,339,217)
Cash flows from investing activities:
Capitalization of software development costs	—	(809,856)
Disposal of property and equipment	26,914	—
Purchase of property and equipment	—	(70,176)
Net cash provided by (used in) investing activities	26,914	(880,032)
Cash flows from financing activities:
Proceeds from stock options exercises	413	—
Proceeds from issuance of common stock in a public offering, net	6,431,612	—
Net cash provided by financing activities	6,432,025	—

Net decrease in cash, cash equivalents and restricted cash	(8,865,252)	(16,219,249)

Cash, cash equivalents and restricted cash at beginning of period	23,117,116	25,933,643
Cash, cash equivalents and restricted cash at end of period	$14,251,864	$9,714,394

Reconciliation of cash, cash equivalents, and restricted cash reported in the condensed consolidated balance sheet
Cash and cash equivalents	$3,018,424	$4,747,951
Restricted cash	11,233,440	4,966,443
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statement of cash flows	$14,251,864	$9,714,394
Supplemental disclosure of non-cash activity
Measurement period adjustment to goodwill	$198,140	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARPAI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization

Marpai, Inc.'s (“Marpai” or the “Company”) operations are principally conducted through its wholly-owned subsidiaries, Marpai Health, Inc. (“Marpai Health”), Marpai Administrators LLC (“Marpai Administrators”), and Maestro Health LLC (“Maestro”). Marpai Administrators and Maestro are our healthcare payer subsidiaries that provide administration services to self-insured employer groups across the United States. They act as a third-party administration (“TPA”) handling all administrative aspects of providing healthcare to self-insured employer groups. The Company has combined these two businesses to create what it believes to be the Payer of the Future, which has not only the licenses, processes and know- how of a payer but also the latest technology. This combination allows the Company to differentiate itself in the TPA market by delivering a technology-driven service that it believes can lower the overall cost of healthcare while maintaining or improving healthcare outcomes. Marpai Captive, Inc. (“Marpai Captive”) was founded in March 2022 as a Delaware corporation. Marpai Captive engages in the captive insurance market and commenced operations in the first quarter of 2023.

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

NOTE 2 – UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 3 – LIQUIDITY AND GOING CONCERN

As shown in the accompanying condensed consolidated financial statements as of September 30, 2023, the Company had an accumulated deficit of approximately $71.7 million and negative working capital of approximately $3.6 million. At September 30, 2023, the Company had long term debt of approximately $19.1 million and approximately $3.0 million of unrestricted cash on hand. For the nine months ended September 30, 2023, the Company recognized a net loss of approximately $23.7 million and negative cash flows from operations of approximately $15.3 million. Since inception, the Company has met its cash needs through proceeds from issuing convertible notes, warrants and sales of its common stock.

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

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Combination

The Company accounts for business combinations in accordance with the FASB’s Accounting Standard Codification (“ASC”) 805, Business Combinations. Accordingly, identifiable tangible and intangible assets acquired, and liabilities assumed are recorded at their estimated fair values, the excess of the purchase consideration over the fair values of net assets acquired is recorded as goodwill, and transaction costs are expensed as incurred. The Company includes the results of operations of the businesses that are acquired as of the acquisition date.

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

Goodwill

Goodwill is recognized and initially measured as any excess of the acquisition-date consideration transferred in a business combination over the acquisition-date amounts recognized for the net identifiable assets acquired. Goodwill is not amortized but is tested for impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not result in an impairment of goodwill. The Company operates in one reportable segment and reporting unit; therefore, goodwill is tested for impairment at the consolidated level. First, the Company assesses qualitative factors to determine whether or not it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company conducts a quantitative goodwill impairment test comparing the fair value of the applicable reporting unit with its carrying value. If the carrying amount of the reporting unit exceeds the fair value of the reporting unit, the Company recognizes an impairment loss in the condensed consolidated statement of operations for the amount by which the carrying amount exceeds the fair value of the reporting unit. The Company performs its annual goodwill impairment test at December 31, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying value. There was no goodwill impairment for the nine months ended September 30, 2023 and 2022.

MARPAI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets

Intangible assets consist of customer relationships, non-compete agreements, and amounts attributed to patent and patent applications that were acquired through an acquisition and are amortized on a straight-line basis over useful lives ranging from five to ten years. The Company’s intangible assets are reviewed for impairment when events or circumstances indicate their carrying amounts may not be recoverable. The Company reviews the recoverability of its intangible assets by comparing the carrying value of such assets to the related undiscounted value of the projected cash flows associated with the assets, or asset group. If the carrying value is found to be greater, the Company records an impairment loss for the excess of book value over fair value. No impairment of the Company’s intangible assets was recorded for the nine months ended September 30, 2023 and 2022.

During the three and nine months ended September 30, 2023, the Company identified triggering events that may indicate the carrying amount of goodwill and intangible assets are not recoverable. The triggering events identified included the decline in the Company’s stock price and the Company’s shortening cash reach. As a result of identifying these potential indicators of impairment, the Company performed a quantitative goodwill impairment analysis for the three months ended September 30, 2023, and the analysis determined that the fair value of the Company’s reporting unit exceeded its carrying value, so no goodwill impairment loss was recorded. During the three and nine months ended September 30, 2023, the Company also determined that its intangible assets were not impaired. The continuation of operating losses, negative cash flows from operations, negative working capital, and decreases in the Company’s market capitalization could result in impairment to goodwill and/or intangible assets that could be material to the consolidated financial statements in future periods. The Company will continue to monitor these events and circumstances each reporting period and perform the required quantitative impairment tests, as applicable.

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

The Company also provides certain performance guarantees under their contracts with customers. Customers may be entitled to receive compensation if the Company fails to meet the guarantees. Actual performance is compared to the contractual guarantee for each measure throughout the period. The Company had performance guarantee liabilities of $163,093, which is included in accrued expenses on the accompanying condensed consolidated balance sheet as of September 30, 2023.

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

MARPAI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of outstanding shares of common stock for the period, considering the effect of participating securities. Diluted earnings (loss) per share is calculated by dividing net earnings (loss) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. During the periods when they are anti-dilutive, shares of common stock equivalents, if any, are not considered in the computation. At September 30, 2023 and 2022, there were 1,123,173 and 994,999 common stock equivalents, respectively. For the nine months ended September 30, 2023 and 2022, these potential shares were excluded from the shares used to calculate diluted net loss per share as their effect would have been antidilutive.

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

MARPAI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Adoption of the ASU should be applied prospectively. Early adoption is also permitted, including adoption in an interim period. The Company is currently evaluating the impact of this accounting standard update on its condensed consolidated financial statements.

NOTE 5 – ACQUISITION

On November 1, 2022, the Company consummated the acquisition of Maestro. Pursuant to the terms of the Purchase Agreement (“Maestro Agreement”), Marpai agreed to acquire all of the membership interests (the “Units”) of Maestro. In consideration for Marpai’s acquisition of the Units, Marpai agreed to pay the seller (the “Seller”) an aggregate purchase price (the “Purchase Price”) of $19,900,000 determined on the closing date (the “Base Purchase Price”), which shall be payable on or before April 1, 2024 (the “Payment Date”), and shall accrue interest until such time that is paid, such that on the Payment Date the Purchase Price, plus all accrued and unpaid interest, shall equal $22,100,000 (the “Adjusted Purchase Price”).

Any unpaid portion of the Purchase Price shall accrue interest at ten percent (10%) per annum, compounding annually, calculated on the basis of a 365-day year for the actual number of days elapsed (the “Specified Rate”), and shall be repaid as promptly as practicable to the Seller. In addition, in the event Marpai or its subsidiaries receive proceeds from the sale of any securities in a private placement or public offering of securities (each an “Offering”), then Marpai shall pay to the Seller an amount equal to thirty-five percent (35%) of the net proceeds of the Offering no later than sixty (60) days after the closing of Offering until such time as the Purchase Price has been paid in full.

Notwithstanding the foregoing, Marpai shall be required to make cumulative payments, representing the Adjusted Purchase Price and any additional interest that will accrue on the Adjusted Purchase Price after the Payment Date, as follows: (i) $5,000,000 to be paid by December 31, 2024, (ii) $11,000,000 of cumulative payments to be paid by December 31, 2025, and (iii) $19,000,000 of cumulative payments to be paid by December 31, 2026 and (iv) $28,000,000 of cumulative payments to be paid by December 31, 2027.

On April 19, 2023, the Company closed a public offering of 1,850,000 shares of common stock at a public offering price of $4.00 per share, for gross proceeds of $7.4 million. After deducting underwriters' discounts and offering expenses, the net proceeds from the public offering were approximately $6.4 million. In accordance with the terms of the Maestro share purchase agreement, $2,294,751 or 35% of the net proceeds from the offering were expected to be used to pay down the debt to the Seller. Based on an agreement reached with the Seller on July 18, 2023, 50% of the amount due or $1,147,376 was paid to the Seller on July 19, 2023 and the balance will be paid no later than September 18, 2023. On September 18, 2023, Marpai paid the Seller $200,000 and the parties agreed that the balance of $947,376 will be paid at the earlier of (i) October 18, 2023, and (ii) within 48 hours of the closing of certain funding initiatives that Marpai was engaged in. On October 24 2023, the Seller agreed to extend the due date of such payment from October 18, 2023 to November 15, 2023.

As of September 30, 2023, the outstanding principal balance is $19,900,000 and the accrued interest on the principal is $115,765 for a total of $20,015,765 of which $947,376 is in other short-term liabilities and $19,068,389 is other long-term liabilities.

The following table represents the allocation of the purchase consideration among Maestro’s assets acquired and liabilities assumed at their acquisition-date fair values:

MARPAI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2022	Adjustment	September 30, 2023
Purchase Price
Purchase Price	$19,900,000		$19,900,000

Purchase Price Allocation
Cash	$17,081,602		$17,081,602
Restricted cash	16,306,547		16,306,547
Accounts receivable	321,198		321,198
Unbilled receivable	646,189		646,189
Prepaid expenses and other current assets	1,751,371		1,751,371
Property and equipment	921,680	(159,920)	761,760
Operating lease - right of use assets	2,555,375		2,555,375
Goodwill	3,454,143	198,140	3,652,283
Trademarks	800,000		800,000
Customer relationships	840,000		840,000
Security deposits	1,240,889		1,240,889
Account payable	(150,328)		(150,328)
Accrued expenses	(4,554,280)	(38,220)	(4,592,500)
Accrued fiduciary obligations	(16,306,547)		(16,306,547)
Operating lease liabilities	(4,816,490)		(4,816,490)
Deferred revenue	(191,349)		(191,349)
Total fair value of net assets acquired and liabilities assumed	$19,900,000	$—	$19,900,000

The Company recorded a measurement period adjustment to goodwill for the nine months ended September 30, 2023 for property and equipment of $159,920, that was subsequently identified as not received during the acquisition, and accrued expenses of $38,220, relating to pre-acquisition liabilities.

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

The following unaudited pro forma summary presents consolidated information of the Company as if the business combination had occurred on January 1, 2022:

	Three Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2022
	(pro forma)	(pro forma)
Revenue	$9,687,891	$31,621,036
Net loss	(9,049,986)	(29,744,227)

The unaudited pro forma financial information includes adjustments that are directly attributable to the business combination and are factually supportable. The pro forma adjustments include incremental amortization expense of $82,000 related to intangible and tangible assets acquired.

MARPAI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following at:

	September 30, 2023	December 31, 2022
Equipment	$49,905	$402,675
Furniture and fixtures	753,133	1,007,699
Leasehold improvements	—	745,453
Total cost	803,038	2,155,827
Accumulated depreciation	(140,830)	(649,745)
Property and equipment, net	$662,208	$1,506,082

Depreciation expense was $306,852 and $164,800 for the nine months ended September 30, 2023 and 2022, respectively. Depreciation expense was $38,350 and $82,066 for the three months ended September 30, 2023 and 2022, respectively.

NOTE 7 – CAPITALIZED SOFTWARE

Capitalized software consists of the following at:

	September 30, 2023	December 31, 2022
Capitalized software	$5,656,885	$8,094,385
Accumulated amortization	(2,913,938)	(3,505,679)
Capitalized software, net	$2,742,947	$4,588,706

Amortization expense was $1,845,759 and $1,703,699 for the nine months ended September 30, 2023 and 2022, respectively. Amortization expense was $615,253 and $568,195 for the three months ended September 30, 2023 and 2022, respectively.

NOTE 8 – GOODWILL AND INTANGIBLE ASSETS

Goodwill consists of the following:

Amount
Balance as of December 31, 2022	$5,837,060
Measurement period adjustment to goodwill (Note 5)	198,140
Balance as of September 30, 2023	$6,035,200

MARPAI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Intangible assets consist of the following:

	September 30, 2023
	Useful	Gross Carrying	Accumulated	Net Carrying
	Life	Amount	Amortization	Amount
Trademarks	5-10 Years	$2,320,000	$(526,674)	$1,793,326
Noncompete agreements	5 Years	990,000	(495,000)	495,000
Customer relationships	5-7 Years	3,760,000	(1,196,858)	2,563,142
Patents and patent applications	(*)	650,450	-	650,450
		$7,720,450	$(2,218,532)	$5,501,918

	December 31, 2022
Trademarks	5-10 Years	$2,320,000	$(292,671)	$2,027,329
Noncompete agreements	5 Years	990,000	(346,500)	643,500
Customer relationships	5-7 Years	3,760,000	(758,000)	3,002,000
Patents and patent applications	(*)	650,450	—	650,450
		$7,720,450	$(1,397,171)	$6,323,279

(*)
Patents have yet to be approved by the United States Patent and Trademark Office. Useful life is determined upon placement into service after approval.

Amortization expense was $821,361 and $575,357 for the nine months ended September 30, 2023 and 2022, respectively. Amortization expense was $273,787 and $191,786 for the three months ended September 30, 2023 and 2022, respectively.

NOTE 9 – LOSS AND LOSS ADJUSTMENT EXPENSES

The following tables shows changes in aggregate reserves for the Company's loss and loss adjustment expenses:

	September 30, 2023	September 30, 2022
Net reserves at January 1,	$—	$—
Incurred loss and loss adjustment expenses
Provisions for insured events of the current year	205,238	—
Change in provision for insured events of prior year	—	—
Total incurred loss and loss adjustment expense	205,238	—
Payments
Loss and loss adjustment expenses attributable to insured events of the current year	4,268	—
Loss and loss adjustment expenses attributable to insured events of the prior year	—	—
Total payments	4,268	—
Net reserves at September 30,	$200,970	$—

MARPAI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	September 30, 2023	September 30, 2022
Net reserves at July 1,	$143,147	$—
Incurred loss and loss adjustment expenses
Provisions for insured events of the current year	57,823	—
Change in provision for insured events of prior year	—	—
Total incurred loss and loss adjustment expense	57,823	—
Payments
Loss and loss adjustment expenses attributable to insured events of the current year	—	—
Loss and loss adjustment expenses attributable to insured events of the prior year	—	—
Total payments	—	—
Net reserves at September 30,	$200,970	$—

For the three and nine month periods ended September 30, 2023, initial reserves were established for the start of the Company's captive operations.

NOTE 10 – REVENUE

Disaggregation of Revenue

The following tables illustrates the disaggregation of revenue by similar products:

For the three months period

	September 30, 2023	September 30, 2022
TPA services	$8,638,615	$4,938,105
Captive insurance	90,537	—
Total	$8,729,152	$4,938,105

For the nine months period

	September 30, 2023	September 30, 2022
TPA services	$28,212,995	$16,713,420
Captive insurance	235,181	—
Total	$28,448,176	$16,713,420

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

On May 31, 2023, the shareholders of the Company approved the Company’s Board of Directors proposal to increase the Company’s Plan by an additional 500,000 shares, thus bringing the total number of stock options, RSUs and RSAs that may be issued pursuant to the Plan to 2,450,855.

MARPAI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Under the term of the Plan, on the grant date, the Board of Directors determines the vesting schedule of each stock option and RSUs on an individual basis. All stock options expire ten (10) years from the date of the grant. Vested options expire 90 days after the termination of employment of the grantee.

Stock Options

The fair value of options and share awards granted under the Plan during the nine months ended September 30, 2023 was estimated at the date of grant using the Black-Scholes option pricing model and the following assumptions for grants:

	August 2023	January 2023
Risk-free interest rates	4.44%	3.43%
Expected life	5 years	5 years
Expected volatility	136.99%	41.00%
Expected dividend yield	0.00%	0.00%

The following table summarizes the stock option activity:

			Weighted Average	Aggregate
	Number of	Weighted Average	Remaining	Intrinsic
	Options	Exercise Price	Contractual Term	Value
Balance at January 1, 2023	931,934	$5.88	8.91	$203,295
Granted	717,250	2.56
Forfeited/Cancelled	(207,048)	6.13
Exercised	(49,522)	0.008
Balance at September 30, 2023	1,392,614	4.33	8.99	$1,909
Exercisable at September 30, 2023	617,066	$5.50	8.61	$1,909

The following table summarizes the Company’s non-vested stock options:

		Weighted-Average
	Non-vested Options	Grant Date Fair
	Outstanding	Value
At January 1, 2023	507,664	$2.64
Options granted	717,250	1.50
Options forfeited/cancelled	(155,306)	2.39
Options exercised	(9,554)	5.42
Options vested	(284,506)	1.85
At September 30, 2023	775,548	$1.71

For the nine months ended September 30, 2023 and 2022, the Company recognized $641,628 and $655,973 of stock compensation expense relating to stock options, respectively. For the three months ended September 30, 2023 and 2022, the Company recognized $253,392 and $172,799 of stock compensation expense relating to stock options, respectively. As of September 30, 2023, there was $1,323,313 of unrecognized stock compensation expense related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately 2.9 years.

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

MARPAI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the restricted stock awards activity:

		Weighted-Average
		Grant Date Fair
	Outstanding	Value
Outstanding at January 1, 2023	55,735	$5.92
Granted	—	—
Forfeited/cancelled	—	—
Vested	(54,517)	5.85
Outstanding at September 30, 2023	1,218	$8.53

For the nine months ended September 30, 2023 and 2022, the Company recognized $288,183 and $749,086 of stock compensation expense relating to RSAs, respectively. For the three months ended September 30, 2023 and 2022, the Company recognized $46,401 and $120,891 of stock compensation expense relating to RSAs, respectively. As of September 30, 2023, there was $24,447 of unrecognized compensation expense related to unvested restricted share awards that is expected to be recognized over a weighted-average period of approximately 3 months.

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

On August 2, 2023, the Company issued 28,090 fully vested RSUs to an officer.

On August 16, 2023, the Company issued 400,000 fully vested on September 7, 2023 RSUs to an advisor, the Company also agreed to guarantee the minimum value of the RSUs on their vesting dates. The Company accrued $548,450 in accounts payable in the condensed consolidated balance sheet, reflecting this minimum value obligation as of September 30, 2023, to be paid over three installments.

The following table summarizes the restricted stock units activity:

		Weighted-Average
	Non-vested Options	Grant Date Fair
	Outstanding	Value
Outstanding at January 1, 2023	72,957	$4.44
Granted	580,227	1.58
Forfeited/cancelled	(127,605)	3.25
Vested	(525,579)	1.57
Outstanding at September 30, 2023	—	$—

For the nine months ended September 30, 2023 and 2022, the Company recognized $782,175 and $777,637 of stock compensation expense relating to RSUs, respectively. For the three months ended September 30, 2023 and 2022, the Company recognized $421,819 and $337,351 of stock compensation expense relating to RSUs, respectively. As of September 30, 2023, there was no unrecognized compensation expense remaining related to unvested restricted share units .

NOTE 12 – WARRANTS

Upon closing of the Company's public offering (Note 16), the Company issued to the underwriter, warrants to purchase 92,500 shares of common stock (the “Underwriter’s Warrants”). The Underwriter’s Warrants are exercisable at a per share exercise price equal to

MARPAI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

125% of the public offering price per share in the offering, which was determined to be $5.00. The Underwriter’s Warrants are exercisable at any time, in whole or in part, from October 19, 2023 through April 19, 2028.

The table below summarizes the Company’s warrant activities:

	Number of
	Warrants to	Exercise Price	Weighted
	Purchase Common	Range Per	Average
	Shares	Share	Exercise Price
Balance at January 1, 2023	412,218	$5.72 to 31.60	$23.68
Granted	92,500	5.00	5.00
Forfeited	—	—	—
Exercised	—	—	—
Balance at September 30, 2023	504,718	$5.00 to 31.60	$20.25

Balance at January 1, 2022	412,218	$5.72 to 31.60	$23.68
Granted	—	—	—
Forfeited	—	—	—
Exercised	—	—	—
Balance at September 30, 2022	412,218	$5.72 to 31.60	$23.68

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

Long-lived assets including goodwill, intangible assets, capitalized software, property and equipment and operating lease right-of-use, by geographic region, are as follows at:

	September 30, 2023	December 31, 2022
United States	$15,661,857	$17,993,006
Israel	1,800,869	4,103,931
Total long-lived assets	$17,462,726	$22,096,937

NOTE 14 – RELATED PARTY TRANSACTIONS

The Company receives consulting services and marketing services from various shareholders and directors. The total cost of these consulting services for the three months ended September 30, 2023 and 2022 was approximately $0 and $44,000, respectively. The total cost of these consulting services for the nine months ended September 30, 2023 and 2022 was approximately $95,000 and $158,000, respectively. The total cost of marketing services for the three months ended September 30, 2023 and 2022 was approximately $0 and $0, respectively. The total cost of marketing services for the nine months ended September 30, 2023 and 2022 was approximately $0 and $565,000, respectively. No amounts due to these certain shareholders were included in accounts payable of September 30, 2023 and December 31, 2022.

On December 30, 2020, the Company received an advance from a certain investor for reimbursement of certain expenses. This is recorded as due to related party on the accompanying condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022 in the amount of $0 and $3,201, respectively.

MARPAI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – ACCRUED EXPENSES

Accrued expenses consisted of the following:

	September 30, 2023	December 31, 2022

Employee compensation	$1,597,212	$1,433,327
Accrued bonuses	1,696,875	1,712,009
Performance guarantee liabilities	163,093	244,029
Other accrued expenses and liabilities	1,202,227	1,885,351
Accrued expenses	$4,659,407	$5,274,716

NOTE 16 – STOCKHOLDERS’ (DEFICIT) EQUITY

On April 19, 2023, the Company closed its public offering of 1,850,000 shares of common stock at a public offering price of $4.00 per share, for gross proceeds of $7.4 million. After deducting underwriters' discounts and offering expenses, the net proceeds from the public offering were approximately $6.4 million. In accordance with the terms of the Maestro share purchase agreement (Note 5), $2,294,751 or 35% of the net proceeds from the offering were expected to be used to pay down the debt to the Seller. Based on an agreement reached with the Seller on July 18, 2023, 50% of the amount due or $1,147,376 was paid to the Seller on July 19, 2023 and the balance will be paid no later than September 18, 2023. On September 18, 2023 Marpai paid the Seller $200,000 and the parties agreed that the balance of $947,376 will be paid at the earlier of (i) October 18, 2023, and (ii) within 48 hours of the closing of certain funding initiatives that Marpai was engaged in. On October 24 2023, the Seller agreed to change the aforementioned October 18, 2023 date to November 15, 2023.

During the nine months ended September 30, 2023, the Company issued 25,000 shares of common stock to a vendor in consideration for services.

NOTE 17 – INCOME TAXES

The effective tax rate was 0% for the nine months ended September 30, 2023 and 2022. The effective tax rate differs from the federal tax rate of 21% for the nine months ended September 30, 2023 and 2022 due primarily to the full valuation allowance on deferred tax assets, and other discrete items.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF MARPAI, INC.

As used in this report, the terms “we”, “us”, “our”, the “Company”, and “Marpai” mean Marpai, Inc., and our wholly owned subsidiaries, Marpai Captive, Marpai Administrators, Maestro Health, and Marpai Health and its wholly owned Israeli subsidiary EYME Technologies, Ltd. (“EYME”), unless otherwise indicated or required by the context.

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

Nasdaq Deficiency Letters

On May 31, 2023, we received a notification letter (the “Notice”) from The Nasdaq Capital Market LLC (“Nasdaq”) advising us that for the last 30 consecutive business days preceding the date of the Notice, our Market Value of Listed Securities (“MVLS”) has been below the minimum of $35,000,000 required for continued listing on Nasdaq pursuant to Nasdaq Listing Rule 5550(b)(2) (the “MVLS Requirement”). In accordance with Nasdaq Listing Rule 5810(c)(3)(C), we have 180 calendar days, or until November 27, 2023, to regain compliance with the MVLS Requirement (the “Compliance Period”). Our securities will continue to trade on Nasdaq during the Compliance Period. To regain compliance, our securities must trade at or above a level such that the Company’s MVLS closes at or above $35,000,000 for a minimum of ten consecutive business days during the Compliance Period, or we must meet another listing standard as required under Nasdaq rules. If we do not regain compliance by November 27, 2023 (or the second compliance period, if applicable), then Nasdaq staff will provide written notice to us that our securities are subject to delisting. At that time, we may appeal the delisting determination to a Hearings Panel. We intend to monitor its MVLS and may, if appropriate, consider implementing available options to regain compliance with the MVLS Requirement.

On October 6, 2023, we received a notification letter from Nasdaq indicating that we did not satisfy the requirement for continued listing on the Nasdaq Capital Market under the Bid Price Requirement. We became deficient with Rule 5550(a)(2) as of October 6, 2023, as the closing bid price of our common stock was less than $1.00 per share for 30 consecutive business days prior to the date of the notice.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have 180 days, or until April 3, 2024, to comply with the Bid Price Requirement by maintaining a closing bid price of at least $1.00 per share for at least 10 consecutive business days during this 180 day period. In the event that we do not regain compliance within this 180 day period, we may be eligible to seek an additional compliance period of 180 calendar days if we meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the bid price requirement, and provide written notice to Nasdaq of our intent to cure the deficiency during this second compliance period, by effecting a reverse stock split, if necessary.

We intend to monitor the closing bid price of our common stock and consider our available options in the event that the closing bid price of our common stock remains below $1.00 per share. There can be no assurance that we will be able to regain compliance with the minimum bid price requirement or maintain compliance with the other listing requirements.

Overview

We were formed as a Delaware corporation on January 22, 2021, with the intention to facilitate an initial public offering and other related transactions in order to carry on the business of two healthcare entities, Marpai Health and Marpai Administrators. We acquired Maestro on November 1, 2022 to increase the capacity to service the heath industry. Marpai Inc.’s mission is to positively change healthcare for the benefit of (i) our clients who are self-insured employers that pay for their employees’ healthcare benefits and engage the Company to administer the latter’s healthcare claims, to whom the Company refers as “Clients”; (ii) employees who receive these healthcare benefits from its clients, to whom we refer as “Members”, and (iii) healthcare providers including doctors, doctor groups, hospitals, clinics, and any other entities providing healthcare services or products to whom we refer as “Providers”. Our mission is to positively change healthcare for the benefit of Clients, Members and Providers.

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

Representation in the Financial Statements of Marpai, Inc.

The unaudited condensed consolidated financial statements of Marpai, Inc and the discussion of the results of its operations in this quarterly report, reflect the results of the operations of Marpai Health (and its subsidiary EYME) for all periods presented, the results of Maestro since its acquisition on November 1, 2022 and the results of Marpai Captive since January 1, 2023. The results for the three months and nine months ended September 30, 2023, as applicable, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

We also continue to monitor the effects of the global macroeconomic environment, including increasing inflationary pressures, supply chain disruptions, social and political issues, regulatory matters, geopolitical tensions, and global security issues. We are also mindful of inflationary pressures on our cost base and are monitoring the impact on customer preferences.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2023 and 2022

The following tables set forth our consolidated results of operations for the periods indicated.

	Three Months Ended September 30,
	2023	2022	Change	%

Revenue	$8,729,152	$4,938,105	$3,791,047	76.8%
Costs and expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below)	5,691,278	3,625,415	2,065,863	57.0%
General and administrative	4,986,185	2,717,905	2,268,280	83.5%
Sales and marketing	1,842,018	1,053,814	788,204	74.8%
Information technology	1,269,088	1,538,136	(269,048)	(17.5)%
Research and development	267,269	781,750	(514,481)	(65.8)%
Depreciation and amortization	927,390	842,047	85,343	10.1%
Loss on disposal of assets	6,604	—	6,604	—
Facilities	767,603	193,494	574,109	296.7%
Total costs and expenses	15,757,435	10,752,561	(5,004,874)	(46.5)%
Operating loss	(7,028,283)	(5,814,456)	1,213,827	(20.9)%
Other income and (expenses)
Other income (expense), net	130,453	56,274	74,179	131.8%
Interest expense	(383,756)	(2,908)	(380,848)	13,096.6%
Foreign exchange gain (loss)	(13,794)	(18,770)	4,976	(26.5)%
Total other income (expense)	(267,097)	34,596	301,693	872.0%
Loss before income taxes	(7,295,380)	(5,779,860)	1,515,520	(26.2)%
Income tax expense	—	—	—	—
Net loss	(7,295,380)	(5,779,860)	1,515,520	(26.2)%
Net loss per share, basic and fully diluted	(0.98)	(1.14)	(0.16)	14.2%

	Nine Months Ended September 30,
	2023	2022	Change	%

Revenue	$28,448,176	$16,713,420	$11,734,756	70.2%
Costs and expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below)	18,529,768	12,323,770	6,205,998	50.4%
General and administrative	15,937,675	7,940,014	7,997,661	100.7%
Sales and marketing	5,494,446	4,829,718	664,728	13.8%
Information technology	4,775,340	3,862,142	913,198	23.6%
Research and development	1,290,910	2,684,014	(1,393,104)	(51.9)%
Depreciation and amortization	2,973,972	2,443,856	530,116	21.69%
Loss on disposal of assets	350,192	60,471	289,721	479.1%
Facilities	1,917,628	586,430	1,331,198	227.0%
Total costs and expenses	51,269,931	34,730,415	(16,539,516)	(47.6)%
Operating loss	(22,821,755)	(18,016,995)	4,804,760	(26.7)%
Other income and (expenses)
Other income, net	231,357	95,565	135,792	142.1%
Interest expense, net	(1,102,045)	(7,415)	(1,094,630)	14762.4%
Foreign exchange (loss) gain	(32,407)	(5,461)	(26,946)	493.4%
Total other (expense) income	(903,095)	82,689	(985,784)	(1192.2)%
Loss before income taxes	(23,724,850)	(17,934,306)	(5,790,544)	32.3%
Income tax expense	—	—	—	—
Net loss	(23,724,850)	(17,934,306)	(5,790,544)	32.3%
Net loss per share, basic and fully diluted	(3.62)	(3.58)	(0.04)	1.0%

Comparison of the Three and Nine Months Ended September 30, 2023 and 2022

Revenues and Cost of Revenue

During the three months ended September 30, 2023 and 2022, our total revenue was $8,729,152 and $4,938,105, respectively, representing an increase in revenue of $3,791,047. The main reason for the increase in revenues was due to the revenue generated by Maestro amounting to $4,446,257 (which were not included in the operating results of the Company prior to its acquisition on November 1, 2022), and new services offered to existing clients, amounting to $149,365, partially offset by a decline of $958,672 in revenue due to the termination by the Company, effective September 2022, of a contract with a client that failed to meet its contractual obligations.

During the nine months ended September 30, 2023 and 2022, our total revenue was $28,448,176 and $16,713,420, respectively, representing an increase in revenue of $11,734,756. The main reason for the increase in revenues was due to the revenue generated by Maestro amounting to $15,157,941 (which were not included in the operating results of the Company prior to its acquisition on November 1, 2022), and new services offered to existing clients amounting to $149,365, partially offset by a decline of $3,738,447 in revenue due to the termination by the Company, effective September 2022, of a contract with a client that failed to meet its contractual obligations.

Total revenues consist of fees that we charge our customers in consideration for administering their self-insured healthcare plans as well as fees that we receive for ancillary services such as care management, case management, cost containment services, and other services provided to our customers by us or other vendors.

During the three months ended September 30, 2023 and 2022, our cost of revenue exclusive of depreciation and amortization was $5,691,278 and $3,625,415, respectively, representing an increase of $2,065,863. The main reason for the increase in the cost of revenue was due to the cost of revenue generated by Maestro amounting to $2,437,535(which were not included in the operating results of the Company prior to its acquisition on November 1, 2022), and increased computer and telephone costs of $268,416 due to vendor alignment between Maestro and Marpai, partially offset by the reduction in the cost of revenues amounting to $696,006 relating to the termination of the customer contract described above.

During the nine months ended September 30, 2023 and 2022, our cost of revenue exclusive of depreciation and amortization was $18,529,768 and $12,323,770, respectively, representing an increase of $6,205,998. The main reason for the increase in the cost of revenue was due to the cost of revenue generated by Maestro amounting to $7,976,153 (which were not included in the operating results of the Company prior to its acquisition on November 1, 2022), increased computer and telephone costs of $857,297 due to vendor alignment between Maestro and Marpai, partially offset by the reduction in the cost of revenues amounting to $2,841,477 relating to the termination of the customer contract described above.

Total cost of revenues consists of (i) service fees, which primarily include vendor fees associated with the client’s benefit program selections, (ii) the direct labor cost associated with claim management and processing services, and (iii) direct labor costs associated with providing customer support and services to the clients, members, and other external stakeholders.

Research and Development Expenses

We incurred $267,269 of research and development expenses for the three months ended September 30, 2023 compared to $781,750 for the three months ended September 30, 2022, a decrease of $514,481. The decrease is attributable to (i) decreased expenditures in EYME amounting to approximately $423,168, associated primarily with a lower number of research and development employees in the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, (ii) a decrease in employee stock based compensation of $47,598, and (iii) in 2022, the President of Production and Development’s time was split and allocated with $138,911 being included in research and development expenses, but no allocation was made for research and development in 2023 due to change in the President of Production and Development’s job responsibilities.

We incurred $1,290,910 of research and development expenses for the nine months ended September 30, 2023 compared to $2,684,014 for the nine months ended September 30, 2022, a decrease of $1,393,104. The decrease is attributable to (i) decreased expenditures in EYME amounting to approximately $675,030, associated primarily with a lower number of research and development employees in the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, (ii) a decrease in employee stock based compensation of $268,950, and (iii) in 2022, the President of Production and Development’s time was split and allocated with

$449,124 being included in research and development expenses, but no allocation was made for research and development in 2023 due to change in the President of Production and Development’s job responsibilities.

General and Administrative Expenses

We incurred $4,986,185 of general and administrative expenses for the three months ended September 30, 2023 compared to $2,717,905 for the three months ended September 30, 2022, an increase of $2,268,280. The reason for the increase is due to (i) general and administrative expenses generated by Maestro amounting to $1,651,433 (which were not included in the operating results of the Company prior to its acquisition on November 1, 2022), (ii) an increase in legal and professional fees expenses of $95,446 due to exploration of equity issuance and capital raising initiatives and additional audit services, and (iii) an increase in Marpai Administrators’ employee cost of approximately $450,000 severance and expanded leadership.

We incurred $15,937,675 of general and administrative expenses for the nine months ended September 30, 2023 compared to $7,940,014 for the nine months ended September 30, 2022, an increase of $7,997,661. The reason for the increase is due to (i) general and administrative expenses generated by Maestro amounting to $6,240,737 (which were not included in the operating results of the Company prior to its acquisition on November 1, 2022), (ii) an increase in legal and professional fees expenses of $358,713 due to exploration of equity issuance and capital raising initiatives and additional audit services, and (iii) an increase in Marpai Administrators’ employee cost of approximately $1,550,000 severance and expanded leadership.

Sales and Marketing Expenses

We incurred $1,842,018 of sales and marketing expenses for the three months ended September 30, 2023 compared to $1,053,814 for the three months ended September 30, 2022, an increase of $788,204. This increase was primarily due to (i) sales and marketing expenses generated by Maestro amounting to $116,990 (which were not included in the operating results of the Company prior to its acquisition on November 1, 2022), (ii) increased expenditures amounting to approximately $338,000, associated with severance expenses and increased employee cost, and (iii) an increase in consulting and contract employee expenses amounting to $438,013, all partially offset by reduction in outside marketing cost of $244,520.

We incurred $5,494,446 of sales and marketing expenses for the nine months ended September 30, 2023 compared to $4,829,718 for the nine months ended September 30, 2022, an increase of $664,728. This increase was primarily due to (i) sales and marketing expenses generated by Maestro amounting to $968,563 (which were not included in the operating results of the Company prior to its acquisition on November 1, 2022), (ii) increased expenditures amounting to approximately $456,000, associated with severance expenses and increased employee cost, (iii) an increase in consulting and contract employee expenses amounting to $606,638, and (iv) increased stock compensation of $373,676, all partially offset by reduction in outside marketing cost of $244,520.

Information Technology Expenses

We incurred $1,269,088 of information technology expenses for the three months ended September 30, 2023 compared to $1,538,136 for the three months ended September 30, 2022, a decrease of $269,048. This decrease was primarily due to information technology expenses generated by Maestro amounting to $474,365 (which were not included in the operating results of the Company prior to its acquisition on November 1, 2022), offset by employee reassignment due to department reorganization of approximately $530,000, and (ii) the allocation in 2022 of the President of Production and Development’s time of $138,911 being included in information technology expenses but no allocation was made to information technology in 2023.

We incurred $4,775,340 of information technology expenses for the nine months ended September 30, 2023 compared to $3,862,142 for the nine months ended September 30, 2022, an increase of $913,198. This increase was primarily due to information technology expenses generated by Maestro amounting to $2,157,881 (which were not included in the operating results of the Company prior to its acquisition on November 1, 2022), offset by employee reassignment due to department reorganization of approximately $335,000, (ii) the allocation in 2022 of the President of Production and Development’s time of $449,125 being included in information technology expenses but no allocation was made to information technology in 2023, and (iii) decreased computer and telephone costs of $373,291 due to vendor alignment between Maestro and Marpai.

Depreciation and Amortization

We incurred $927,390 of depreciation and amortization expenses for the three months ended September 30, 2023 compared to $842,047 for the three months ended September 30, 2022, an increase of $85,343. This increase was primarily due to (i) depreciation and amortization expense generated by Maestro amounting to $114,336 (which were not included in the operating results of the Company prior to its acquisition on November 1, 2022), and (ii) partially offset by a reduction by approximately $29,000 in the depreciation of assets that were disposed of during the current year.

We incurred $2,973,972 of depreciation and amortization expenses for the nine months ended September 30, 2023 compared to $2,443,856 for the nine months ended September 30, 2022, an increase of $530,116 . This increase was primarily due to (i) depreciation and amortization expense generated by Maestro amounting to $526,454 (which were not included in the operating results of the Company prior to its acquisition on November 1, 2022).

Loss on Disposal of Assets

We incurred $6,604 of loss on disposal of assets for the three months ended September 30, 2023 compared to $0 for the three months ended September 30, 2022, an increase of $6,604. This increase was primarily due to disposal of furniture assets that were no longer needed as the lease terms ended.

We incurred $350,192 of loss on disposal of assets for the nine months ended September 30, 2023 compared to $60,471 for the nine months ended September 30, 2022, an increase of $289,721. This increase was primarily due to disposal of furniture and leasehold improvement assets that were no longer needed as the lease terms ended.

Interest Expense, net

We incurred $383,756 of interest expense for the three months ended September 30, 2023 compared to $2,908 for the three months ended September 30, 2022, an increase of $380,848. Interest expense increased primarily due to the interest accrued on outstanding debt relating to the acquisition of Maestro which closed on November 1, 2022.

We incurred $1,102,045 of interest expense for the nine months ended September 30, 2023 compared to $7,415 for the nine months ended September 30, 2022, an increase of $1,094,630. Interest expense increased primarily due to the interest accrued on outstanding debt relating to the acquisition of Maestro which closed on November 1, 2022.

Liquidity and Capital Resources

As of September 30, 2023, the Company had an accumulated deficit of approximately $71.7 million, unrestricted cash and cash equivalents of approximately $3.0 million and negative working capital of approximately $3.6 million. For the nine months ended September 30, 2023, the Company recognized a net loss of approximately $23.7 million and negative cash flows from operations of approximately $15.3 million.

The Company has spent most of its cash resources on funding its operating activities. Through September 30, 2023, the Company has financed its operations primarily with the proceeds from the issuance of convertible promissory notes and warrants as well as sales of its equity securities.

On April 19, 2023, we closed a public offering of 1,850,000 shares of common stock at a public offering price of $4.00 per share, for gross proceeds of $7.4 million. After deducting underwriters' discounts and offering expenses, the net proceeds from the public offering were approximately $6.4 million. In accordance with the terms of the Maestro share purchase agreement, $2,294,751 or 35% of the net proceeds from the offering were expected to be used to pay down the debt to the Seller. Based on an agreement reached with the
Seller on July 18, 2023, 50% of the amount due or $1,147,376 was paid to the Seller on July 19, $200,000 was paid to the Seller on September 18, 2023, and the balance will be paid no later than November 15, 2023.

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

Cash Flows

The following tables summarizes selected information about our sources and uses of cash and cash equivalents for the nine months ended September 30, 2023 and 2022:

Comparison of the Nine Months Ended September 30, 2023 and 2022

	Nine Months Ended September 30,
	2023	2022
Net cash used in operating activities	$(15,324,191)	$(15,339,217)
Net cash provided by (used in) investing activities	26,914	(880,032)
Net cash provided by financing activities	6,432,025	—
Net decrease in cash and cash equivalents and restricted cash	$(8,865,252)	$(16,219,249)

Net Cash Used in Operating Activities

Net cash used in operating activities totaled $15,324,191 for the nine months ended September 30, 2023, a decrease of $15,026 as compared to $15,339,217 for the nine months ended September 30, 2022. Net cash used in operating activities was primarily driven by our net loss for the period of $23,724,849 net of (i) non-cash items totaling $7,766,078 and (ii) decrease in net working capital items amounting to $634,580.

Net Cash Provided by (Used in) Investing Activities

A total of $26,914 was provided by investing activities in the nine months ended September 30, 2023, a decrease of $906,946 as compared to $880,032 in cash used in investing activities for the nine months ended September 30, 2022. The primary reason for the decline is the decline in the capitalization of software development costs.

Net Cash Provided by Financing Activities

A total of $6,432,025 was received from financing activities during the nine months ended September 30, 2023, comprising of net proceeds provided from a public offering of common stock of $6,431,612 and $413 provided from the exercising of stock options.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign exchange risk

The cash generated from revenue is denominated in U.S. Dollars. Our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations, which are in the United States and Israel. Our results of current and future operations and cash flows are therefore subject to fluctuations due to changes in the exchange rate of the New Israeli Shekel (NIS). The effect of a hypothetical 10% change in the exchange rate of the NIS versus the U.S. Dollar would not have had a material impact on our historical condensed consolidated financial statements for the nine months ended September 30, 2023. To date we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes or is expected to become more significant.

Interest rate risk

We had cash and cash equivalents balances of $3,018,424 and $13,764,508 on September 30, 2023 and December 31, 2022, respectively. Currently, management does not view this exposure to be a significant risk.

Inflation Risk

Inflation generally affects us by increasing our labor costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the nine months ended September 30, 2023.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial and Accounting Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) as of the end of the fiscal quarter ended September 30, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial and Accounting Officer have concluded that, during the period covered by this Quarterly Report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the third quarter ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 6. Exhibits.

Exhibit No.	Description
10.1+

Separation Agreement, executed by and between Marpai, Inc. and Lutz Finger, dated August 16, 2023 (incorporated by reference to Exhibit 10.1 filed with the Current Report on Form 8-K filed with the SEC on August 17, 2023).

10.2+

Consulting Agreement, executed by and between Marpai, Inc. and Lutz Finger, dated August 16, 2023 (incorporated by reference to Exhibit 10.2 filed with the Current Report on Form 8-K filed with the SEC on August 17, 2023.)

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

MARPAI, INC.

Date: November 13, 2023		/s/ Damien Lamendola
	Name:	Damien Lamendola
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Steve Johnson
	Name:	Steve Johnson
	Title	Chief Financial Officer
(Principal Financial and Accounting Officer)