Form 10-K
period 2023-12-31
Marpai, Inc.
filed 2024-03-26
CIK 1844392

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-40904

MARPAI INC.

(Exact name of registrant as specified in its charter)

Delaware	86-1916231
(State or other jurisdiction of Identification No.)	(I.R.S. Employer incorporation or organization)

615 Channelside Drive, Suite 207

Tampa, Florida 33602

(Address of principal executive offices)	(Zip Code)

(855) 389-7330

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Shares, par value $0.0001	MRAI	The Nasdaq Capital Market LLC

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $5,066,738.

Indicate the number of shares outstanding of each of the registrant’s classes of common shares, as of the latest practicable date.

10,300,548 as of March 26, 2024

DOCUMENTS INCORPORATED BY REFERENCE

None.

Our consolidated financial statements are stated in United States dollars and are prepared in accordance with United States Generally Accepted Accounting Principles, or U.S. GAAP.

In this annual report, unless otherwise specified, all dollar amounts are expressed in U.S. dollars.

As used in this annual report, the terms “we”, “us”, “our”, the “Company”, and “Marpai” mean Marpai, Inc., and our wholly owned subsidiaries, Marpai Captive, Inc. (“Marpai Captive”), Marpai Administrators LLC (formerly known as Continental Benefits, LLC) (“Marpai Administrators”), Marpai Health, Inc. (“Marpai Health”), its wholly owned Israeli subsidiary EYME Technologies, Ltd. (“EYME”), and Maestro Health, LLC (“Maestro Health”), unless otherwise indicated or required by the context.

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

•
our ability to effectively manage our operations and achieve growth;
•
our ability to protect our intellectual property and continue to innovate;
•
our expectations of the financial performance of the Company;
•
our success in retaining or recruiting, or changes required in, our officers, key employees, or directors;
•
the potential insufficiency of our internal controls and procedures to detect errors or acts of fraud;
•
the accuracy of our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•
the success of competing products, services, or technologies that are or may become available;
•
our potential ability to obtain additional financing;
•
outbreaks of pandemics or other significant adverse public health safety events or conditions, acts of terrorism,war or other hostilities, supply chain disruptions, or other manmade or natural disasters beyond our control;
•
compliance with, and changes to federal, state and local laws and regulations, accounting rules, tax laws and similar matters;
•
the impact of healthcare reform legislations;
•
our continued listing on Nasdaq;
•
our public securities’ potential liquidity and trading;
•
our expectations regarding the period during which we qualify as an emerging growth company under the JOBS Act; and
•
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

Part I

ITEM 1. BUSINESS

Our Business

We are a national technology-driven healthcare Third Party Administrator (“TPA”), which uses artificial intelligence (“AI”) and data analytics combined with cost containment programs to help our Clients lower their cost of healthcare by enabling better health outcomes for their employees and families. Our mission is to positively change healthcare for the benefit of (i) our Clients who are self-insured employers that pay for their employees’ healthcare benefits and engage us to administer the Members' healthcare claims, and we refer to them as our “Clients”, (ii) employees and their family members who receive these healthcare benefits from our Clients, and we refer to them as our “Members”, and (iii) healthcare providers including, doctors, doctor groups, hospitals, clinics, and any other entities providing healthcare services or products, and we refer to them as the “Providers.” We provide affordable, intelligent, healthcare programs for self-insured Clients in the U.S.

Market Overview

According to the CMS, in 2022 U.S. healthcare spending reached $5 trillion, creating significant market opportunities for technology and service providers who help manage costs, improve member experience, and provide other solutions to health plans and plan sponsors.

More employers, particularly among the small and mid-sized enterprises ("SME"), are taking advantage of innovative captive and consortium models to move towards self-insuring and gaining greater control over their healthcare spending compared to the fully insured model. Self-insuring enables an employer to capture the margin an insurance company would otherwise take while also enabling significant savings as an employer does a better job managing its member population.

Health plans and employers increasingly looking for technologies and strategies to control costs, including payment integrity, care management, care navigation, reference-based pricing, claims repricing, centers of excellence, specialty/narrow networks, and subrogation.

Point solutions continue to consolidate while TPAs and direct primary care providers have become increasingly strategic relationships for the SME and a natural consolidator of cost containment technologies and services.

Market Opportunities

Since 1999, there has been a nearly 47% increase in employee lives shifting to self-funded plans according to the Kaiser Family Foundation. Marpai is transforming the self-funded employer health plan market through cutting-edge technology and an exclusive Marpai Saves network for enhanced outcomes and reduced cost.

Our goal is to use our Clients’ claim data to identify in advance potential healthcare issues. We provide the tools for our Members, who are mindful and stay out of their way. We support those Members who may need additional support to address health concerns at an earlier stage, allowing for more cost-effective treatment

Our Products and Services

We derive our revenues from three general sources: Health Plan Administration services, Ancillary In-House services, and Third-Party Vendor services.

Health Plan Administration Services

Our core service offering includes handling all aspects of administration related to a healthcare plan. We typically design for our Client a healthcare benefit plan which allows the Client to define the coverage it would like to provide to its employees. We then manage the plan for the Client by providing the following services:

•
Providing Members access to a provider network via relationships with Aetna, Cigna, and regional networks;
•
Answering Members’ calls and requests related to their health plan via phone, email and via our mobile app;
•
High touch services to help Members find providers and care management as well as to answer questions, including claims and benefits;
•
Validating and adjudicating claims from Members, including automated adjudication;
•
Promoting health and use of high-quality medical professionals to the Member population;
•
Paying claims on behalf of our Clients; and

•
Sourcing stop-loss insurance via our underwriters.

We do not bear the financial risk with respect to the cost of the claims for any Client. The risk is borne by the self-insured Clients and insurance companies, if the Client purchased stop-loss insurance policies to protect themselves from having higher than planned healthcare costs. We sell complementary services to our Clients including care management, case management, actuarial services, and bill review services. Our margin on these services varies greatly, but each service makes the overall package for our Clients more complete.

In-House Ancillary Services

Our In-House Ancillary Services are derived from our in-house products related to our role as the administrator of the Clients' health plans but are ancillary to paying claims such as;

Clinical Care Management – a nurse-led, proactive guide for at-risk Members across the care continuum so they get the right high-quality care at the right time and avoid excessive, inappropriate, and overpriced care. Instead of simply treating a condition, the nurses take a personal, holistic approach, to help Members.

Repricing Insights – out-of-network claims are a reality for any health plan. This product encompasses all the negotiation and adjudication related to out-of-network claims. Clients often save up to 60% on their out-of-network claims versus the initial billed amount.

Marpai PACCS – Pharmacy Advocacy Cost Containment Solution is our Member-driven pharmacy savings program that focuses on specialty and high-cost medications designed to generate up to 75% savings.

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

Third Party Services

Some of our revenues are derived from services that are provided to our Clients and Members by third party vendors. We typically pass through most of these revenues to these vendors and their contribution to our gross profit is relatively small. These services include network access fees that are charged by the provider networks (such as Aetna or Cigna) which are used by our Members when they visit network providers (doctors, hospitals etc.) as well as some cost containment services, and other services provided by third party vendors (i.e. not by us).

Company Goals

•
We strive to be the leader in affordable, intelligent, healthcare for self-funded employers.
•
Our approach delivers enhanced quality, lower healthcare costs and improved outcomes for our members.
•
We are utilizing our competency in AI to drive efficiencies in operations and increase profitability.
•
We will apply the lessons learned through our recent acquisition of Maestro Health to develop a “plug and play” roadmap to potentially integrate future TPA acquisitions.
•
We see a significant opportunity to capitalize on the large fragmented TPA market with favorable macro-economic trends.

Technology Delivers Superior Value – Marpai Saves

We bring deep learning and data analytics to the rapidly growing, TPA sector to deliver affordable, intelligent, healthcare to employers and their health plan members. We proactively engage Members in an effort to reduce avoidable, excessive, inappropriate and overpriced care. We use AI to identify and connect at-risk members to proven clinical solutions early, remind Members to have annual exams and guides them to low-cost, quality in-network providers. The myMarpai app is a personal health guide that gives members on-demand access to benefits, costs, deductibles, telehealth and more.

Maestro Health

Maestro Health is a TPA for employee health and benefits, which offers an end-to-end health plan solution, integrating care management and cost containment for its customers.

Maestro Health is a Delaware domiciled limited liability company. It was formerly known as Maestro Health Inc., a Delaware corporation, which was organized on May 2, 2013. Maestro Health, Inc. converted to Maestro Health, LLC effective as of December 17, 2020. Maestro Health’s services help employers control all aspects of the complex employee health and benefits system. Maestro Health owns and operates self-funded insurance administration, benefits administration, enrollment, Affordable Care Act (“ACA”) compliance, consumer directed health care account administration, medical management, and consolidated billing solution applications, unifying them on a single, comprehensive mobile and web platform. In 2021, it added an Out of Network Repricing Solution and an Rx Patient Assistance Program to its service offerings.

Acquisition of Maestro Health

On August 4, 2022, we entered into a Membership Interest Purchase Agreement (the “AXA Agreement”) with XL America Inc., a Delaware corporation, Seaview Re Holdings Inc., a Delaware corporation (XL America Inc. and Seaview Re Holdings Inc. are collectively referred to herein as the “Equity Sellers”), and AXA S.A., a French société anonyme (the “Debt Seller,” and, together with the Equity Sellers, collectively, the “Sellers”). Pursuant to the terms of the AXA Agreement, we agreed to acquire all of the membership interests (the “Units”) of Maestro Health (the “Maestro Acquisition”). The Equity Sellers owned an aggregate of 100% of the issued and outstanding Units of Maestro Health. The Maestro Acquisition was closed on November 1, 2022.

Maestro Health is a TPA for employee health and benefits, which offers an end-to-end health plan solution, integrating care management and cost containment for its customers. The closing of the Maestro Acquisition was subject to certain customary closing conditions as contained in the AXA Agreement, including: (i) that the Equity Sellers shall have sold, assigned, transferred, conveyed and delivered to the Company all of the Equity Sellers’ rights, title, and interests in and to all of the Units; and (ii) the Debt Seller shall have irrevocably transferred and assigned to us all of the Debt Seller’s rights and obligations with respect to receiving payments under that certain Term Loan Agreement, dated May 11, 2022, by and between the Debt Seller and Maestro Health, in the principal amount of $59,900,000 (the “AXA Note”).

In consideration for our acquisition of the Units, we agreed to pay the Sellers an aggregate purchase price (the “Purchase Price”) of $19,900,000 determined on the closing date (the “Base Purchase Price”), which shall be payable on or before April 1, 2024 (the “Payment Date”), and shall accrue interest until such time that is paid, such that on the Payment Date the Purchase Price, plus all accrued and unpaid interest, shall equal $22,100,000 (for clarity, the Base Purchase Price shall be adjusted, in each case, pursuant to the terms of the AXA Agreement). We agreed to pay the Equity Sellers an amount of $100 with the balance of the Purchase Price to be paid to the Debt Seller for the repayment of the AXA Note. In no event will we be responsible for any further payments for the repayment of the AXA Note other than the repayment of the Purchase Price as provided in the AXA Agreement. Following the Payment Date, any unpaid portion of the Purchase Price shall accrue interest at 10% per annum, compounding annually, calculated on the basis of a 365-day year for the actual number of days elapsed (the “Specified Rate”), and shall be repaid as promptly as practicable to the Debt Seller. In addition, in the event we or one of our subsidiaries receive proceeds from the sale of any securities in a private placement or public offering of securities (each an “Offering”), then we shall pay to the Debt Seller an amount equal to 35% of the net proceeds of the Offering no later than sixty (60) days after the closing of Offering until such time as the Purchase Price has been paid in full. In connection with net proceeds received from a public offering of common stock of approximately $6.4 million which closed in April 2023, we were obligated to pay AXA $2,294,751 prior to June 19, 2023. AXA has agreed to extend and apportion the payment schedule so that we will be required to pay AXA (i) $1,147,376 on or prior to July 31, 2023 and (ii) $1,147,376 on or prior to September 30, 2023. On July 19, 2023, we made the first payment to AXA in the amount of $1,147,376. On September 18, 2023, we paid AXA $200,000 towards fulfilling our obligation to pay the remaining $1,147,376, and AXA agreed to receive the remaining balance of $947,376 at the earlier of October 18, 2023, or within 48 hours of the closing date of a corporate or financing transaction which results in our receipt of funding.

On February 7, 2024, we entered into Amendment No. 1 to Purchase Agreement (the “AXA Amendment”) with AXA.

Pursuant to the AXA Amendment, the parties agreed to reduce the Base Purchase and the Full Base Amount (each Price (as defined in the AXA Agreement) by $3,000,000 in the aggregate, provided that by December 31, 2024, (i) our largest shareholder has contributed at least $3,000,000 in equity, (ii) we maintain a listing of its securities on Nasdaq or a nationally recognized stock exchange and (iii) between February 29, 2024 and April 15, 2024, we make all timely payments owed under the AXA Agreement (collectively, the “Reduction Criteria”).

In addition, the AXA Amendment provides that the requirement by us to pay AXA an amount equal to 35% of the net proceeds shall be deferred for any such funds raised in calendar year 2024 such that any such payments shall be paid no later than January 15, 2025, and any amounts due as a result of private offerings of any of our officers or directors shall be due and payable no later than December 31, 2025.

The AXA Amendment also provides that we shall make three monthly payments of $157,896 on or prior to February 29, 2024, March 31, 2024 and April 15, 2024 for the 2024 year, as well as make such total accumulated annual payments of $2,294,751, $5,300,000, $13,300,000 and $22,300,000 in years 2024, 2025, 2026 and 2027 if the Reduction Criteria are met or $2,294,751, $8,300,000, $16,300,000 and $25,300,000 in years 2024, 2025, 2026 and 2027 if the Reduction Criteria are not met. We made the first payment of $157,896 to AXA by February 29, 2024.

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

Noncompliance with the Anti-Kickback Law can result in civil, administrative and/or criminal penalties, restrictions on the ability to operate in certain jurisdictions, and exclusion from participation in Medicare, Medicaid or other federal healthcare programs. In addition, non-compliance can result in the need to curtail and/or restructure operations. Any penalties, damages, fines, exclusions, curtailment or restructuring of operations could adversely affect the ability to operate a business, financial condition, and results of operations. A violation of the Anti-Kickback Law can serve as a false or fraudulent claim for purposes of the civil False Claims Act and the civil monetary penalties statute.

The so-called Stark Law prohibits physician referrals of Medicare patients to an entity providing certain “designated health services” if the physician or an immediate family member of the physician has any financial relationship with the entity and the financial relationship does not fall within one of the enumerated exceptions to the Stark Law. The Stark Law also prohibits state receipt of federal Medicaid matching funds for services furnished pursuant to a prohibited referral. In addition to the Stark Law, many states have their own self-referral bans, which may extend to all self-referrals, regardless of the payer.

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

In addition to HIPAA, we are subject to other state and federal laws and regulations that address privacy, data protection and the collection, storing, sharing, use, transfer, disclosure and protection of certain types of data. Such regulations include the CAN-SPAM Act, the Telephone Consumer Protection Act of 1991, Section 5(a) of the Federal Trade Commission Act, and the California Consumer Privacy Act (“CCPA”), as amended by the California Privacy Rights Act (“CPRA”), which, where applicable, provides consumers with additional privacy rights.

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

State Managed Care Laws

State insurance and managed care laws and regulations regulate contractual relationships with managed care organizations, utilization review programs and third-party administrator activities. These regulations differ from state to state, and may contain network, contracting, and financial and reporting requirements, as well as specific standards for delivery of services, payment of claims, and adequacy of health care professional networks. These laws may apply to us in the event we engage in business transactions with state managed care programs.

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

Finally, as a TPA, we must maintain active TPA licenses in all states that are not expressly exempt from requiring a TPA license where we conduct business. The State of Wisconsin did not renew our TPA license on August 1, 2023. We are actively pursuing alternatives to renewing our license in Wisconsin.

Employees

As of December 31, 2023, we had a total of 162 full-time employees. None of them are parties to any labor agreements or are represented by a labor union. As we previously reported, we have made several reductions in our headcount primarily through attrition, elimination of duplicate positions, and the sale of a non-core operation late in 2023, resulting in a decrease in our number of employees.

Competition

Although we believe that the services we offer our Clients are differentiated, we operate in a highly competitive market. We only provide administrative services to self-insured employers who provide healthcare benefits to their employees. These self-insured employers can always elect to abandon self- insurance and simply buy medical insurance from one of the large players such as, Aetna, Cigna, or United Healthcare. There can be no assurances that our Clients or prospective Clients will remain self-insured for any given period. If the number of employers which choose to self-insure declines, the size of our targeted market will shrink.

Also, there are other technology-driven companies focused on creating a TPA business among self- insured employers. Like us, they provide machine learning predictions models targeted at measuring risks for their employees, identifying members susceptible to adverse healthcare events before they occur, and provide proactive guidance for preventive care. We compete with nearly 1,000 health insurance entities, all of whom are vying for the same business — the management of healthcare benefits for self-insured employers. There is only one TPA at a time for every employer wanting to provide health benefits via a self-insured model, and an employer may remain with the same TPA for many years. This means that although the market is very large, not all of it is accessible by us in any one year. In addition to the very large health insurance companies, there are new players in the market such as Collective Health, Bind Health Insurance, Bright Health Group (NYSE: BHG), Oscar Health, Inc. (NYSE: OSCR) and Centivo, which have all raised substantial venture capital funds, are pursuing a strategy similar to ours, and share our vision to use technology to transform the healthcare payer space. We believe that like us, Collective Health and Clover Health are also targeting at self-insured employers. Although all of them are relatively young companies, they have products in the market and are known to provide technology- driven TPA services. These companies claim to save employers money and also claim to have high retention rates.

We believe our AI-enabled predictions further differentiate our solution by being able to steer Members to the appropriate Providers sooner. The ultimate gauge of success in our market will be who can help employers reduce the growth of long-term healthcare spending while also improving the quality of healthcare solutions.

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

Summary Risk Factors

Our business is subject to numerous risks and uncertainties that you should consider before investing in our company. You should carefully consider the risks described more fully below before making a decision to invest in our Class A common stock. If any of these risks occurs, our business, financial condition and results of operations would likely be materially adversely affected. These risks, include, but are not limited to, the following:

•
The report of our independent registered public accounting firm contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. If we are unable to obtain additional capital, we may not be able to continue our operations on the scope or scale as currently conducted or at all, and that could have a material adverse effect on our business, results of operations and financial condition;
•
We have a history of operating losses, and we may not be able to generate sufficient revenue to achieve profitability;
•
We expect that we will need to raise additional capital to meet our business requirements in the future, and such capital raising may be costly or difficult to obtain and could dilute our shareholders’ ownership interests, and such offers or availability for sale of a substantial number of our shares of common stock may cause the price of our publicly traded shares to decline;
•
The loss, termination, or renegotiation of any contract with our current Clients could materially adversely affect our financial conditions and operating results.
•
We are a party to several disputes and lawsuits, and we may be subject to liabilities arising from these and similar disputes in the future;
•
If our member guidance programs fail to provide accurate and timely predictions, or if they are associated with wasteful visits to Providers or unhelpful recommendations for Members, then this could lead to low customer satisfaction, which could adversely affect our results of operations;
•
Issues in the use of AI, including deep learning in our platform and modules, could result in reputational harm or liability;
•
If the markets for our AI modules and Member guidance program fail to grow as we expect, or if Clients fail to adopt our Member guidance program and AI modules, our business, operating results, and financial condition could be adversely affected;
•
We rely on healthcare benefits brokers and consultants as our principal sales channel, and some of these companies are large and have no allegiance to us. If we do not satisfy their employer clients, they may steer not unsatisfied Clients, as well as others, to other TPAs;
•
Our pricing may change over time and our ability to efficiently price our services will affect our results of operations and our ability to attract or retain Clients;
•
Our sales cycles can be long and unpredictable, and our sales efforts require a considerable investment of time and expense. If our sales cycle lengthens or we invest substantial resources pursuing unsuccessful sales opportunities, our results of operations and growth could be harmed;
•
Because we generally recognize revenue ratably over the term of the contract for our services, a significant downturn in our business may not be reflected immediately in our results of operations, which increases the difficulty of evaluating our future financial performance;

•
If we do not have access to AI talent or fail to expand our AI models, we may not remain competitive, and our revenue and results of operations could suffer;
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
•
We rely on Internet infrastructure, bandwidth providers, data center providers, other third parties, and our own systems for providing services to our users, and any failure or interruption in the services provided by these third parties or our own systems could expose us to litigation, potentially require us to issue credits to our Clients, and negatively impact our relationships with Members, and Clients or Providers, adversely affecting our brand and our business;
•
We employ third-party licensed software and software components for use in or with our Member guidance programs, and the inability to maintain these licenses or the presence of errors in the software we license could limit the functionality of these programs and result in increased costs or reduced service levels, which would adversely affect our business;
•
Any failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and our brand;
•
We may not be able to adequately defend against piracy of intellectual property in foreign jurisdictions;
•
We may be sued by third parties for alleged infringement of their proprietary rights or misappropriation of intellectual property;
•
Our member guidance programs utilize open-source software, and any failure to comply with the terms of one or more of these open-source licenses could adversely affect our business;
•
Government regulation of healthcare creates risks and challenges with respect to our compliance efforts and our business strategies;
•
Our business could be adversely impacted by changes in laws and regulations related to the Internet or changes in access to the Internet generally; and
•
As a “controlled company” under the rules of the Nasdaq Capital Market, we may choose to exempt our company from certain corporate governance requirements that could have an adverse effect on our public shareholders.

The consolidated financial statements for the year ended December 31, 2023, include an explanatory paragraph in our independent registered public accounting firm’s audit report stating that there are conditions that raise substantial doubt about our ability to continue as a going concern.

As of December 31, 2023, we had an accumulated deficit of $76.7 million and negative working capital of $3.8 million. As of December 31, 2023, we had $0.6 million of short-term debt, $19.4 million of long-term debt and $1.1 million of unrestricted cash on hand. For the year ended December 31, 2023, we recognized a net loss of $28.8 million and negative cash flows from operations of $15.7 million. Since inception, the Company has met its cash needs through proceeds from issuing convertible notes, warrants and sales of its common stock.

We currently project that we will need additional capital to fund our current operations and capital investment requirements until we scale to a revenue level that permits cash self-sufficiency. As a result, we expect we will need to raise additional capital to support our operations until such time. This projection is based on the market size and growth, our current expectations regarding revenues, expenditures, cash burn rate and other operating assumptions. The sources of this capital are anticipated to be from the sale of equity and/or debt securities. We may also seek to sell assets which we regards as non-strategic. Any of the foregoing may not be achievable on favorable terms, or at all. Additionally, any debt or equity transactions may cause significant dilution to existing stockholders.

As we seek additional sources of financing, there can be no assurance that such financing or asset sales would be available to us on favorable terms or at all.

If we are unable to raise additional capital moving forward, our ability to operate in the normal course and continue to invest in our product portfolio may be materially and adversely impacted and we may be forced to scale back operations or divest some or all of our assets.

As a result of the above, in connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that our liquidity condition raises substantial doubt about our ability to continue as a going concern through twelve months from the date these consolidated financial statements. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern. Our independent registered public accounting firm, UHY LLP (“UHY”), has included an explanatory paragraph in their audit report that accompanies our consolidated financial statements as of and for the year ended December 31, 2023, stating that there are conditions that raise substantial doubt about our ability to continue as a going concern.

In the past we have had a high annual customer attrition rate. The loss, termination, or renegotiation of any contract with our current Clients could have a material adverse effect on our financial conditions and operating results.

Our largest two Clients together represented approximately 15.2% and 8.0% of our total gross revenue in 2023 and 2022, respectively. In the year ended December 31, 2023, we improved our attrition rate from approximately 33% in the comparable prior period to 10%. We believe Clients left due to the poor integration of Maestro Health, or transitioned back to a fully funded program or were acquired by other companies. Although we have initiated remedial actions to reduce attrition rates further, there is no assurance that we will be able to reduce the attrition rates. If the high customer attrition rate continues, our future revenue growth will suffer and our operating results will be negatively impacted, and we may encounter difficulty in recruiting new Clients due to erosion of customer confidence.

We are party to several disputes and lawsuits, and we may be subject to liabilities arising from these and similar disputes in the future.

In the normal course of the claims administration services business, we expect to be named from time to time as a defendant in lawsuits by the insureds Members contesting decisions by us or our Clients with respect to the settlement of their healthcare claims. Our Clients have brought claims for indemnification based on alleged actions on our part or on the part of our agents or employees in rendering services to Members. Any future lawsuits against us could be disruptive to our business. The defense of the lawsuits will be time-consuming and require attention of our senior management and financial resources, and the resolution of any such litigation may have a material adverse effect on our business, financial condition, and results of operations.

If our TopCare® program fails to provide accurate and timely predictions, or if it is associated with wasteful visits to Providers or unhelpful recommendations for Members, then this could lead to low customer satisfaction, which could adversely affect our results of operations.

When our AI models make a prediction, we advise the Member to reach out to his or her primary care physician or make suggestions to the Member on the best providers in the area via our TopCare® program since we do not provide medical prognosis. However, Members may not follow our advice or accept our suggestions. We believe that not taking our recommendations will lead to higher claims costs to our Clients. If claim costs remain the same or are not lower than those before we were hired, our Clients may be dissatisfied with our services, terminate or refuse to renew contracts with us.

In addition, our AI models may not always work as planned, and the predictions could have false positives. These errors may lead to wasteful visits to the Providers, Clients’ dissatisfaction and attrition, which may lead to loss of revenue. Our economic models assume that the costs stemming from these false positives is a small fraction of the total savings that may be achieved by preventing or better managing chronic conditions and steering Members who will have high-cost medical procedures to high-quality, lower cost providers. This assumption, however, has yet to be proven. To date, we have no actual case data to support this assumption.

We are subject to regulatory approvals in the various states we operate and the failure to obtain or renew such regulatory approvals or licenses may impact our business.

As part of our TPA business, we are required to obtain regulatory approvals and licenses in the various jurisdictions we operate.

For example, we have sought to renew our license in the State of Wisconsin and are working with the appropriate regulatory authorities in that jurisdiction to maintain our ability to provide TPA services there. However, there is no assurance that the regulatory authority in Wisconsin, or any other jurisdiction in which we operate, will renew our licenses or permit us to continue operating in those jurisdictions.

The failure to maintain our licenses, or obtain the approval, from relevant regulatory agencies may impact our ability to continue providing TPA services in those jurisdictions, which could impact our revenues and results of operations.

Issues in the use of AI, including deep learning in our platform and modules could result in reputational harm or liability.

As with many developing technologies, AI presents risks and challenges that could affect its further development, adoption, and use, and therefore our business. AI algorithms may be flawed. Datasets may be insufficient, of poor quality, or contain biased information. Inappropriate or controversial data practices by data scientists, engineers, and end-users of our systems could impair the acceptance of AI solutions. If the recommendations, forecasts, or analyses that AI applications assist in producing are deficient or inaccurate, we could be subjected to competitive harm, potential legal liability, brand or reputational harm and ethical issues. If we enable or offer AI solutions that are controversial because of their purported or real impact on human rights, privacy, employment, or other social issues, we may experience brand or reputational harm.

If the markets for our AI modules and member guidance program fail to grow as we expect, or if self - insured employers fail to adopt our member guidance programs and AI modules, our business, operating results, and financial condition could be adversely affected.

It is difficult to predict self-insured employer adoption rates and demand for our AI modules and member guidance program, the entry of competitive platforms, or the future growth rate and size of the healthcare technology and TPA markets. We expect that a significant portion of our revenue will come from our AI-based solutions and our member guidance program. Although demand for healthcare technology, deep learning (an advanced form of AI), and data analytics platforms and AI applications has grown in recent years, the market for these platforms and applications continues to evolve. There can be no assurances that this market will continue to grow or, even if it does grow, that Clients will choose our AI modules, member guidance program, or platform. Our future success will depend largely on our ability to penetrate the market for healthcare technology driven by TPAs, as well as the continued growth and expansion of what we believe to be an emerging market for healthcare administration focused on AI platforms and applications that are faster, easier to adopt, and easier to use.

Our ability to penetrate the TPA market depends on a number of factors, including the cost, performance, and perceived value associated with our AI solutions, as well as Clients’ willingness to adopt a different approach to data analysis. We plan to spend considerable resources to educate Clients about digital transformation, AI, and deep learning in general and our AI solutions. However, there can be no assurances that these expenditures will help our AI modules and Member guidance program achieve widespread market acceptance. Furthermore, prospective Clients may have made significant investments in legacy healthcare analytics software systems and may be unwilling to invest in new platforms and applications. If the market fails to grow or grows more slowly than we expect or self-insured employers fail to adopt our AI modules and Member guidance program, our business, operating results, and financial condition could be adversely affected.

We operate in a highly competitive industry, and the size of our target market may not remain as large as we anticipate.

The market for healthcare solutions is very competitive. We compete with nearly 1,000 health insurance entities, all of whom are vying for the same business — the management of healthcare benefits for self-insured employers. There is only one TPA at a time for every employer wanting to provide health benefits via a self-insured model, and an employer may remain with the same TPA for many years. This means that although the market is very large, not all of it is accessible by us in any one year.

We provide administrative services to only self-insured employers who provide healthcare benefits to their employees. These self-insured employers can always elect to abandon self-insurance and simply buy medical insurance from one of the large players such as Aetna, Cigna, or United Healthcare. There can be no assurances that our Clients or prospective Clients will remain self-insured for any given period of time. If the number of employers which choose to self-insure declines, the size of our targeted market will shrink.

In addition to the very large health insurance companies, there are new players in the market such as, Collective Health, Clover Health, Bind Health Insurance, Bright Health Group, Oscar and Centavo. These companies have raised hundreds of millions of dollars and have greater financial and personnel resources than we do and are pursuing a business strategy like ours and share our vision to use technology to transform the healthcare payer space. We believe that like us, Collective Health and Clover Health are also targeting self-insured employers.

We rely on healthcare benefits brokers and consultants as our principal sales channel, and some of these companies are large and have no allegiance to us. If we do not satisfy their employer clients, they may steer not only an unsatisfied client, but others as well, to other TPAs.

Brokers are a key sales channel for us to reach the self-insured employer market. These brokers work with many insurance companies and TPAs at the same time. Brokers and consultants earn their fees by also charging employers on a per employee per month (“PEPM”) basis. As they often own the relationship with the employer, they may view our fees as competitive to how much they can earn. They may steer our Clients to another TPA if they believe doing so can maximize their own fees. If we do not deliver competitive pricing, quality customer service, and high member satisfaction, these brokers can take the business they brought us to another TPA. Due to the brokers’ power to influence employer groups, the brokers play an outsized role in our industry, and may exert pressure on our pricing or influence the service levels we offer to our Clients, all of which can lead to lower price PEPM for us, or an increase in our customer service staffing and other operating costs.

Our pricing may change over time and our ability to price our services competitively will affect our results of operations and our ability to attract or retain Clients.

Our current pricing model, like most in the industry, is based on a PEPM fee. In the future, we may change our pricing model to capture more market share. We may also enter into different pricing schemes with Clients, including but not limited to shared savings. In a shared savings pricing model, we share the risk with the Client. For example, if the Clients’ claims cost is $10 million, we may estimate that we can bring that down to $9 million with our service offering. Instead of charging a fixed PEPM fee, we would earn revenue from a share of the cost savings in a shared savings model. In the example above, if the share were 30% and we managed to achieve a reduction of $1 million, we would earn $300,000 as a shared savings fee.

Since there is no guarantee how much savings, if any, will actually be achieved, shared savings puts some of our revenue at risk. If cost savings are not achieved as expected, our revenue and results of operations could suffer.

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

Because we generally recognize revenues ratably over the term of the contract for our services, a significant downturn in our business may not be reflected immediately in our results of operations, which increases the difficulty of evaluating our future financial performance.

We generally recognize technology and professional services revenue ratably over the term of a contract, which is typically one to three years. Consequently, a decline in new contracts in any quarter may not affect our results of operations in that quarter but could reduce our revenue in future quarters. Additionally, the timing of renewals or non-renewals of a contract during any quarter may only affect our financial performance in future quarters. For example, the non-renewal of a subscription agreement late in the quarter will have minimal impact on revenue for that quarter but will reduce our revenue in future quarters. Accordingly, the effect of significant declines in sales may not be reflected in our short-term results of operations, which would make these reported results less indicative of our future financial results. By contrast, a non-renewal occurring early in a quarter may have a significant negative impact on revenue for that quarter and we may not be able to offset a decline in revenue due to non-renewal with revenue from new contracts entered later in the same quarter. In addition, we may be unable to quickly adjust our costs in response to reduced revenue.

The success and growth of our business depends upon our ability to continuously innovate and develop new products and technologies.

Our solution is a technology-driven platform that relies on innovation to remain competitive. The process of developing new technologies and products is complex, and we develop our own AI and deep learning, healthcare technologies, and other tools to differentiate our platform and AI modules. In addition, our dedication to incorporating technological advancements into our platform requires significant financial and personnel resources and talent. Our development efforts with respect to these initiatives could distract management from current operations and could divert capital and other resources from other growth initiatives important to our business. We operate in an industry experiencing rapid technological change and frequent platform introductions. We may not be able to make technological improvements as quickly as demanded by our Clients, which could harm our ability to attract new Clients and therefore, our market share. In addition, we may not be able to effectively implement new technology- driven products and services as projected.

If we do not have access to AI talent or fail to expand our AI models, we may not remain competitive, and our revenue and results of operations could suffer.

Our risks as a company engaged in research and development are compounded by our dependence on emerging and sometimes unproven technologies such as AI and deep learning, which are characterized by extensive research efforts and rapid technological progress. If we fail to anticipate or respond adequately to technological developments, our ability to operate profitably could suffer. We cannot assure you that research and discoveries by other companies will not render our technologies or potential products or services uneconomical, or result in products superior to those we develop, or that any technologies, products or services we develop will be preferred to any existing or newly-developed technologies, products or services.

Our product development relies heavily on access to large healthcare data sets. Our ability to offer a comprehensive solution that helps employers save on healthcare claims costs is directly related to our ability to expand to other modules as well as to constantly make improvements on our existing modules. Access to certain data in healthcare in large scale can be challenging. Electronic health records, for example, are stored in myriad systems and there is no single standard for what one contains. Moreover, payers generally do not have access to electronic health records at scale, although they may have access to some limited data to support a claim. Our AI models currently rely heavily on claims data, which is the type of data that payers mostly have. We plan to improve our AI predictions by incorporating other data types in the future.

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

We believe that enhancing our reputation and brand recognition is critical to maintaining our relationships with our existing Clients and to our ability to attract new Clients. The promotion of our brand may require us to make substantial investments and we anticipate that, as our market becomes increasingly competitive, these marketing initiatives may become increasingly difficult and expensive. Our marketing activities may not be successful or yield increased revenue, and to the extent that these activities yield increased revenue, the increased revenue may not offset the expenses we incur and our results of operations could be harmed. In addition, any factor that diminishes our reputation or that of our management, including failing to meet the expectations of our Clients, or any adverse publicity surrounding one of our investors or Clients, could make it substantially more difficult for us to attract new Clients. If we do not successfully enhance our reputation and brand recognition, our business may not grow and we could lose our relationships with our existing clients, which would harm our business, results of operations, and financial condition.

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

We may seek to acquire or invest in businesses, applications, and services, or technologies that we believe could complement or expand our product and service offerings, enhance our AI capabilities, or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable acquisitions. We may have difficulty integrating other technologies, other team members, or selling our Member guidance program to acquired Clients and we may not be able to achieve the intended benefits from any such acquisition.

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

Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect the results of operations. In addition, if an acquired business fails to meet our expectations, our business, financial condition, and results of operations may suffer.

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

Our member guidance program is hosted from and use computing infrastructure provided by third parties, including Amazon Web Services, and other computing infrastructure service providers. Our computing infrastructure service providers have no obligation to renew their agreements with us on commercially reasonable terms or at all. If we are unable to renew these agreements on commercially reasonable terms, or if one of our computing infrastructure service providers is acquired, we may be required to transition to a new provider and we may incur significant costs and possible service interruption in connection with doing so.

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

In addition to the services we provide from our offices, we serve our Clients primarily from third-party data-hosting facilities. These facilities are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures, and similar events. They are also subject to break-ins, sabotage, intentional acts of vandalism, and similar misconduct. Their systems and servers could also be subject to hacking, spamming, ransomware, computer viruses or other malicious software, denial of service attacks, service disruptions, including the inability to process certain transactions, phishing attacks and unauthorized access attempts, including third parties gaining access to Members’ accounts using stolen or inferred credentials or other means, and may use such access to prevent use of Members’ accounts. Despite precautions taken at these facilities, the occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice, or other unanticipated problems at two or more of the facilities could result in lengthy interruptions in our services. Even with our disaster recovery arrangements, our services could be interrupted.

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

The reliability and performance of the Internet may be harmed by increased usage or by denial-of-service attacks. The Internet has experienced a variety of outages and other delays because of damage to portions of its infrastructure, and it could face outages and delays in the future. These outages and delays could reduce the level of Internet usage as well as the availability of the Internet to us for delivery of our Internet-based services.

We typically provide service level commitments under our client contracts. If we fail to meet these contractual commitments, we could be obligated to provide credits or refunds for prepaid amounts related to unused subscription services or face contract terminations, which could adversely affect the results of operations.

Finally, recent changes in law could impact the cost and availability of necessary Internet infrastructure. Increased costs and/or decreased availability would negatively affect the results of operations.

We employ third-party licensed software and software components for use in or with our member guidance program, and the inability to maintain these licenses or the presence of errors in the software we license could limit the functionality of our member guidance program and result in increased costs or reduced service levels, which would adversely affect our business.

Our software applications might incorporate or interact with certain third-party software and software components (other than open-source software), such as claims processing software, obtained under licenses from other companies. We pay these third parties a license fee or royalty payment. We anticipate that we will continue to use such third-party software in the future.

Although we believe that there are commercially reasonable alternatives to the third-party software, we currently make available, this may not always be the case, or it may be difficult or costly to replace. Furthermore, these third parties may increase the price for licensing their software, which could negatively impact the results of operations. Our use of additional or alternative third-party software could require clients to enter into license agreements with third parties. In addition, if the third-party software we make available has errors or otherwise malfunctions, or if the third-party terminates its agreement with us, the functionality of our member guidance program may be negatively impacted, and our business may suffer.

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

We make business decisions about when to seek patent protection for a particular technology and when to rely upon trade secret protection, and the approach we select may ultimately prove to be inadequate. Even in cases where we seek patent protection, there is no assurance that the resulting patents will effectively protect every significant feature of our model, technology, or proprietary information, or provide us with any competitive advantages. Moreover, we cannot guarantee that any of our pending patent applications will issue or be approved. The United States Patent and Trademark Office and various foreign governmental patent agencies also require compliance with several procedural, documentary, fee payment, and other similar provisions during the patent application process and after a patent has issued. There are situations in which noncompliance can result in abandonment or lapse of the patent, or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. If this occurs, our competitors might be able to enter the market, which would have a material adverse effect on our business. Effective trademark, copyright, patent, and trade secret protection may not be available in every country in which we conduct business. Further, intellectual property law, including statutory and case law, particularly in the United States, is constantly developing, and any changes in the law could make it harder for us to enforce our rights.

To protect our intellectual property rights, we may be required to spend significant resources to monitor and protect these rights. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming, and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property rights. An adverse determination of any litigation proceedings could put our intellectual property at risk of being invalidated or interpreted narrowly and could put our related pending patent applications at risk of not being issued. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential or sensitive information could be compromised by disclosure in the event of litigation. In addition, during litigation, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Negative publicity related to a decision by us to initiate such enforcement actions against a client or former client, regardless of its accuracy, may adversely impact our other client relationships or prospective client relationships, harm our brand and business, and could cause the market price of our common stock to decline. Our failure to secure, protect, and enforce our intellectual property rights could adversely affect our brand and our business.

We may not be able to adequately defend against piracy of intellectual property in foreign jurisdictions.

Considerable research in AI is being performed in countries outside of the United States, and several potential competitors are in these countries. The laws protecting intellectual property in some of those countries may not provide adequate protection to prevent our competitors from misappropriating our intellectual property. Several of these potential competitors may be further along in the process of product development and operate large, company-funded research and development programs. As a result, our competitors may develop more competitive or affordable products, or achieve earlier patent protection or product commercialization than we are able to achieve. Competitive products may render any products or product candidates that we develop obsolete.

We may be sued by third parties for alleged infringement of their proprietary rights or misappropriation of intellectual property.

There is considerable patent and other intellectual property development activity in our industry. Our future success depends in part on not infringing upon the intellectual property rights of others. Our competitors, as well as a number of other entities and individuals, including so-called non-practicing entities, may own or claim to own intellectual property relating to our member guidance program. Not all employees and our contractors have signed non-compete and non-disclosure agreements with the Company. From time to time, third parties may claim that we are infringing upon their intellectual property rights or that we have misappropriated their intellectual property. For example, in some cases, very broad patents are granted that may be interpreted as covering a wide field of healthcare data storage and analytics solutions or machine learning and predictive modeling methods in healthcare. As competition in our market grows, the possibility of patent infringement, trademark infringement, and other intellectual property claims against us increases. In the future, we expect others to claim that our Member guidance program and underlying technology infringe or violate their intellectual property rights. In a patent infringement claim against us, we may assert, as a defense, that we do not infringe the relevant patent claims, that the patent is invalid or both. The strength of our defenses will depend on the patents asserted, the interpretation of these patents, and our ability to invalidate the asserted patents. However, we could be unsuccessful in advancing non-infringement and/or invalidity arguments in our defense. In the United States, issued patents enjoy a presumption of validity, and the party challenging the validity of a patent claim must present clear and convincing evidence of invalidity, which is a high burden of proof. Conversely, the patent owner need only prove infringement by a preponderance of the evidence, which is a lower burden of proof. We may be unaware of the intellectual property rights that others may claim cover some or all our technology or services. Because patent applications can take years to issue and are often afforded confidentiality for some period there may currently be pending applications, unknown to us, that later result in issued patents that could cover one or more aspects of our technology and services. Any claims or litigation could cause us to incur significant expenses and, whether successfully asserted against us, could require that we pay substantial damages, ongoing royalty or license payments, or settlement fees, prevent us from offering our Member guidance program or using certain technologies, require us to re-engineer all or a portion of our platform, or require that we comply with other unfavorable terms. We may also be obligated to indemnify our clients or business partners or pay substantial settlement costs, including royalty payments, in connection with any such claim or litigation and to obtain licenses, modify applications, or refund fees, which could be costly. Even if we were to prevail in such a dispute, any litigation regarding our intellectual property could be costly and time-consuming and divert the attention of our management and key personnel from our business operations.

Our Member guidance program utilizes open-source software, and any failure to comply with the terms of one or more of these open-source licenses could adversely affect our business.

We use software modules licensed to us by third-party authors under “open-source” licenses in our Member guidance program. Some open-source licenses contain affirmative obligations or restrictive terms that could adversely impact our business, such as restrictions on commercialization or obligations to make available modified or derivative works of certain open-source code. If we were to combine our proprietary software with certain open-source software subject to these licenses in a certain manner, we could, under certain open-source licenses, be required to release or otherwise make available the source code to us proprietary software to the public. This would allow our competitors to create similar products with lower development effort and time and ultimately could result in a loss of sales for us.

Although we employ practices designed to manage our compliance with open-source licenses and protect our proprietary source code, we may inadvertently use open-source software in a manner we do not intend and that could expose us to claims for breach of contract and intellectual property infringement. If we are held to have breached the terms of an open-source software license, we could be required to, among other things, seek licenses from third parties to continue offering our products on terms that are not economically feasible, pay damages to third parties, to re-engineer our products, to discontinue the sale of our products if re-engineering cannot be accomplished on a timely basis, or to make generally available, in source code form, a portion of our proprietary code, any of which could adversely affect our business, results of operations, and financial condition. The terms of many open-source licenses have not been interpreted by U.S. courts, and, as a result, there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to commercialize our member guidance program.

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

Many healthcare laws are complex, and their application to specific services and relationships may not be clear. In particular, many existing healthcare laws and regulations, when enacted, did not anticipate the data analytics and improvement services that we provide, and these laws and regulations may be applied to our product and service offerings in ways that we do not anticipate, particularly as we develop and release new and more sophisticated solutions. Certain changes to laws impacting our industry, or perceived intentions to do so, could affect our business and the results of operations. Some of the risks we face from healthcare regulation are described below:

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

We will also require large sets of de-identified information to enable us to continue to develop AI algorithms that enhance our product and service offerings. If we are unable to secure these rights in Client BAAs or because of any future changes to HIPAA or other applicable laws, we may face limitations on the use of PHI and our ability to use de-identified information that could negatively affect the scope of our product and service offering as well as impair our ability to provide upgrades and enhancements to our services.

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

Centers for Medicare and Medicaid Services (“CMS”) takes the position that an electronic fund transfer (“EFT”) payment to a health care provider is a “standard transaction” under HIPAA. As a “standard transaction”, these provider payments may be subject to certain limitations on the fees that may be charged for an EFT payment transaction with a health care provider. We outsource important aspects of our EFT payments to health care providers and thus rely on third parties to manage the EFT transactions and assure that the fees charged comply with HIPAA. The application of HIPAA to EFT payments is complex, and their application to specific value-added services for health care providers may not be clear. Our failure to accurately anticipate the application of HIPAA’s fee restrictions on certain standard transactions could create significant liability for us, resulting in negative publicity, and material adverse effect on our business and operating results.

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

•
Anti-Kickback and Anti-Bribery Laws. There are federal and state laws that prohibit payment for patient referrals, patient brokering, remuneration of Members, or billing based on referrals between individuals or entities that have various financial, ownership, or other business relationships with healthcare providers. In particular, the federal Anti-Kickback law prohibits offering, paying, soliciting, or receiving anything of value, directly or indirectly, for the referral of members covered by Medicare, Medicaid, and other federal healthcare programs or the leasing, purchasing, ordering, or arranging for or recommending the lease, purchase, or order of any item, good, facility, or service covered by these programs. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation. Some enforcement activities focus on below or above market payments for federally reimbursable health care items or services as evidence of the intent to provide a kickback. Many states also have similar anti-kickback laws, some of which are applicable to all patients and that are not necessarily limited to items or services for which payment is made by a federal healthcare program. In addition, the federal physician self-referral prohibition — the Stark Law — is very complex in its application and prohibits physicians (and certain other healthcare professionals) from making a referral for a designated health service to a provider in which the referring healthcare professional (or spouse or any immediate family member) has a financial or ownership interest, unless an enumerated exception applies. The Stark Law also prohibits the billing for services rendered resulting from an impermissible referral. Many states also have similar anti-referral laws that are not necessarily limited to items or services for which payment is made by a federal healthcare program and may include patient disclosure requirements. Moreover, both federal and state laws prohibit bribery and similar behavior. Any determination by a state or federal regulatory agency that we or any of our clients, vendors, or partners violate or have violated any of these laws could subject us to significant civil or criminal penalties, require us to change or terminate some portions of our business, require us to refund portions of our services fees, subject us to additional reporting requirements and oversight under a corporate integrity agreement or similar agreement to resolve allegations of noncompliance with these laws, cause us to be disqualified from serving clients doing business with government payers, and have an adverse effect on our business. Even an unsuccessful challenge by regulatory authorities of our activities could result in adverse publicity and could require a costly response from us.
•
Corporate Practice of Medicine Laws and Fee-Splitting Laws. Many states have enacted laws prohibiting physicians from practicing medicine in partnership with non-physicians, such as business corporations. In addition, many states prohibit certain licensed professionals, such as physicians, from splitting professional fees with non-licensees. As we do not engage in the practice of medicine, we do not contract with providers to render medical care, and we do not split fees with any medical professionals, we do not believe these laws restrict our business. Our activities involve only monitoring and analyzing historical claims data, including our Members’ interactions with licensed healthcare professionals, and recommending the most suitable healthcare providers and/or sources of treatment. We do not provide medical prognosis or healthcare. In accordance with various states’ corporate practice of medicine laws and states’ laws and regulations which define the practice of medicine, our call center staff are prohibited from providing Members with any evaluation of any medical condition, diagnosis, prescription, care and/or treatment. Rather, our call center staff can only provide Members with general and publicly available information that is non-specific to the Members’ medical conditions and statistical information about the prevalence of medical conditions within certain populations or under certain circumstances. Our call center staff do not discuss Members’ individual medical conditions and are prohibited from asking Members for any additional PHI as such term is defined under HIPAA. Our call center staff have been trained and instructed to always inform Members that they are not licensed medical professionals, are not providing medical advice, and that Members should reach out to their medical provider for any medical advice.
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
•
Medical Device Laws. The U.S. Food and Drug Administration (“FDA”) may regulate medical or health-related software, including machine learning functionality and predictive algorithms, if such software falls within the definition of a “device” under the federal Food, Drug, and Cosmetic Act (“FDCA”). However, the FDA exercises enforcement discretion for certain low-risk software, as described in its guidance documents for Mobile Medical Applications, General Wellness: Policy for Low-Risk Devices, and Medical Device Data Systems, Medical Image Storage Devices, and Medical Image Communications Devices. In addition, in December of 2016, President Obama signed into law the 21st Century Cures Act, which included exemptions for certain medical-related software, including software used for administrative support functions at a healthcare facility, software intended for maintaining or encouraging a healthy lifestyle, electronic health record (“EHR software”), software for transferring, storing, or displaying medical device data or in vitro diagnostic data, and certain clinical decision support software. The FDA has also issued draft guidance documents to clarify how it intends to interpret and apply the new exemptions under the 21st Century Cures Act. Although we believe that our software products are currently not subject to active FDA regulation, we continue to follow the FDA’s developments in this area. There is a risk that the FDA could disagree with our determination or that the FDA could develop new final guidance documents that would subject our Product to active FDA oversight. If the FDA determines that any of our current or future analytics applications are regulated as medical devices, we would become subject to various requirements under the FDCA and the FDA’s implementing regulations. Depending on the functionality and FDA classification of our analytics applications, we may be required to:
•
register and list our AI products with the FDA;
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

The AI algorithm has undergone testing to follow the Quality System regulation (that includes camp’s) (good manufacturing practices) and quality controls in the design, development, AI training and testing. Marpai AI algorithms have been validated by our R&D team to determine generalizability, accuracy and reliability and are monitored carefully. Additionally, the algorithms were trained on large, diverse patient datasets to ensure they are not biased and that they perform as assumed across diverse sets of patients and settings. The regulatory landscape is evolving, and the FDA is in the process of issuing a comprehensive guidance on AI software which may change how our product is regulated.

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

We may be unable to obtain and maintain the proper licensure and authorizations required for us to conduct TPA business.

The State of Wisconsin did not renew our TPA license on August 1, 2023. We are actively pursuing alternatives to renewing our license in Wisconsin. A failure to renew our license may restrict our ability to conduct our TPA business or otherwise have an adverse effect on our operations.

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

The future success of our business depends upon the continued use of the Internet as a primary medium for communication, business applications, and commerce. Federal or state government bodies or agencies have in the past adopted, and may in the future adopt, laws or regulations affecting the use of the Internet as a commercial medium. Legislators, regulators, government bodies or agencies may also make legal or regulatory changes or interpret or apply existing laws or regulations that relate to the use of the Internet in new and materially different ways. Changes in these laws, regulations or interpretations could require us to modify our platform to comply with these changes, to incur substantial additional costs or divert resources that could otherwise be deployed to grow our business, or expose us to unanticipated civil or criminal liability, among other things.

In addition, government agencies and private organizations have imposed, and may in the future impose, additional taxes, fees, or other charges for accessing the Internet or commerce conducted via the Internet. Internet access is frequently provided by companies that have significant market power and could take actions that degrade, disrupt, or increase the cost of our clients’ use of our platform, which could negatively impact our business. Net neutrality rules, which were designed to ensure that all online content is treated the same by Internet service providers and other companies that provide broadband services were repealed by the Federal Communications Commission effective June 2018. The repeal of the net neutrality rules could force us to incur greater operating expenses or our clients’ use of our platform could be adversely affected, either of which could harm our business and the results of operations.

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

Risk Related to Our Class A Common Shares

Our issuance of additional capital stock in connection with financing, acquisitions, investments, the 2021 Plan or otherwise will dilute all other stockholders.

We expect that we will need to raise additional capital through equity and possibly debt financing to fund our ongoing operations and possible acquisitions. If we raise capital through equity financing in the future, that will result in dilution to all other stockholders. If we raise debt in the future, this debt may be perceived as increasing the risk associated with investing in our Class A Common Stock which may have a negative impact on the price of the stock. We also expect to grant substantial equity awards to employees, directors, and consultants under the 2021 Plan and we expect to ask our shareholders to approve a substantial increase to this incentive plan which will enable our board of directors to grant additional equity grants in the future, all of which will result in dilution or potential dilution to all the stockholders. As part of our business strategy, we may acquire or make investments in complementary companies, products, or technologies and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per-share value of our common stock to decline.

We do not intend to pay dividends on our common stock and, consequently, the ability of common stockholders to achieve a return on investment will depend on appreciation, if any, in the price of our Class A common stock.

You should not rely on an investment in our common stock to provide dividend income. We do not plan to declare or pay any dividends on our capital stock in the foreseeable future. Instead, we intend to retain any earnings to finance the operation and expansion of our business. As a result, common stockholders may only receive a return on their investment if the market price of our common stock increases.

We have been notified by The Nasdaq Stock Market LLC of our failure to comply with certain continued listing requirements and, if we are unable to regain compliance with all applicable continued listing requirements and standards of Nasdaq, our common stock could be delisted from Nasdaq.

As we previously disclosed, on May 31, 2023, Nasdaq Listing Qualifications staff (“Staff”) notified us that the market value of our listed securities (“MVLS”) was below the minimum $35,000,000 required for continued listing as set forth in Listing Rule 5550(b)(2). In accordance with Listing Rule 5810(c)(3)(C), we were provided 180 calendar days, or until November 27, 2023, to regain compliance. On November 28, 2023, the Staff notified us that it had determined to delist us as we did not comply with the MVLS requirement for listing on Nasdaq. On November 29, 2023, we requested a hearing. A hearing on the matter was held on February 22, 2024, where we presented our compliance plan. Subject to our meeting certain requirements by March 31, 2024, the Hearings Panel granted us an extension until May 28, 2024, to regain compliance with the Market Value of Listed Securities (“MVLS”) requirement of $35,000,000 or satisfy any of the alternative requirements in Listing Rule 5550(b).

Notwithstanding the foregoing, there can be no assurance that we will be able to meet these deadlines or ultimately regain compliance with all applicable requirements for continued listing.

The market price of our common stock may be volatile and may decline regardless of our operating performance, and you may lose all or part of your investments.

The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

A possible “short squeeze” due to a sudden increase in demand of our common stock that largely exceeds supply may lead to price volatility in our common stock.

Investors may purchase our common stock to hedge existing exposure in our common stock or to speculate on the price of our common stock. Speculation on the price of our common stock may involve long and short exposures. To the extent aggregate short exposure exceeds the number of shares of our common stock available for purchase in the open market, investors with short exposure may have to pay a premium to repurchase our common stock for delivery to lenders of our common stock. Those repurchases may in turn dramatically increase the price of us common stock until investors with short exposure can purchase additional common stock to cover their short position. This is often referred to as a “short squeeze.” A short squeeze could lead to volatile price movements in our common stock that are not directly correlated to the performance, or prospects of our common stock and once investors purchase the shares of common stock necessary to cover their short position the price of our common stock may decline. Provisions in our charter documents and under Delaware law could make an acquisition of our company more difficult, limit attempts by our stockholders to replace or remove our current Board and limit the market price of our Class A common stock.

Provisions in our second amended and restated certificate of incorporation (the “Certificate of Incorporation”) and bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our amended and restated certificate of incorporation and bylaws, include provisions that:

•
permit the board of directors to establish the number of directors and fill any vacancies and newly created directorships; and;
•
provide that the board of directors is expressly authorized to make, alter, or repeal our bylaws.

Moreover, Section 203 of the Delaware General Corporation Law ("DGCL") may discourage, delay, or prevent a change in control of our company. Section 203 imposes certain restrictions on mergers, business combinations, and other transactions between us and holders of 15% or more of our common stock.

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

Our Certificate of Incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for any stockholder for (a) any derivative action or proceeding brought on our behalf, (c) any action asserting a claim of breach of a fiduciary duty owed by, or other wrongdoing by, any director, officer, employee or agent of the Company to the Company or the Company’s stockholders, (c) any action asserting a claim arising pursuant to any provision of the DGCL or the Company’s Certificate of Incorporation or bylaws, (d) any action to interpret, apply, enforce or determine the validity of the Company’s Certificate of Incorporation or bylaws, or (e) any action asserting a claim governed by the internal affairs doctrine. The federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint, claim or proceeding asserting a cause of action arising under the Exchange Act or the Securities Act. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Stockholders cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Any person or entity purchasing or otherwise acquiring or holding any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provision in our Certificate of Incorporation.

The choice-of-forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, and may result in increased costs to a stockholder who has to bring a claim in a forum that is not convenient to the stockholder, which may discourage such lawsuits. Although under Section 115 of the DGCL, exclusive forum provisions may be included in a company’s certificate of incorporation, the enforceability of similar forum provisions in other companies’ certificates or incorporation or bylaws has been challenged in legal proceedings, and it is possible that a court could find these types of provisions to be inapplicable or unenforceable. If a court were to find the exclusive forum provision of our Certificate of Incorporation inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and Board.

Our failure to meet the continued listing requirements of The Nasdaq Capital Market could result in a de-listing of our common stock.

Our shares of common stock are listed for trading on The Nasdaq Capital Market under the symbol “MRAI.” If we fail to satisfy the continued listing requirements of The Nasdaq Capital Market such as the corporate governance requirements, the stockholder’s equity requirement or the minimum closing bid price requirement, The Nasdaq Capital Market may take steps to de-list our common stock or warrants. Such a de-listing or even notification of failure to comply with such requirements would likely have a negative effect on the price of our common stock and warrants would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a de-listing, we would take actions to restore our compliance with The Nasdaq Capital Market’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below The Nasdaq Capital Market, minimum bid price requirement or prevent future non-compliance with The Nasdaq Capital Market’s listing requirements.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our common stock is listed on The Nasdaq Capital Market, our common stock is covered securities. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. Further, if we were to be delisted from The Nasdaq Capital Market, our common stock would cease to be recognized as covered securities and we would be subject to regulation in each state in which we offer our securities.

If we are deemed to be a “controlled company” under the rules of the Nasdaq Capital Market, we will be exempt from certain corporate governance requirements that could have an adverse effect on our shareholders.

Certain of our shareholders including HillCour Investment Fund, LLC, collectively beneficially own 38.8% of our total voting power. As such, we meet the definition of a “controlled company” under the corporate governance standards for Nasdaq listed companies and may be eligible to utilize certain exemptions from the corporate governance requirements of the Nasdaq Stock Market. We are a “controlled company” within the meaning of Nasdaq Listing Rule 5615(c). As a controlled company, we qualify for, and our board of directors, the composition of which is and will be controlled by these shareholders may rely upon, exemptions from several of Nasdaq’s corporate governance requirements, including requirements that:

•
most of the board of directors consist of independent directors
•
compensation of officers be determined or recommended to the board of directors by a majority of its independent directors or by a compensation committee comprised solely of independent directors; and
•
director nominees be selected or recommended to the board of directors by a majority of its independent directors or by a nominating committee that is composed entirely of independent directors

As long as our officers and directors, either individually or in the aggregate, own at least 50% of the voting power of our Company, we are a “controlled company” as defined under Nasdaq Marketplace Rules.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 1C. CYBERSECURITY.

Our board of directors recognizes the critical importance of maintaining the trust and confidence of our customers, clients, business partners and employees. The Audit Committee along with our board of directors is actively involved in oversight of our risk management program, and cybersecurity represents an important component of our overall approach to risk management. Our cybersecurity policies, standards, processes and practices are fully integrated into our risk management program and are based on recognized frameworks established by the National Institute of Standards and Technology, the International Organization for Standardization and other applicable industry standards . In general, we seek to address cybersecurity risks through a comprehensive, cross-functional approach that is focused on preserving the confidentiality, security and availability of the information that we collect and store by identifying, preventing and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur.

Risk Management and Strategy

As part of the critical elements of our overall risk management approach, our cybersecurity program is focused on the following key areas:

•
Governance: As discussed in more detail under the heading “Governance,” The board of directors oversight of cybersecurity risk management is supported by the Audit Committee of the board of directors (the “Audit Committee”), which interacts with our Enterprise Risk Management function, our Chief Information Security Officer (“CISO”), other members of management and relevant management committees and councils, including management’s Cybersecurity Council.
•
Collaborative Approach: We have implemented a comprehensive, cross-functional approach to identifying, preventing and mitigating cybersecurity threats and incidents, and controls and procedures that provide for the prompt escalation of certain cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by management in a timely manner.
•
Technical Safeguards: We deploy technical safeguards that are designed to protect our information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence.
•
Incident Response and Recovery Planning: We have established and maintains comprehensive incident response and recovery plans that fully address our response to a cybersecurity incident, and such plans are tested and evaluated on a regular basis.
•
Third-Party Risk Management: We maintain a comprehensive, risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers and other external users of our systems, as well as the systems of third parties that could adversely impact our business in the event of a cybersecurity incident affecting those third-party systems.
•
Education and Awareness: We provide regular, mandatory training for personnel regarding cybersecurity threats as a means to equip our personnel with effective tools to address cybersecurity threats, and to communicate our evolving information security policies, standards, processes and practices.

We engage in the periodic assessment and testing of our policies, standards, processes and practices that are designed to address cybersecurity threats and incidents. These efforts include a wide range of activities, including audits, assessments, tabletop exercises, threat modeling, vulnerability testing, and other exercises focused on evaluating the effectiveness of our cybersecurity measures and planning. We regularly engage third parties to perform assessments on our cybersecurity measures, including information security maturity assessments, audits and independent reviews of our information security control environment and operating effectiveness. The results of such assessments, audits and reviews are reported to the Audit Committee and the board of directors, and we adjust our cybersecurity policies, standards, processes and practices as necessary based on the information provided by these assessments, audits and reviews.

Governance

The board of directors, in coordination with the Audit Committee, oversees our risk management process, including the management of risks arising from cybersecurity threats. The board of directors and the Audit Committee each receive regular presentations and reports on cybersecurity risks, which address a wide range of topics including recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends and information security considerations arising with respect to our peers and third parties. The board of directors and the Audit Committee also receive prompt and timely information regarding any cybersecurity incident that meets established reporting thresholds, as well as ongoing updates regarding any such incident until it has been addressed. On an annual basis, the board of directors and the Audit Committee discuss our approach to cybersecurity risk management with our CISO.

The CISO works collaboratively across the Company to implement a program designed to protect the Company’s information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents in accordance with the Company’s incident response and recovery plans. To facilitate the success of the Company’s cybersecurity risk management program, multidisciplinary teams throughout the Company are deployed to address cybersecurity threats and to respond to cybersecurity incidents. Through ongoing communications with these teams, the CISO monitors the prevention, detection, mitigation and remediation of cybersecurity threats and incidents in real time and report such threats and incidents to the Audit Committee when appropriate.

Cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected or are reasonably likely to affect the Company, including our business strategy, results of operations or financial condition.

ITEM 2. PROPERTIES.

Our principal executive and administrative offices are located at 615 Channelside Drive, Suite 207, Tampa, Florida, and consist of leased office space square feet, which will expire in June 2024. Its base rent is approximately $4,910 per month, subject to annual adjustments.

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

For fiscal year ended December 31, 2023, we recognized a net lease expense in the amount of $1,479,399.

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

As of March 26, 2024, there were 38 holders of record, and 10,300,548 of our common shares were issued and outstanding. Equiniti Trust Company, LLC is the registrar and transfer agent for our common shares. Their address is 55 Challenger Road, 2nd Floor, Ridgefield, NJ 07660, telephone: (718) 921-8300, (800) 937-5449.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We are a national technology-driven healthcare TPA, which uses AI and data analytics combined with cost containment programs to help our Clients lower their cost of healthcare by enabling better health outcomes for their employees and families. Our mission is to positively change healthcare for the benefit of (i) our Clients who are self-insured employers that pay for their employees’ healthcare benefits and engage us to administer the latter’s healthcare claims, and we refer to them as our “Clients”, (ii) employees and their family members who receive these healthcare benefits from our Clients, and we refer to them as our “Members”, and (iii) healthcare providers including, doctors, doctor groups, hospitals, clinics, and any other entities providing healthcare services or products, and we refer to them as the “Providers.” We provide affordable, intelligent, healthcare programs for self-insured employers in the U.S. We provide administrative services, and act as TPA to self-insured employers who provide healthcare benefits to their employees. Most of our Clients are small and medium-sized companies as well as local government entities.

Representation in the Financial Statements of Marpai, Inc.

The consolidated financial statements of Marpai, Inc and the discussion of the results of our operations in this Annual Report, reflect the results of the operations of Marpai Health (and its subsidiary EYME) and Marpai Administrators for all periods presented, the results of Maestro Health since its acquisition on November 1, 2022 and the results of Marpai Captive Since its inception.

Results of Operations – Comparison of the Years ended December 31, 2023 and 2022

	Years Ended December 31,
	2023	2022	Change	%
Revenue
Revenue	$37,155,050	$24,341,874	$12,813,176	53%
Costs and Expenses
Cost of revenue (exclusive of depreciation and
amortization shown separately below)	24,239,117	17,136,330	7,102,787	41%
General and administrative	19,176,895	12,318,529	6,858,366	56%
Sales and marketing	6,596,981	6,938,513	(341,532)	-5%
Information technology	5,834,255	6,372,795	(538,540)	-8%
Research and development	1,311,695	3,708,068	(2,396,373)	-65%
Depreciation and amortization	3,896,833	3,538,237	358,596	10%
Impairment of goodwill	3,017,600	—	3,017,600	n/a
Facilities	2,472,192	1,012,827	1,459,365	144%
Loss on disposal of asset	335,106	273,430	61,676	23%
Gain on Sale of Business Unit	(1,748,641)	—	(1,748,641)	n/a
Total Costs and Expenses	65,132,033	51,298,729	13,833,304	27%
Operating Loss	(27,976,983)	(26,956,855)	(1,020,128)	4%
Other income and (expenses)
Other income, net	488,869	234,472	254,397	108%
Interest expense, net	(1,527,449)	(266,778)	(1,260,671)	473%
Foreign exchange loss	(26,475)	(361)	(26,114)	7234%
Total other expense	(1,065,055)	(32,667)	(1,032,388)	3160%
Loss before income taxes	(29,042,038)	(26,989,522)	(2,052,516)	8%
Income tax benefit	(290,138)	(521,132)	230,994	-44%
Net Loss	$(28,751,900)	$(26,468,390)	$(2,283,510)	9%
Net loss per share, basic and fully diluted	$(4.14)	$(5.23)	$1.09	-21%

Comparison of the Years December 31, 2023 and 2022

Revenue and Cost of Revenue

During the years ended December 31, 2023 and 2022, our total revenue was $37,155,050 and $24,341,874 respectively. Revenues increased mainly owing to the addition of revenue derived from Maestro Health amounting to $16,683,732 (which was not included in our operating results prior to its acquisition on November 1, 2022), new services offered to existing Clients amounting to $292,811, and captive revenue of $325,905 partially offset by a decline of $4,080,498 in revenue due to the termination by the Company, effective September 2022, of a contract with a Client that failed to meet its contractual obligations. Total revenues consist of fees that we charge Clients in consideration for administering their self-insured healthcare plans as well as fees that we receive for ancillary services such as care management, case management, cost containment services, and other services provided to our customers by us or other vendors.

During the years ended December 31, 2023 and 2022, our cost of revenue exclusive of depreciation and amortization was $24,239,117 and $17,136,330, respectively. The main reason for the increase in the cost of revenue was due to the addition of Maestro Health's cost of revenue, which amounted to $8,800,986 and were not included in our operating results prior the Maestro Acquisition, and an increase in cost of revenues amounting to $1,211,882 relating to the addition of a large customer, partially offset by the reduction in the cost of revenues amounting to $2,874,938 relating to the termination of the customer contract described above.

Total cost of revenues consists of (i) service fees, which primarily include vendor fees associated with the Client’s benefit program selections, (ii) the direct labor costs associated with claim management and processing services, and (iii) direct labor costs associated with providing customer support and services to the Clients, Members, Providers, and other external stakeholders as well as direct labor costs associated with care and case management services.

Research and Development Expenses

We incurred $1,311,695 of research and development expenses for the year ended December 31, 2023 compared to $3,708,068 for the year ended December 31, 2022, a decrease of $2,396,373. The decrease is attributable to (i) decreased expenditures in EYME amounting to approximately $1,415,068, associated primarily with a lower number of research and development employees during 2023 as compared to 2022, (ii) a decrease in employee stock based compensation of $326,411, and (iii) in 2022, there was an allocation of $654,894 of the President of Production and Development’s time to research and development expenses, with no allocation of such time to research and development in 2023 due to the change in the President of Production and Development’s job responsibilities.

General and Administrative Expenses

We incurred $19,176,895 of general and administrative expenses for the year ended December 31, 2023 compared to $12,318,529 for the year ended December 31, 2022, an increase of $6,858,366. The increase is due to general and administrative expenses generated by the acquisition of Maestro Health amounting to $6,759,171 (which were not included in the operating results of the Company prior to the Maestro Acquisition).

Sales and Marketing Expenses

We incurred $6,596,981 of sales and marketing expenses for the year ended December 31, 2023 compared to $6,938,513 for the year ended December 31, 2022, a decrease of $341,532. This decrease in sales and marketing expenses was primarily due to the reduction in outside marketing of $953,029, reduced trade show cost of $492,371, partially offset by sales and marketing expenses generated by Maestro Health amounting to $1,116,283 (which were not included in the operating results of the Company prior to the Maestro Acquisition).

Information Technology Expenses

We incurred $5,834,255 of information technology expenses for the year ended December 31, 2023 compared to $6,372,795 for the year ended December 31, 2022, a decrease of $538,540. The decrease in information technology expenses was due to employee reassignment due to department reorganization of approximately $826,000 (ii) in 2022, there was an allocation of $654,894 of the President of Production and Development’s time to information technology expenses, with no allocation of such time to information technology in 2023 due to the change in the President of Production and Development’s job responsibilities, offset by additional information technology expenses generated by Maestro Health amounting to $2,279,090 (which were not included in the operating results of the Company prior to the Maestro Acquisition).

Facilities expenses, depreciation and amortization

We incurred facilities expenses of $2,472,192 and depreciation and amortization expenses of $3,896,833 for the year ended December 31, 2023 compared to facilities expenses of $1,012,827 and depreciation expenses of $3,538,237 for the year ended December 31, 2022. These increases were due to facilities expenses of $1,255,094 and depreciation and amortization expense of $381,119 generated by Maestro Health (which were not included in the operating results of the Company prior to the Maestro Acquisition).

Loss on Disposal of Assets

We incurred a $335,106 loss on disposal of assets for the year ended December 31, 2023, compared to $273,430 for the year ended December 31, 2022. This increase was primarily due to disposal of furniture and leasehold improvement assets that were no longer needed as the lease terms ended.

Gain on Sale of Business Unit

For the year ended December 31, 2023 we realized a $1,748,641 gain on sale of our non-core FSA/HSA business unit.

Interest Expense, net

We incurred $1,527,449 of interest expense for the year ended December 31, 2023, compared to $266,778 for the year ended December 31, 2022, an increase of $1,260,671. Interest expense increased primarily due to the interest accrued on outstanding debt relating to the acquisition of Maestro Health which closed on November 1, 2022.

Net Loss

Net loss for the year ended December 31, 2023 amounted to $28,751,900 as compared to a loss of $26,468,390 for the year ended December 31, 2022. The increase in the net loss was due to increased general and administrative expenses, facilities, and goodwill impairment, partially offset by reductions in sales and marketing expenses, information technology expenses, and research and development expenses, for the reasons mentioned above.

Loss per share for the year ended December 31, 2023 was $4.14, as compared to $5.23 loss per share for the year ended December 31, 2022. The loss per share for the year ended December 31, 2023 decreased mainly as a result of an increase in our weighted average number of shares due to the issuance of additional shares during the year ended December 31, 2023. The increase in weighted average common shares outstanding primarily reflects as a result of the issuances of new shares of common stock in April 2023.

Liquidity and Capital Resources

As of December 31, 2023, we had an accumulated deficit of approximately $76.7 million, short-term debt of $0.6 million, long-term debt of $19.4 million, unrestricted cash of approximately $1.1 million and negative working capital of approximately $3.8 million.

We have spent most of our cash resources on funding our operating activities. Through December 31, 2023,we financed our operations primarily with the proceeds from the issuance of convertible promissory notes and warrants as well as sales of our equity securities.

In accordance with the terms of the AXA Agreement, $2,294,751, or 35% of the net proceeds from the offering, were expected to be used to pay down the debt to the seller. Based on an agreement reached with the seller 50% of the amount due or $1,147,376 was paid to the seller on July 19, 2023, and the balance will be paid no later than September 18, 2023. On September 18, 2023, we paid AXA $200,000 towards fulfilling our obligation to pay the remaining $1,147,375, and AXA agreed to receive the remaining balance of $947,375 over the course of six payments of $157,896 no later then April 2024. We expect to complete our obligation in the allotted time frame.

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

On December 14, 2023, we, through Maestro Health, entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Payflex Systems USA, Inc. (“Payflex”), pursuant to which we agreed to sell certain of our assets relating to our consumer directed benefits business. Pursuant to the Asset Purchase Agreement, Payflex agreed to pay us $1 million in cash as well as assume certain liabilities. In addition, provided that two customer agreements remain in place by January 1, 2025 and September 1, 2024, respectively, Payflex shall pay an additional contingent fee of $500,000 per Client. The Asset Purchase Agreement contains customary representations and warranties and covenants. The transaction contemplated by the Asset Purchase Agreement closed on December 14, 2023.

On December 14, 2023, we entered into a securities purchase agreement (the “First SPA”) with HillCour Investment Fund, LLC, an entity controlled by our Chief Executive Officer, Damien Lamendola, pursuant to which we agreed and sold 150,000 shares of Common Stock in a private placement, at a purchase price of $1.97 per share.

On January 16, 2024, we entered into a securities purchase agreement (the “Second SPA”) with certain Company insiders consisting of HillCour Investment Fund, LLC, our Chairman, Yaron Eitan, and one of our directors, Robert Pons, pursuant to which we agreed and sold 1,322,100 shares of our Common Stock in a private placement, at a purchase price of $0.9201 per share (the consolidated closing bid price of our Common Stock on Nasdaq as of January 16, 2024). The securities issued in the First SPA and Second SPA are exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506(b) of Regulation D promulgated thereunder. The securities have not been registered under the Securities Act and may not be sold in the United States absent registration or an exemption from registration.

On February 5, 2024, we entered into an Agreement of Sale of Future Receipts (the “Libertas Agreement”) with Libertas Funding LLC (“Libertas”) to sell future receipts totaling $2,193,000 for a purchase price of $1,700,000. The future receipts sold were to be delivered weekly to Libertas at predetermined amounts over a period of nine months. The agreement contains an early delivery discount fee for delivering the future receivables before the expatriation of the Libertas Agreement and other provisions. Our Chief Executive Officer, Damien Lamendola, provided a guarantee for the funding agreement through various entities he controls.

On March 7, 2024, we entered into a securities purchase agreement with HillCour Investment Fund, LLC, an entity controlled by the Company’s Chief Executive Officer, Damien Lamendola, pursuant to which we agreed to and sold 910,000 shares of Common Stock in a private placement, at a purchase price of $1.65 per share.

Cash Flows

The following table summarizes selected information about our sources and uses of cash, cash equivalents and restricted cash for the years ended December 31, 2023 and 2022:

Comparison of the Years Ended December 31, 2023 and 2022

	Year Ended December 31,
	2023	2022
Net cash used in operating activities	$(15,749,206)	$(35,239,299)
Net cash (used in) provided by investing activities	1,026,912	32,422,576
Net cash provided by financing activities	5,096,562	196
Net decrease in cash and cash equivalents and restricted cash	$(9,625,732)	$(2,816,527)

Net Cash Used in Operating Activities

Net cash used in operating activities totaled $15,749,206 for the year ended December 31, 2023 and $35,239,299 for the year ended December 31, 2022, a decrease of $19,490,093 in net cash used in operations. Net cash used in operating activities for the year ended December 31, 2023 was primarily driven by our net loss for the year of $28,751,900 partially offset by non-cash items totaling approximately $10,658,231 as well as a decrease in net working capital items amounting to approximately $2,344,462.

Net Cash Provided by Investing Activities

A total of $1,026,912 was used in investing activities in the year ended December 31, 2023 and $32,422,576 provided the year ended December 31, 2022, a decrease of $31,395,664. The decrease in net cash provided by investing activities was mainly due to the cash and restricted cash acquired as part of the Maestro Health Acquisition during the year ended December 2022, partially offset by proceeds from sale of a business unit of $1,000,000 during the year ended December 31, 2023.

Net Cash Provided by Financing Activities

Financing activities provided net cash of $5,096,562 and $196 during the years ended December 31, 2023 and 2022, respectively. In 2023 the cash provided from financing activities was primarily from common stock issuances in a public offering offset by the repayment of the AXA Loan of $1,663,168 compared to 2022 when it was related to proceeds from the exercise of options.

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

Capitalized Software

We comply with the guidance of ASC Topic 350-40, “Intangibles — Goodwill and Other — Internal Use Software”, in accounting for the Company’s internally developed system projects that we utilize to provide our services to customers. These system projects generally relate to the Company’s software that is not intended for sale or otherwise marketed. Internal and external costs incurred during the preliminary project stage are expensed as they are incurred. Once a project has reached the development stage, we capitalize direct internal and external costs until the software is substantially complete and ready for its intended use. Costs for upgrades and enhancements are capitalized, whereas costs incurred for maintenance are expensed as incurred. These capitalized software costs are amortized on a project by- project basis over the expected economic life of the underlying software on a straight-line basis, which is generally three to five years. Amortization commences when the software is available for its intended use.

Goodwill

Goodwill is recognized and initially measured as any excess of the acquisition-date consideration transferred in a business combination over the acquisition-date amounts recognized for the net identifiable assets acquired. Goodwill is not amortized but is tested for impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not result in an impairment of goodwill. We operate in one reporting segment and reporting unit; therefore, goodwill is tested for impairment at the consolidated level. First, we assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than it’s carrying amount. If we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we conduct a quantitative goodwill impairment test comparing the fair value of the applicable reporting unit with its carrying value. If the carrying amount of the reporting unit exceeds the fair value of the reporting unit, we recognize an impairment loss in the consolidated statement of operations for the amount by which the carrying amount exceeds the fair value of the reporting unit. We perform the annual goodwill impairment test on December 31. The Company’s analysis led to the write off of approximately $3.0 million in goodwill in 2023.

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

We follow ASC Topic 740-10-65-1 in accounting for uncertainty in income taxes by prescribing rules for recognition, measurement, and classification in financial statements of tax positions taken or expected to be in a tax return. This prescribes a two-step process for the financial statement measurement and recognition of a tax position. The first step involves the determination of whether it is more likely than not (greater than 50 percent likelihood) that a tax position will be sustained upon examination, based on the technical merits of the position. The second step requires that any tax position that meets the more likely than not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is a greater than 50 percent likelihood of being realized upon ultimate settlement. This topic also provides guidance on the accounting for related interest and penalties, financial statement classification and disclosure. Our policy is that any interest or penalties related to uncertain tax positions are recognized in income tax expense when incurred. We have no uncertain tax positions or related interest or penalties requiring accrual on December 31, 2023 and December 31, 2022.

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

Share-Based Compensation

We account for share-based awards issued to employees in accordance with ASC Topic 718, “Compensation—Stock Compensation”. In addition, we issue share-based compensation to non-employees in exchange for consulting services and accounts for these in accordance with the provisions of Accounting Standards Update (“ASU”) 2018-07, “Improvements to Nonemployee Share-Based Payment Accounting”

(“ASU 2018-07”). Compensation expense is measured at the grant date, based on the calculated fair value of the award, and recognized as an expense over the requisite service period, which is generally the vesting period of the grant. For modification of share-based payment awards, we record the incremental fair value of the modified award as share-based compensation on the date of modification for vested awards or over the remaining vesting period for unvested awards. The incremental compensation is the excess of the fair value of the modified award on the date of modification over the fair value of the original award immediately before the modification. The sum of the incremental compensation cost and the remaining unrecognized compensation cost for the original award on the modification date is recognized over the requisite service period.

We estimate the expected term of our stock options granted to employees using the simplified method, whereby the expected term equals the average of the vesting term and the original contractual term of the option. We utilize this method as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. For stock options granted to non-employees, we utilize the contractual term of the option as the basis for the expected term assumption. All other assumptions used to calculate the grant date fair value are generally consistent with the assumptions used for options granted to employees. For the purpose of calculating share-based compensation, we estimate the fair value of stock options using a Black-Scholes option-pricing model. The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. The expected volatility is based on the historical volatility of company data while the expected life of the stock options is based on historical and other economic data trended into the future. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding to the expected option term. The dividend yield assumption is based on our history and expectation of no dividend payouts.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2023. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023.

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

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report and that we maintained effective internal control over financial reporting as of December 31, 2023.

Our management, including our Chief Executive Officer and Chief Financial Officer, have determined, based on the procedures we have performed, that the consolidated financial statements included in this report fairly present in all material respects our financial condition and results of operations as of and for the years ended December 31, 2023 and 2022 in accordance with U.S. GAAP.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of fiscal year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our directors and executive officers, their ages, positions currently held, and duration of such, are as follows

Name	Age	Position	Date First Elected or Appointed
Damien Lamendola	68	Chief Executive Officer and Director	November 6, 2023
Steve Johnson	53	Chief Financial Officer	November 6, 2023
John Powers	56	President & Chief Operating Officer	January 11, 2024
Yaron Eitan	67	Chairman of the Board of Directors	April 1, 2021
Mike Dendy	65	Director	November 6, 2023
Sagiv Shiv	67	Director	February 1, 2023
Mohsen Moazami	63	Director	March 30, 2022
Colleen DiClaudio	46	Director	October 28, 2021
Jennifer Calabrese	53	Director	December 7, 2023
Robert Pons	67	Director	December 7, 2023

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which they were employed.

Damien Lamendola, Chief Executive Officer and Director

Mr. Lamendola has served as our Chief Executive Officer since November 2023. He joined our board of directors on April 1, 2021. Mr. Lamendola founded Continental Benefits, LLC in 2013 and was previously the Chief Executive Officer until 2019. Mr. Lamendola has served as President of HillCour Holding Corporation (f/k/a Welldyne Holding Corp.) since March 2002, and he continues to serve in this role. Mr. Lamendola also continues to serve HillCour Holding Corporation as a Board Member since 2017, WellDyneRx, LLC as a Board Member since 2017, and HillCour Investment Fund, LLC as Manager since 2017.

As President of HillCour Holding Corporation, Mr. Lamendola leads and oversees all strategic operations of multiple operating companies in the health care space. He received a B.S. from McNeese State University and an M.B.A. from Washington University.

We believe that Mr. Lamendola is qualified to serve as a member of our board of directors based on his perspective and experience building and leading strategic corporate operations and his expertise in the healthcare industry.

Steve Johnson, Chief Financial Officer

Mr. Johnson has served as our Chief Financial Officer since November 2023. Mr. Johnson has served as CFO and advisory board member of HillCour Holding Corporation (f/k/a Welldyne Holding Corp.) since September 2016, an investment firm with holdings in various healthcare companies.

Mr. Johnson previously served as Chief Financial Officer of Continental Benefits, LLC which was subsequently acquired by the Company in April 2021. He received a B.B.A from The George Washington University and an M.B.A from Columbia Business School with dual concentrations in Accounting and Finance.

John Powers, President and Chief Operating Officer

Mr. Powers has served as our President and Chief Operating Officer since January 2024. Prior to that, Mr. Powers served as the Chief Executive Officer for Homestead Strategic Holdings. From May 2021 through May 2022, he served as Vice President of Healthcomp Holdings, a privately held third party administrator, where he managed the integrated solutions while driving an industry-leading client-based Net Promoter Score (NPS) of 80.

Prior to those roles, from July 2012 to May 2021, Mr. Powers served as Executive Vice President and Principal of Advanced Medical Pricing Solutions (AMPS) – a leading healthcare cost containment company. In these positions, Mr. Powers was instrumental in driving tens of millions of dollars in savings for his clients. He received a B.A. from Millikin University.

Yaron Eitan, Chairman of the Board of Directors

Mr. Eitan has served as Chairman of our board of directors since April 1, 2021. He served as Chairman of the board of directors of Marpai Health since its inception in February 2019. Mr. Eitan has also served as a member of the board of directors of Nano Dimension, Ltd. (Nasdaq: NNDM) since April 2020, and he continues to serve in this role. He served as Executive Chairman of the board of directors of DeepCube Ltd. from February 2017 to March 2021. Mr. Eitan also continues to serve Emporus, Ltd. as Chairman since February 2020, and Selway Capital LLC as Managing Partner since December 2008.

Mr. Eitan is a technology entrepreneur and investor of private and publicly traded companies with over 30 years of experience. He is the Chairman of deep learning company Emporus Technologies, Ltd. Previously, he was the Chairman of deep learning company DeepCube, Ltd. and co-founder and co-Chairman of 340Basics Technologies. He was a Partner at CNTP, a multi-stage investment fund, where he led all Israeli investments, and he has been a member of the board of directors of several technology companies. He received a B.S. from Haifa University and an M.B.A. from The Wharton School of the University of Pennsylvania.

We believe that Mr. Eitan is qualified to serve as a member of our board of directors based on his significant technology and entrepreneurship expertise, the perspective he brings as the former Chairman of Marpai Health, and his deep learning background.

Mike Dendy, Director

Mr. Dendy has served as a member of our board of directors since November 2023. Mr. Dendy has been a leader in the healthcare benefits space for over 30 years and has excelled at both administrative and cost containment functions. Mr. Dendy built HPS Paradigm Administrators into one of the preeminent third-party administrators in the country before selling it in 2004. Mr. Dendy then founded and built Advanced Medical Pricing Solutions (AMPS) into the leading national player in the healthcare cost containment field using medical billing review and reference-based reimbursement services to save their clients tens of millions of dollars annually. He is now CEO of CarynHealth, an extremely unique alternative benefits company that has grown exponentially in the four years since its inception.

We believe that Mr. Dendy is qualified to serve as a member of our board of directors based on his over thirty years of experience in healthcare benefits, Mr. Dendy is a seasoned leader who has excelled in both administrative and cost containment functions.

Sagiv Shiv, Director

Mr. Shiv joined our board of directors on February 1, 2023. Since 2023, Mr. Shiv has served as the Managing Director and the Head of M&A and Advisory Services at Aldwych Capital Partners. His professional experience includes leading the M&A and Advisory teams at National Securities Corp., StoneX Inc. and Merriman Capital. Mr. Sagiv has advised governments, agencies, private and public companies, and financial institutions, with a particular focus on cross-border and international assignments. Mr. Shiv also serves on the board of directors and is the chairman of the audit committee of Lomiko Metals Inc. (TSX-V:LMR) since December 2021. He has served on the boards of several publicly-traded companies, as well as on the boards of private entities and charities.

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

We believe Mr. Shiv is qualified to serve on our board of directors based on his business and capital markets experience and relationships and contacts.

Mohsen Moazami, Director

Mr. Moazami joined our board of directors on March 30, 2022. Mr. Moazami has had a distinguished career in the technology industry spanning various roles from, founder/Chief Executive Officer leading his company to a strong exit (Accenture), Fortune 50 executive and venture capital investing. He is a 2010 recipient of Ellis Island Medal of Honor.

Since March 2019, Mr. Moazami has served as the Managing Partner of Seif Capital, a venture capital and advisory firm he founded. Since February 2021, he has also served as Chairman of the Board of Astrea Acquisition Corporation (Nasdaq: ASAXU). From April 2013 to December 2018, Mr. Moazami served as Managing Director of CNTP, a novel global tech investment firm he founded to combine the best attributes of venture capital and private equity business models. Prior to this, he spent 11 years as a member of the Cisco executive staff where he most recently was on the senior leadership team of the Emerging Markets which covered 132 countries. He has served on a variety of boards including Zoomdata, Aerospike, vArmour, Frame, Deep Instinct and Kaazing. Mr. Moazami received a Bachelor of Science from University of California, San Diego and a Masters in Engineering from Stanford University.

We believe Mr. Moazami is qualified to serve on our board of directors based on his business experience and relationships and contacts.

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

Jennifer Calabrese, Director

Ms. Calabrese has served as a member of our board of directors since December 2023. Ms. Calabrese is the founder and Chief Executive Officer of Calabrese Consulting, LLC (“CCL”). Founded in 2012, CCL is a woman-owned, full-service accounting and advisory firm with over 40 employees, serving more than 350 clients around the world. Ms. Calabrese is a Certified Public Accountant, a Chartered Global Management Accountant, and a member of both The American Institute of Certified Public Accountants and The New York State Society of Certified Public Accountants.

We believe that Ms. Calabrese is qualified to serve as a member of our board of directors based on her nearly 30 years of expertise in finance and accounting along with her service as an adjunct assistant professor in Accounting for Hofstra University.

Robert Pons, Director

Mr. Pons has served as a member of our board of directors since December 2023. Mr. Pons has served on the board of directors of fifteen publicly traded companies, utilizing his more than forty years of hands-on operating experience as a Chief Executive Officer and in senior executive positions in high growth companies and companies in need of turnaround strategies. Mr. Pons has served as President and Chief Executive Officer of Spartan Advisors, Inc., a management consulting firm specializing in telecom and technology companies, since January 2017.

We believe that Mr. Pons is qualified to serve as a member of our board of directors based on his service on the board of directors of fifteen publicly traded companies, utilizing his more than forty years of hands-on operating experience as a Chief Executive Officer and in senior executive positions in high growth companies and companies in need of turnaround strategies.

There are no family relationships between any of the directors or officers named above.

Number and Terms of Office of Officers and Directors

Our Board has eight members, six of whom are deemed “independent” under SEC and Nasdaq rules.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our Board is authorized to appoint persons to the offices set forth in our certificate of incorporation as it deems appropriate.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship with the company which in the opinion of the company’s Board, could interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. We have “independent directors” as defined in Nasdaq’s listing standards and applicable SEC rules. Our Board has determined that Sagiv Shiv, Mohsen Moazami, Colleen DiClaudio, Robert Pons, Mike Dendy, and Jennifer Calabrese, are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors

Our Board has two standing committees: an audit committee and a compensation committee. Subject to phase-in rules and a limited exception, the rules of Nasdaq and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in rules and a limited exception, the rules of Nasdaq require that the compensation committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that has been approved by our board and has the composition and responsibilities described below. The charter of each committee is available on our website.

Audit Committee

We have established an audit committee of the board of directors. Applicable rules of the Nasdaq require a listed company’s audit committee to be comprised of three independent directors within one year of listing. Mr. Shiv, Ms. DiClaudio and Ms. Calabrese serve as members of our audit committee. Mr. Shiv serves as the chairman of the audit committee. Each member of the audit committee meets the financial literacy requirements of Nasdaq and our board of directors has determined that Sagiv Shiv qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

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
•
reviewing and discussing with management and the independent registered public accounting firm the annual audited consolidated financial statements, and recommending to the board whether the consolidated financial statements should be included in our Annual Report on Form 10-K;
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

Compensation Committee

We have established a compensation committee of our board of directors. The members of our compensation committee are Robert Pons and Colleen DiClaudio. Colleen DiClaudio serves as chairman of the compensation committee.

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

Director Nominations

We do not have a standing nominating committee, though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605 of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The Board believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees are Sagiv Shiv and Colleen DiClaudio. In accordance with Rule 5605 of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table provides summary information concerning cash and non-cash compensation paid or accrued for the fiscal years ending December 31, 2023, 2022 and 2021 to our named executive officers.

				Stock
		Salary	Bonus	Awards	All Other	Total
Name and Principal Position	Year	($)	($)	($)	Compensation	($)
Damien Lamendola, Chief Executive Officer and Director (1)	2023	$—	—	—	—	$—
Edmundo Gonzalez, Chief Executive Officer and Director (2)	2023	292,229	—	—	—	292,229
	2022	363,464	—	212,618	—	576,082
Lutz Finger, President, Product and Development (3)	2023	203,125	125,000	490,870	772,045	1,591,040
	2022	275,002	—	1,494,231	450,001	2,219,234
Steve Johnson, Chief Financial Officer (4)	2023	-	—	—	—	-
Yoram Bibring, Chief Financial Officer (5)	2023	223,125	—	65,810	—	288,935
	2022	264,810	50,000	137,935	—	452,745
Gonen Antebi, Chief Operating Officer (6)	2023	297,917	—	106,896	—	404,813

(1)
Damien Lamendola was appointed as our Chief Executive Officer in November 2023. On January 11, 2024, we entered into an employment agreement with Mr. Lamendola. Pursuant to the terms of the Lamendola Employment Agreement, Mr. Lamendola’s gross annual salary will be $1.00. Mr. Lamendola has been a member of our board of directors since 2021.
(2)
Edmundo Gonzalez joined Marpai Health as Chief Executive Officer since its inception in February 2019 until his resignation in November 2023. This amount includes cash salary payments of $15,125 per month for CEO services as a consultant under a consulting agreement between Marpai Health and Grays West Ventures LLC dated July 29, 2019. Mr. Gonzalez became a Marpai employee on April 1, 2022. Mr. Gonzalez was issued 205,645 shares of our Class B common stock in exchange for his 205,645 restricted shares of Marpai Health on April 1, 2021.
(3)
Lutz Finger joined Marpai as President, Product and Development on February 28, 2022, until his resignation on August 15, 2023. Mr. Finger became a contract employee upon his termination receiving Cash payments of $27,086 per month for his services. Mr. Finger did not receive compensation of any kind from Marpai, or our Subsidiaries, in 2021. He was awarded 336,539 Restricted Stock Units under the 2021 Global Stock Incentive Plan (the “2021 Plan”) with a fair value of $4.44 per share dated June 14, 2022. He was awarded an additional 33,387 Restricted Stock Units under the 2021 Plan with a fair value of $3.80 per share dated February 28, 2023. He was awarded an additional 400,000 Restricted Stock Units under the 2021 Plan with a fair value of $0.91 per share dated August 2, 2023.
(4)
Steve Johnson joined Marpai as Chief Financial Officer on November 2023 and continues in this role. Mr. Johnson did not receive compensation of any kind from Marpai, or our Subsidiaries, in 2023. We entered an employment agreement with Mr. Johnson on January 11, 2024.
(5)
Yoram Bibring joined Marpai as Chief Financial Officer on September 1, 2021 until his resignation in November 2023. He was awarded 20,000 stock options under the 2021 Plan at an exercise price of $16 per share dated October 26, 2021. He was awarded an additional 18,904 stock options under the 2021 Plan at an exercise price of $4.44 per share dated June 14, 2022.
(6)
Gonen Antebi joined Marpai as Chief Operating Officer on February 1, 2023 and continued in this role until his separation on January 31, 2024. Upon his termination he became a consultant with monthly service fees of $5,000. He was awarded 75,000 stock options under the 2021 Plan at an exercise price of $3.48 per share dated January 18, 2023.

Director Compensation

On March 20, 2022, our board of directors, upon the recommendation of our Compensation Committee, approved the change of our independent directors’ compensation to an annual fee of $50,000, payable quarterly. Our directors are and will continue to be reimbursed by us for any out-of-pocket expenses incurred in connection with activities conducted on our behalf.

On December 7, 2023, our board of directors, upon the recommendation of our Compensation Committee, approved the termination of our independent directors’ compensation annual fee of $50,000, payable quarterly. In lieu of the cash compensation, the board of directors approved director compensation through the issuance of Restricted Stock Units based on the following schedule: 50,000 for independent directors and 60,000 for committee chairs and the Chairman of the board of directors. The RSUs vest 30% upon grant, 35% the following year and the remaining 35% one year following. In January 2024, 50,000 RSUs were issued to Ms. Calabrese, Mr. Dendy and Mr. Pons under the 2021 Plan. The remaining directors will be issued their respective RSUs upon approval of the 2024 Plan.

Other than indicated above, no director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments during Fiscal Year 2023.

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

2021 Global Stock Incentive Plan

On May 7, 2021, our board of directors, and the holders of all our issued and outstanding shares of common stock approved the adoption of 2021 Plan which is comprised of (i) an Israeli Sub-Plan that is designated for Israeli residents; and (ii) a U.S. Sub-Plan for U.S. persons. The 2021 Plan provides for the grant of incentive stock options, restricted stocks, restricted stock units, and other equity-based awards (collectively, the “Awards”). We had reserved a total of 375,856 shares of Class A common stock for grants of Awards to our employees, directors, advisory board members, consultants, and the like (collectively, the “Participants”) under the 2021 Plan (including the Israeli Sub-Plan and the U.S. Sub-Plan) or otherwise as shall be determined by the board of directors or any committee designated by it. No option grants shall be made under the 2021 Plan or the Israeli Sub-Plan until the date which is 30 days after filing the relevant forms with the Israeli Tax Authority (the “ITA”), or such earlier date at which the 2021 Plan may be approved by the ITA. At our annual stockholder meeting held on May 31, 2022, our stockholders approved an amendment to the 2021 Plan to increase the available number of shares issuable pursuant to the 2021 Plan from 375,856 to 1,950,855. At our annual stockholder meeting held on May 31, 2022, our stockholders approved an amendment to the 2021 Plan to increase the available number of shares issuable pursuant to the 2021 Plan from 1,905,855 to 2,450,855. The 2021 Plan shall expire in May 2031.

If any Common Stock with respect to which the Participant has the right to purchase and/or receive under the 2021 Plan shall terminate, expire, or otherwise cease to exist, such Common Stock shall again be available for grant as Awards under the 2021 Plan. To date, incentive stock options for 2,638,130 shares of Class A common stock have been approved by the board of directors for grant under the 2021 Plan, with 414,894 shares terminating and returning to the plan pool, and 72,241 shares being exercised. As of December 31, 2022, 58% of the options grant have vested, 19%, 11%, 9%, and 3% will vest in 2024, 2025, 2026, 2027, respectively. To date, RSUs for 893,328 shares of Class A common Stock have been approved by the board for grant under the 2021 plan, with 159,340 shares terminating and returning to the plan pool. As of December 31, 2023, all RSU's have vested.

Director and Officer Liability Insurance

We maintain director and officer liability insurance that provides financial protection for our directors and officers if they are sued in connection with the performance of their services and provides employment practices liability coverage, which insures for harassment and discrimination suits.

Employment Agreements

Chief Executive Officer

On January 11, 2024, we entered into an employment agreement (the “Lamendola Employment Agreement”) with our Chief Executive Officer, Damien Lamendola, effective as of January 2, 2024. Pursuant to the terms of the Lamendola Employment Agreement, Mr. Lamendola’s gross annual salary will be $1.00. Mr. Lamendola will be eligible for bonuses and equity grants in amounts to be determined at the discretion of our board of directors and the Compensation Committee, as applicable. In addition, Mr. Lamendola will be granted an RSU for 600,000 shares of Common Stock, which shall vest over a two-year period, as follows: 30% of the shares subject to the RSU will vest immediately; 35% will vest one year after the commencement of his employment; and 35% will vest two years after the commencement of his employment. In addition, if and when we achieve five million dollars of unadjusted EBITDA within a calendar fiscal year, we will recommend to the board of directors that Mr. Lamendola be granted an equity award consisting of restricted stock units for 100,000 shares, with immediate vesting.

Chief Financial Officer

On January 11, 2024, we entered into an employment agreement (the “Johnson Employment Agreement”) with our Chief Financial Officer, Steve Johnson, effective as of January 2, 2024. Pursuant to the terms of the Johnson Employment Agreement, Mr. Johnson’s gross annual salary will be $35,568. Mr. Johnson will be eligible for bonuses and equity grants in amounts to be determined at the discretion of our board of directors of Directors and the Compensation Committee, as applicable. In addition, Mr. Johnson will be granted an RSU for 350,000 shares of Common Stock, which shall vest over a two-year period, as follows: 30% of the shares subject to the RSU will vest immediately; 35% will vest one year after the commencement of his employment; and 35% will vest two years after the commencement of his employment. In addition, if and when we achieve five million dollars of unadjusted EBITDA within a calendar fiscal year, we will recommend to our board of directors that Mr. Johnson be granted an equity award consisting of restricted stock units for 100,000 shares, with immediate vesting.

Former Chief Executive Officer

On July 29, 2019, we entered into a one-year consulting agreement with Grays West Ventures LLC for consulting services from our former Chief Executive Officer, Edmundo Gonzalez. Mr. Gonzalez received an annual base salary of $20,000 per month in 2019 and $15,125 in 2020, and compensation in the form of the right to purchase 822,581 shares of Marpai Health’s common stock in 2019. No equity awards were granted to Mr. Gonzalez during 2020. Mr. Gonzalez did not receive any annual bonus during the fiscal years ended December 31, 2019, and December 31, 2020. Mr. Gonzalez received benefits equal to $4,533.52 in 2019, and $14,197.81 in 2020.

On April 1, 2021, we entered into an at-will employment agreement with Mr. Gonzalez, which remained in effect until his termination on November 6, 2023. Mr. Gonzalez received a base salary of $350,000 per year, and he may receive an annual bonus based on mutually agreed performance targets. Mr. Gonzalez received participation in the Company’s self-insured group medical and dental plan, a 401k plan with 5% contribution match by the company (up to allowed limits), and short-term and long-term disability benefits.

On December 6, 2023, we executed a separation agreement (the “Gonzalez Agreement”) with Mr. Gonzalez. Pursuant to the terms of the Gonzalez Agreement, we agreed to extend, until December 6, 2024, the exercise period of Mr. Gonzalez’s options which were granted under our 2021 Plan, including (i) the option grant dated June 14, 2022 for 214,308 shares of our Class A common stock, which were fully vested upon grant, (ii) the option grant dated June 14, 2022 for 175,000 shares of our Class A common stock, with a vesting commencement date of June 14, 2022, and (iii) the option grant dated June 14, 2022 for 75,000 shares of our Class A common stock, with a vesting commencement date of June 14, 2022. Also, the Company agreed to issue Mr. Gonzalez a warrant (the “Gonzalez Warrant”) to purchase up to 140,000 shares of our Class A common stock, with an exercise price of $2.50 per share with a five (5) year term. The Gonzalez Warrant’s purchase price is $0.23 per share, with the right to a cashless exercise.

Former Chief Financial Officer

On June 17, 2021, we entered into an at will employment agreement with our Chief Financial Officer, Yoram Bibring, which remained in effect until his termination on November 6, 2023. Mr. Bibring received a base salary of $255,000 per year. He may receive an annual bonus that is equal to 50% of the annualized rate of his base salary with the exception of Mr. Bibring’s target 2021 bonus, which was $75,000, based on mutually agreed performance targets. Mr. Bibring’s employment agreement also included compensation in the form of 125,000 options to purchase Class A common stock, under our 2021 Plan, which vested over four years. On October 26, 2021 Mr. Bibring was granted 80,000 options with an exercise price of $4.00 per share, with 15,625 options vesting at the six-month anniversary of his initial employment, an additional 15,625 options vesting at the first anniversary of his initial employment date, 2,566 options vesting at each of the following 19 months after the first anniversary. The remaining 45,000 options were granted when our shareholders approved the increase of the pool reserved under our 2021 Plan. These options vested in 17 equal monthly installments of 2,647 options commencing on May 1, 2024. Mr. Bibring’s employment agreement provides that full vesting will take place if Marpai is sold or otherwise in the event of a change in control of Marpai. Mr. Bibring received participation in the Company’s self-insured group medical and dental plan, a 401k plan with 5% contribution match by the company (up to allowed limits), and short-term and long-term disability benefits.

On December 5, 2023, we executed a separation agreement (the “Bibring Agreement”) with Mr. Bibring. Pursuant to the terms of the Bibring Agreement, we agreed to pay Mr. Bibring severance in an amount equal to six (6) months of Mr. Bibring’s base salary, totaling $127,500. Any of the aforementioned options which were unvested as of the date of the Bibring Agreement were terminated, effective as of the same date.

President and Chief Operating Officer

Effective January 2, 2024, we entered into an employment agreement with our President and Chief Operating Officer, John Powers (the “Powers Employment Agreement”). Mr. Powers’ gross annual salary will be $150,000. Mr. Powers will be eligible for bonuses and equity grants in amounts to be determined at the discretion of the Company’s Board of Directors and the Compensation Committee of the Company’s Board of Directors, as applicable. In addition, Mr. Powers was granted a RSU for 150,000 shares of Common Stock, which shall vest over a two-year period, as follows: 30% of the shares subject to the RSU will vest immediately; 35% will vest one year after the commencement of his employment; and 35% will vest two years after the commencement of his employment. In addition, if and when we shall achieve five million dollars of unadjusted EBITDA within a calendar fiscal year, the Company will recommend to the board of directors that Mr. Powers be granted an equity award consisting of restricted stock units for 100,000 shares, with immediate vesting.

Former Chief Operating Officer

Effective February 1, 2023, we entered into an employment agreement with Gonen Antebi pursuant to which he was appointed to serve as our Chief Operating Officer, which remained in effect until January 16, 2024. Mr. Antebi was paid an annual base salary of $325,000 per year and was eligible for a bonus of up to 75% of his base salary depending on performance metrics as may be determined by the board of directors or our Compensation Committee. In addition, Mr. Antebi was paid a sign on bonus of $50,000, payable in cash within 15 days following the start date of his employment. Pursuant to his agreement, and subject to the approval of the board of directors, Mr. Antebi was eligible for an option to purchase 300,000 shares of our common stock (the “Initial Award Option”), with an exercise price equal to $3.72. These options vested quarterly over the initial one-year term of his employment.

In the event Mr. Antebi’s employment is terminated without cause, we do not offer to renew his Agreement after the expiration of the initial one year term or any 1 year successive term or if Mr. Antebi terminates his employment for good reason, Mr. Antebi will be entitled to receive a severance payment of 6 months of his base salary (paid in regular installments), the payment of any earned, but unpaid, annual bonus, and the options from the Equity Grant that have vested as of the employment termination date Initial Award Option or Additional Award Option that would have vested as of such termination date.

On January 15, 2024, Mr. Antebi resigned from his position. In connection with Mr. Antebi’s resignation, on January 16, 2024, the Company and Mr. Antebi entered into a separation agreement (the “Antebi Agreement”) terminating Mr. Antebi’s employment effective January 24, 2024. Pursuant to the terms of the Antebi Agreement, we agreed to grant Mr. Antebi severance in the form of a Common Stock purchase warrant (the “Antebi Warrant”) to purchase up to 130,000 shares of Common Stock. The Antebi Warrant is exercisable at any time on or after January 31, 2024 until January 31, 2029 at an exercise price of $2.50 per share.

Former President, Product and Development

On February 28, 2022, we entered into an at will employment agreement with our President, Product Development, Lutz Finger according to which Mr. Finger will receive a base salary of $325,000 per year and will be eligible for a bonus of up to 50% of his base salary depending on performance metrics as may be determined by the Company’s Board or compensation committee. Mr. Finger was paid a sign-on bonus (the “Sign on Bonus”) of $250,000, payable in $125,000 cash and a $125,000 in shares of the Company’s Class A common stock, at the Company’s discretion. Mr. Finger’s employment Agreement also included compensation in the form of the initial grant of with a value of $2,000,000 Class A common stock, which was granted on June 14, 2022. The initial grant vested in equal quarterly installments during the 12 month period following the start date of his employment. Additionally, Mr. Finger was eligible to receive a restricted stock grant on the one-year anniversary of his start date of employment of a number of shares of Class A common stock equal to a value of $2,000,000 in the aggregate. The additional grant vested in equal quarterly installments during the 12 month period following the 1 year anniversary of the start date of his employment. The initial grant and the additional grant were issued pursuant to the Company’s 2021 Plan.

Pursuant to an amendment to the employment agreement in February 2023, we and Mr. Finger agreed that the initial grant will vest equally on the later of the following dates or the date the initial grant is approved by the board of directors: May 28, 2022, August 28, 2022, November 28, 2022 and August 1, 2023. In addition, it was agreed that should Mr. Finger separate from us for any reason before August 1, 2023, the final vesting installment scheduled for August 1, 2023, shall accelerate to the date of separation. In addition, we and Mr. Finger agreed that we may pay 50% of the Sign on Bonus in cash on the one-year anniversary of his start date and 50% will be paid in shares of Class A common stock.

In addition, if the Company elects to renew Mr. Finger’s employment upon the expiration of the initial two-year term, the Company has agreed to pay Mr. Finger a one-time renewal bonus of $250,000 payable in cash or shares of the Company’s Class A common stock, at the Company’s discretion. If paid in cash, such renewal bonus shall be paid within 15 days following the second anniversary of the start date of his employment, and if paid in shares such issuance shall be made following the 24 month anniversary of the start date of his employment, subject to a 12 month restriction period. If Mr. Finger’s employment with the Company is terminated for reasons other than by the Company without cause, by Mr. Finger for good reason, or due to Mr. Finger’s death or disability, within the second and third anniversaries of the start date of his employment, the Renewal Bonus will be repaid to the Company in full.

Mr. Finger’s employment agreement provides that he will be entitled to severance if (1) we terminate his employment without cause, (2) if the Company does not offer to renew his employment agreement after the expiration of the initial two-year term or any 1 year successive term or (2) if Mr. Finger terminates his employment for good reason. Mr. Finger will be entitled to receive a severance payment of 6 months of his base salary (paid in regular installments), the payment of any earned, but unpaid, annual bonus, and the issuance of the balance of the shares of the Initial Grant or Additional Grant that would have vested as of such termination date.

The Company executed a separation agreement with Mr. Finger, pursuant to which Mr. Finger’s position as the Company’s President of Product and Development was terminated effective as of August 15, 2023. On August 15, 2023, the Company executed an advisory agreement (the “Advisory Agreement”) with Mr. Finger pursuant to which Mr. Finger will continue to provide services to the Company.

Pursuant to the terms of the Advisory Agreement, the Company agreed to retain Mr. Finger for a set term through December 31, 2023. We did not renew Mr. Lutz’s Advisory Agreement and are in the process of renegotiating his separation agreement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information, to the best knowledge and belief of the Company, as of March 26, 2024 (unless provided herein otherwise), with respect to holdings of our common shares by (1) each person known by us to be the beneficial owner of more than 5% of the total number of our common shares outstanding as of such date; (2) each of our directors; (3) each of our named executive officers; and (4) all of our directors and our executive officers as a group

Unless otherwise indicated, the address of each person listed below is c/o Marpai, Inc., 615 Channelside Drive, Suite 207, Suite 1417, Tampa, FL, 33602.

			Percentage
			Of Shares
	Beneficial Number of		Beneficially
Name of Beneficial Owner	Shares(1)		Owned
Directors and Named Executive Officers
Damien Lamendola	4,300,230	(2)	37.2%
Edmundo Gonzalez	658,945	(3)	5.7%
Steve Johnson	120,981	(4)	*
Yoram Bibring	1,250	(5)	*
Gonen Antebi	241,459	(6)	2.1%
John Powers	45,000	(7)	*
Lutz Finger	734,772	(8)	6.4%
Yaron Eitan	694,535	(9)	6.0%
Sagiv Shiv	18,229	(10)	*
Jennifer Calabrese	16,667	(11)	*
Robert Pons	40,867	(12)	*
Colleen DiClaudio	36,458	(13)	*
Michael Dendy	123,850	(14)	1.1%
Mohsen Moazami	35,243	(15)	*
All Directors and Executive Officers as a Group (14 Persons)	7,068,486	(16)	61.1%

* less than 1%

(1)
Based on 10,300,548 Common Stock issued and outstanding as of March 26, 2024. Except as otherwise indicated, we believe that the beneficial owners of the Common Stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

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

(2)
Comprised of (i) 1,951,306 shares of Class A Common Stock, held directly by HillCour Investment Fund, LLC, of which Mr. Lamendola is the Manager, and over which he holds the voting and dispositive power, (ii) 931,674 shares of the Common Stock held directly by WellEnterprises USA, LLC, a wholly owned subsidiary of HillCour, Inc., which is wholly owned by HillCour Holdings LLC (f/k/a HillCour Holding Corporation) (“HillCour Holdings”), a corporation controlled by Mr. Lamendola, and Mr. Lamendola holds the voting and dispositive power over the securities held by WellEnterprises USA, LLC, (iii) 200,000 shares of the Class A Common Stock, held directly by Damien Lamendola (iv) 91,117 shares of Common Stock issuable upon the exercise of warrants at an exercise price of $5.71 per share expiring on January 17, 2025 held directly by HillCour Investment Fund, LLC, of which Mr. Lamendola is the Manager, and over which he holds the voting and dispositive power, and (iv) options to purchase 62,500 shares of Class A Common Stock, exercisable at $4.44 per share, of which 27,709 are vested.
(3)
Consists of (i) 264,047 shares of the Class A Common Stock, held directly by Edmundo Gonzalez, (ii) 78,277 shares of the Company’s Common Stock held by Grays West Ventures LLC (“Grays West”), of which Mr. Gonzalez is the sole member, and over which Mr. Gonzalez has sole voting and dispositive power, (iii) 94,913 shares of Common Stock issuable upon the exercise of warrants at an exercise price of $31.6 per share expiring on February 9, 2026 held by Grays West, of which Mr. Gonzalez is the sole member, and over which Mr. Gonzalez has sole voting and dispositive power, and (iv) 140,000 shares of Common Stock issuable upon the exercise of warrants at an exercise price of $2.50 per share expiring on December 6, 2028 held Mr. Gonzalez, and (v) options to purchase 81,680 shares of Class A Common Stock, exercisable at $4.44 per share, of which all are vested.
(4)
Consists of (i) 4,591 shares of the Class A Common Stock, held directly by Steve Johnson, (ii) 11,390 shares of Common Stock issuable upon the exercise of warrants at an exercise price of $31.60 per share expiring on February 9, 2026, and (iv) 300,000 shares of Class A Common Stock Restricted stock units, of which 105,000 are vested.

(5)
Consists of 1,250 shares of the Class A Common Stock.
(6)
Consists of (i) options to purchase 43,750 shares of Class A Common Stock, exercisable at $4.44 per share, of which 35,243 are vested and, (ii ) options to purchase 75,000 shares of Class A Common Stock, exercisable at $3.48 per share, of which all are vested.
(7)
Consists of 150,000 shares of Class A Common Stock Restricted stock units, of which 45,000 are vested.
(8)
Consists of 734,772 shares of the Class A Common Stock.
(9)
Consists of (i) 601,454 shares of the Class A Common Stock, held directly by Yaron Eitan, (ii) 56,948 shares of Common Stock issuable upon the exercise of warrants at an exercise price of $31.60 per share expiring on February 9, 2026, and (iv) options to purchase 62,500 shares of Class A Common Stock, exercisable at $4.44 per share, of which 34,527 are vested.
(10)
Consists of options to purchase 43,750 shares of Class A Common Stock, exercisable at $4.44 per share, of which 14,583 are vested.
(11)
Consists of 50,000 shares of Class A Common Stock Restricted stock units, of which 16,667 are vested.
(12)
Consists of (i) 24,200 shares of the Class A Common Stock and, (ii) 50,000 shares of Class A Common Stock Restricted stock units, of which 16,667 are vested.
(13)
Consists of options to purchase 43,750 shares of Class A Common Stock, exercisable at $4.44 per share, of which 35,243 are vested.
(14)
Consists of (i) 53,183 shares of the Class A Common Stock held directly by Michael Dendy, (ii) 20,000 shares of the Class A Common Stock held by a charitable remainder trust for the benefit of Michael Dendy and, (ii) 50,000 shares of Class A Common Stock restricted stock units, of which 16,667 are vested.
(15)
Consists of options to purchase 43,750 shares of Class A Common Stock, exercisable at $4.44 per share, of which 35,243 are vested.
(16)
Consists of 10,534,464 shares of Class A Common Stock, 394,368 shares of Common Stock issuable upon the exercise of warrants, options to purchase 346,047 shares of Common Stock and 380,001 restricted stock units.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

In addition to the compensation arrangements, including employment, termination of employment and with our directors and executive officers, including those discussed in the sections titled “Management”, “Executive Compensation,” and “Description of Securities, ”the following is a description of each transaction since January 1, 2022 or any currently proposed transaction in which:

•
we, Marpai Health or Marpai have been or are to be a party;
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

Purchase and Reorganization Agreement

On April 1, 2021, we entered into the Purchase and Reorganization Agreement with Mr. Edmundo Gonzalez, our former Chief Executive Officer, Mr. Eitan, our current Chairman of the board of directors, Dr. David, our Chief Science Advisor, and other then stockholders and holders of convertible notes of Marpai Health, Marpai Administrators, WellEnterprises USA, LLC, and for the sole purposes of a joinder in connection with the Guaranteed Obligations, HillCour. On May 7, 2021, parties entered into an addendum to the Purchase and Reorganization Agreement to correct interest miscalculations on certain Original MH Notes. Pursuant to the terms of the Purchase and Reorganization Agreement, we acquired all of the outstanding capital stock of Marpai Health and all of the outstanding membership interests of Marpai Administrators. Prior to the closing of the Acquisition in April 2021, Marpai Administrators was 100% owned by WellEnterprises USA LLC which was 100% owned by HillCour. HillCour is 100% owned by HillCour Holding Corporation. Our former CEO and Director, Edmundo Gonzalez, is the indirect majority owner of WellEnterprises USA, LLC and HillCour, and the direct majority owner of HillCour Holding Corporation. Following Mr. Gonzalez’s resignation, this agreement was terminated.

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

and Grant of a Power of Attorney and Proxy (“Power of Attorney and Proxy”). Pursuant to the Power of Attorney and Proxy, the HillCour Founding Group granted the Grays Founding Group the right to vote 390,059 shares of our Class A common stock it held (“Proxy Shares”) on all matters relating to any of the following: (i) change to the composition of our board of directors; (ii) sale of all or substantially all of our assets or capital stock, or a merger involving us; (iii) replacement of our CEO or other executive officers; (iv) amendment or approval of any corporate documents or agreements in connection with our corporate structure or capital raising activities; (v) approval of our annual budget and business plan; and (vi) our acquisition, joint venture, or other collaborative agreements. The Power of Attorney and Proxy was terminated on December 19, 2023.

Transition Services Agreement

On April 1, 2021, in order to enable Marpai Administrators and its employees to continue to operate in an effective manner immediately following the Acquisition, we entered into a Transition Services Agreement with WellEnterprises, LLC, HillCour, LLC and Marpai Administrators, pursuant to which WellEnterprises, LLC and HillCour, LLC provide Marpai Administrators transitional services through May 31, 2021 and in return, we pay HillCour, LLC for the time spent by employees and third party service providers on a cost- incurred basis. On May 7, 2021, we entered into a supplemental Transition Service Agreement whereby HillCour agreed to provide additional treasury and banking services to us through July 1, 2021 at a rate of $6,000 per month. This agreement has been terminated.

HillCour’s Financial Support

In March 2021, in connection with the audit of Marpai Health and Marpai Administrators, HillCour gave to each of Marpai Health and Marpai Administrators support letters (the “March Support Letters”) agreeing to provide: (i) Marpai Health capital to fund its operating expenses until April 2022 if the Company is unable to secure enough funding or revenue to fund Marpai Health’s operations, which was projected at the time to be approximately between $3.5 million and $4.5 million, and (ii) Marpai Administrators capital to fund its operations through April 30, 2022, which was projected at the time to be between $6.4 million and $8.0 million.

In May 2021, the two March Support Letters were superseded by support letters from HillCour which state that if Marpai, Inc. fails to (i) raise sufficient capital through private rounds of financings, or (ii) secure sufficient operating cash to fund its operating expenses, HillCour, subject to such further conditions, and in a form to be mutually determined, would provide Marpai, Inc. funding and financial support necessary to pay for its operating expenses so Marpai, Inc. is able to continue to operate in its normal course of business through July 31, 2022.

In August 2021, HillCour’s May Support Letter was superseded by a support letter (the “August Support Letter”) which provides that if Marpai, Inc. fails to (i) raise sufficient capital through private rounds of financings, or (ii) secure sufficient operating cash to fund its operating expenses, HillCour, subject to such further conditions, and in a form to be mutually determined, would provide Marpai, Inc. funding and financial support necessary to pay for its operating expenses so Marpai, Inc. is able to continue to operate in its normal course of business through September 2022. The August Support letter has expired and is no longer applicable.

On July 29, 2021,we issued to HillCour Investment Fund LLC a promissory note in the principal amount of up to $3,000,000 (the “HillCour Promissory Note”). Interest on the HillCour Promissory Note accrued at the rate of 6% per annum. All outstanding principal and accrued interests thereunder became due and payable on the earlier of (i) January 29, 2022, or (ii) closing of the IPO. Following the Company’s IPO on October 26, 2021, the Hillcour Promissory Note, including $3,000,000 of principal and $27,083 of interest, were repaid on November 2, 2021. In connection with the issuance of the HillCour Promissory Note, Marpai, Inc. also issued to HillCour Investment Fund, LLC warrants to purchase 56,250 shares of common stock at an exercise price of $16 per share. The warrants were exercised on December 10, 2021, for total proceeds of $900,000.

On December 14, 2023, we entered into a securities purchase agreement with HillCour, pursuant to which we agreed to issue and sell 150,000 shares of our Common Stock in a private placement, at a purchase price of $1.97 per share (or the consolidated closing bid price of our Common Stock on Nasdaq as of December 14, 2023).

On January 16, 2024, we entered into a securities purchase agreement with certain insiders consisting of HillCour, our Chairman, Yaron Eitan, and our director, Robert Pons, pursuant to which we agreed to issue and sell 1,322,100 shares of our Common Stock in a private placement, at a purchase price of $0.9201 per share (or the consolidated closing bid price of our Common Stock on Nasdaq as of January 16, 2024).

On March 7, 2024, we entered into a securities purchase agreement with HillCour, pursuant to which we agreed to issue and sell 910,000 shares of our Common Stock in a private placement, at a purchase price of $1.65 per share (or the consolidated closing bid price of our Common Stock on Nasdaq as of March 7, 2024).

Consulting Agreement

In January 2021, Marpai Health entered into a consulting agreement with BrightMark Consulting, LLC (“BrightMark”), for certain marketing and branding services based on approved initiatives within our marketing budget. Ms. Lucas, a former member of our board of directors, is the Chief Executive Officer of BrightMark. Marpai Health pays an hourly fee ranging from $125 to $350 for branding services on a cost-incurred basis. As of March 2021, Marpai Health and BrightMark terminated their consulting agreement and continued the engagement of BrightMark on an as needed basis. As of December 31, 2022 and 2021, respectively, the Company paid an aggregate of $2,309,000 to BrightMark for its services. The engagement was not renewed on December 31, 2023.

Consulting Fees

The Company has received consulting services from various current and former shareholders and directors, including Edmundo Gonzalez (the Company’s former CEO) and Yaron Eitan in 2021 and Yaron Eitan in 2022. The total cost of these consulting services for the years ended December 31, 2023 and 2022 was approximately $88,000 and $208,000, respectively. There were no accounts payable to these certain shareholders as of December 31, 2023 and December 31, 2022.

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

In July 2023 Mr. Eitan’s consulting agreement was terminated by mutual agreement and the Company and Mr. Eitan entered into an employment agreement. Under the terms of the employment agreement, Mr. Eitan’s annual salary is $168,000 and he is entitled to the benefits typically afforded to employees of the Company. The employment agreement can be terminated at any time by the Company or Mr. Eitan.

The Company executed a separation agreement with Mr. Finger, pursuant to which Mr. Finger’s position as the Company’s President of Product and Development was terminated effective as of August 15, 2023. On August 15, 2023, the Company executed the Advisory Agreement with Mr. Finger pursuant to which Mr. Finger will continue to provide services to the Company.

Pursuant to the terms of the Advisory Agreement, the Company agreed to retain Mr. Finger for a set term through December 31, 2023, and commencing on January 1, 2024, the Advisory Agreement will continue and may be terminated by either party with thirty (30) days’ prior written notice. As consideration for Mr. Finger’s services thereunder, the Company has agreed to pay Mr. Finger a monthly retainer fee in the amount of $27,086 until December 31, 2023, increasing to $27,912 on January 1, 2024. In addition, the Company agreed to issue Mr. Finger 400,000 restricted stock units under the Company’s 2021 Plan which will fully vest on September 7, 2023. In addition, 96,154 restricted stock units previously issued to Mr. Finger will have their vesting accelerated to September 7, 2023.

If the market value of the 496,154 restricted stock units calculated based on the closing price on Nasdaq on September 6, 2023, will be less than $1,000,000, then the Company will pay Mr. Finger such difference in cash. The Company will pay the Shortfall in three equal installments, on September 28, 2023, October 28, 2023 and November 28, 2023. If the market value of the 496,154 restricted stock units based on the closing price on Nasdaq on September 6, 2023 will exceed $1,000,000, then the restricted stock units equal to the value of the Excess will be cancelled by the Company on September 6, 2023, so that the total number of shares that vest on September 7, 2023 will equal $1,000,000.

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

In addition, the audit committee of our board of directors has adopt a charter, providing for the review, approval and/or ratification of “related party transactions,” which are those transactions required to be disclosed pursuant to Item 404 of Regulation S-K as promulgated by the SEC, by the audit committee. At its meetings, the audit committee shall be provided with the details of each new, existing, or proposed related party transaction, including the terms of the transaction, any contractual restrictions that the company has already committed to, the business purpose of the transaction, and the benefits of the transaction to the company and to the relevant related party. Any member of the committee who has an interest in the related party transaction under review by the committee shall abstain from voting on the approval of the related party transaction, but may, if so, requested by the chairman of the committee, participate in some or all of the committee’s discussions of the related party transaction. Upon completion of its review of the related party transaction, the committee may determine whether:

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The fees for services provided by our independent registered public accounting firm to the Company and paid in the last two fiscal years were as follows:

	Year ended	Year ended
	December 31,	December 31,
	2023	2022
Audit Fees	$561,610	$263,250

Audit-Related Fees	13,325	12,300

Tax Fees	76,875	51,250

All Other Fees	None	None

Total Fees	$651,810	$326,800

Audit Fees. These fees were for professional services in connection with the audit of the consolidated financial statements and quarterly reviews of the condensed consolidated financial statements included in Form 10-Q. Included in this amount are fees for consents and comfort letters related to registration payments and review of documents filed with the SEC.

Audit-Related Fees. These fees were for professional services in connection with the annual audit of the 401(k) plan.

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

As of December 31, 2023, we have accrued approximately $285,750 for the annual audit fees for the fiscal year ended December 31, 2023, which we expect to pay UHY LLP during fiscal year 2024.

PART IV

ITEM 15. EXHIBITS.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant, dated March 31, 2021 (incorporated by reference to Exhibit 3.4 to registration statement on Form S-1 filed on October 25, 2021).
3.2

Second Amended and Restated Certificate of Incorporation of the Registrant, dated July 8, 2021(incorporated by reference to Exhibit 3.5 to registration statement on Form S-1 filed on October 25, 2021).

3.3

Amendment to Second Amended and Restated Certificate of Incorporation of the Registrant, dated September 2, 2021 (incorporated by reference to Exhibit 3.6 to registration statement on Form S-1 filed on October 25, 2021).

3.4	Certificate of Amendment to Certificate of Incorporation of the Company (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on June 29, 2023).
4.1	Specimen Common Stock Certificate of the Registrant (incorporated by reference to Exhibit 4.1 to registration statement on Form S-1 filed on October 25, 2021).
4.2	Form of Representative’s Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 19, 2023).
4.3

Warrant to Purchase Common Stock between Marpai Health, Inc. and HillCour Investment Fund, LLC issued January 17, 2020 (incorporated by reference to Exhibit 4.3 to registration statement on Form S-1 filed on October 25, 2021).

4.4	Description of Securities (incorporated by references to Exhibit 4.68 to Annual Report on Form 10-K filed on March 30,2022).
4.5	Form of Warrant (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed on December 11, 2023).
10.1+	Marpai Health, Inc. Global Share Incentive Plan (2019) (incorporated by reference to Exhibit 10.10 to registration statement on Form S-1 filed on October 25, 2021).
10.2

Office Lease NetPark Tampa Bay between Bluett Capital Realty, Inc. and Continental Benefits, LLC date January 11, 2018 (incorporated by reference to Exhibit 10.11 to registration statement on Form S-1 filed on October 25, 2021).

10.3+	Marpai, Inc. 2021 Global Stock Incentive Plan (incorporated by reference to Exhibit 10.12 to registration statement on Form S-1 filed on October 25, 2021).
10.4+

Amended and Restated Exhibit A dated April 21, 2021, Services and Compensation between Marpai, Inc. and Yaron Eitan, appended to Consulting Agreement between CITTA, Inc. and Yaron Eitan dated July 29, 2019 (incorporated by reference to Exhibit 10.14 to registration statement on Form S-1 filed on October 25, 2021).

10.5+	Amendment to the Amended and Restated Services and Compensation between Marpai, Inc. and Yaron Eitan.
10.6+	Executive Employment Agreement between Marpai, Inc. and Lutz Finger, effective February 28, 2022 (incorporated by reference to Exhibit 10.30 to Annual Report on Form 10-K filed on March 30, 2022).
10.7+	Amendment to Executive Employment Agreement between Marpai, Inc. and Lutz Finger, effective February 27, 2023.
10.8+

Separation Agreement, executed by and between Marpai, Inc. and Lutz Finger, dated August 16, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 17, 2023).

10.9+

Consulting Agreement, executed by and between Marpai, Inc. and Lutz Finger, dated August 16, 2023 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 17, 2023).

10.10+

Separation Agreement, executed by and between Marpai, Inc. and Edmundo Gonzalez, dated December 6, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 11, 2023).

10.11+

Separation Agreement, executed by and between Marpai, Inc. and Yoram Bibring, dated December 5, 2023 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 11, 2023).

10.12

Securities Purchase Agreement executed by and between Marpai Health Inc. and HillCour Investment Fund, LLC, dated December 14, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 15, 2023).

10.13

Securities Purchase Agreement executed by and between Marpai Health Inc., HillCour Investment Fund, LLC, Yaron Eitan and Robert Pons, dated January 16, 2024 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 17, 2023).

10.14+

Employment Agreement, dated January 18, 2024, by and between Marpai, Inc. and John Powers (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 18, 2024).

10.15+

Employment Agreement, dated January 11, 2024, by and between Marpai, Inc. and Damien Lamendola (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 18, 2024).

10.16+

Employment Agreement, dated January 11, 2024, by and between Marpai, Inc. and Steve Johnson (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on January 18, 2024).

10.17+

Separation Agreement, dated January 15, 2024, by and between Marpai, Inc. and Gonen Antebi (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on January 18, 2024).

10.18+

Consulting Agreement, dated January 15, 2024, by and between Marpai, Inc. and Gonen Antebi (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on January 18, 2024).

10.19˄

Purchase Agreement by and between X.L. America, Inc., Seaview Re Holdings Inc., AXA S.A. and Marpai, Inc. dated as of August 4, 2022 for the purchase of Maestro Health, LLC (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed on August 9, 2022).

10.20+	First Amendment to Marpai, Inc. 2021 Global Stock Incentive Plan (incorporated by reference to Annex A to Definitive Proxy Statement on Form 14A filed on April 7, 2022).
10.21+	Employment letter agreement by and between Gonen Antebi and Marpai, Inc. (incorporated by reference to Exhibit 10.1 to current report on from 8-K filed on February 1, 2023).
10.22

Agreement of Sale of Future Receipts, by and among Marpai, Inc., Libertas Funding LLC and Damien Lamendola, as guarantor, dated February 2, 2024 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 8, 2024).

10.23

Amendment No. 1 to Purchase Agreement, by and between Marpai, Inc. and AXA S.A., a French société anonyme, dated February 7, 2024 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 8, 2024).

10.24

Securities Purchase Agreement executed by and between Marpai Health Inc. and HillCour Investment Fund, LLC, dated March 7, 2024 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 8, 2024).

14.1	Marpai, Inc. Code of Ethics, adopted September 2, 2021 (incorporated by reference to Exhibit 14.2 to registration statement on Form S-1 filed on October 25, 2021).
23.1*	Consent of UHY LLP
31.1**	Certification pursuant to Rule 13a-14(a)/15d-14(a) of Chief Executive Officer
31.2**	Certification pursuant to Rule 13a-14(a)/15d-14(a) of Chief Financial Officer
32.1**	Certification pursuant to 18 U.S.C. Section 1350 of Chief Executive Officer
32.2**	Certification pursuant to 18 U.S.C. Section 1350 Chief Financial Officer
97.1*	Marpai Inc. Clawback Policy, dated October 2, 2023.
101*

The following materials from our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 formatted in inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements, tagged as blocks of text and in detail.

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

Marpai, Inc.

By:	/s/ Damien Lamendola
Damien Lamendola, Chief Executive Officer and Director (Principal Executive Officer)
Dated: March 26, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Damien Lamendola
Damien Lamendola, Chief Executive Officer and Director (Principal Executive Officer)
Dated: March 26, 2024
By:	/s/ Steve Johnson
Steve Johnson, Principal Financial Officer and Accounting Officer
Dated: March 26, 2024
By:	/s/ Yaron Eitan
Yaron Eitan, Chairman of the Board of Directors
Dated: March 26, 2024
By:	/s/ Jennifer Calabrese
Jennifer Calabrese, Director
Dated: March 26, 2024
By:	/s/ Sagiv Shiv
Sagiv Shiv, Director
Dated: March 26, 2024
By:	/s/ Mohsen Moazami
Mohsen Moazami, Director
Dated: March 26, 2024
By:	/s/ Mike Dendy
Mike Dendy, Director
Dated: March 26, 2024
By:	/s/ Colleen DiClaudio
Colleen DiClaudio, Director
Dated: March 26, 2024

By:	/s/ Robert Pons
Robert Pons, Director
Dated: March 26, 2024

MARPAI, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

MARPAI, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Marpai, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Marpai, Inc. and subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, stockholders’ (deficit) equity, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2 to the consolidated financial statements, the Company has incurred recurring operating losses and negative cash flows from operations, has an accumulated deficit, and has historically met its cash needs primarily from the issuance of convertible notes and warrants and sales of its common stock. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Melville, New York

March 26, 2024

MARPAI, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022
ASSETS:
Current assets:
Cash and cash equivalents	$1,146,801	$13,764,508
Restricted cash	12,344,583	9,352,608
Accounts receivable, net of allowance for credit losses of $24,617 and $23,458	1,125,159	1,437,786
Unbilled receivable	768,374	350,393
Due from buyer for sale of business unit	800,000	—
Prepaid expenses and other current assets	891,526	1,601,920
Other receivables	8,506	30,634
Total current assets	17,084,949	26,537,849

Property and equipment, net	610,860	1,506,082
Capitalized software, net	2,127,694	4,588,706
Operating lease right-of-use assets	2,372,839	3,841,810
Goodwill	3,017,600	5,837,060
Intangible assets, net	5,176,772	6,323,279
Security deposits	1,266,632	1,293,166
Other long-term asset	21,668	21,668
Total assets	$31,679,014	$49,949,620

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$4,648,837	$1,457,670
Accrued expenses	2,816,154	5,274,716
Accrued fiduciary obligations	11,572,713	9,024,463
Deferred revenue	660,826	288,499
Current portion of operating lease liabilities	512,416	1,311,295
Other short-term liability	631,584	—
Due to related party	—	3,201
Total current liabilities	20,842,530	17,359,844

Other long-term liabilities	19,401,398	20,203,700
Operating lease liabilities, net of current portion	3,683,822	4,771,871
Deferred tax liabilities	1,189,742	1,479,880
Total liabilities	45,117,492	43,815,295
COMMITMENTS AND CONTINGENCIES (Note 19)

STOCKHOLDERS’ (DEFICT) EQUITY
Common stock, $0.0001 par value, 227,791,050 shares authorized; 7,960,938 issued and outstanding at December 31, 2023 and 5,319,758 issued and outstanding at December 31, 2022 (1)	796	532
Additional paid-in capital	63,306,726	54,127,893
Accumulated deficit	(76,746,000)	(47,994,100)
Total stockholders’(deficit) equity	(13,438,478)	6,134,325
Total liabilities and stockholders’ (deficit) equity	$31,679,014	$49,949,620

(1) Reflects 1-for-4 reverse stock split that became effective June 29, 2023. See Note 1 to the consolidated financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

MARPAI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2023	2022
Revenue	$37,155,050	$24,341,874
Costs and expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below)	24,239,117	17,136,330
General and administrative	19,176,895	12,318,529
Sales and marketing	6,596,981	6,938,513
Information technology	5,834,255	6,372,795
Research and development	1,311,695	3,708,068
Depreciation and amortization	3,896,833	3,538,237
Impairment of goodwill	3,017,600	—
Facilities	2,472,192	1,012,827
Loss on disposal of assets	335,106	273,430
Gain on sale of business unit	(1,748,641)	—
Total costs and expenses	65,132,033	51,298,729

Operating loss	(27,976,983)	(26,956,855)

Other income (expenses)
Other income, net	488,869	234,472
Interest expense	(1,527,449)	(266,778)
Foreign exchange loss	(26,475)	(361)
Loss before provision for income taxes	(29,042,038)	(26,989,522)

Income tax benefit	(290,138)	(521,132)
Net loss	$(28,751,900)	$(26,468,390)

Net loss per share, basic and fully diluted(1)	$(4.14)	$(5.23)

Weighted average number of common shares, basic and fully diluted(1)	6,951,669	5,059,959

(1) Reflects 1-for-4 reverse stock split that became effective June 29, 2023. See Note 1 to the consolidated financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

MARPAI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

	Common Stock		Additional Paid-	Accumulated	Total Stockholders’
	Shares (1)	Amount	In Capital	Deficit	(Deficit) Equity
Balance, December 31, 2021	5,074,932	$507	$51,233,615	$(21,525,710)	$29,708,412
Share-based compensation	—	—	2,855,448	—	2,855,448
Issuance of stock upon vesting of restricted stock units	213,043	22	—	—	22
Shares issued to vendors in exchange for services	9,375	1	38,626	—	38,627
Issuance of common stock upon exercise of stock options	22,408	2	204	—	206
Net loss	—	—	—	(26,468,390)	(26,468,390)
Balance, December 31, 2022	5,319,758	$532	$54,127,893	$(47,994,100)	$6,134,325
Share-based compensation	—	—	2,098,627	—	2,098,627
Issuance of stock upon vesting of restricted stock units	557,631	56	—	—	56
Issuance of privately placed shares	150,000	15	295,485	—	295,500
Issuance of warrants	—	—	273,753	—	273,753
Shares issued to vendors in exchange for services	25,000	2	79,128	—	79,130
Issuance of common stock upon exercise of stock options	49,835	5	413	—	418
Issuance of round up shares in connection with reverse split	8,714	1	—	—	1
Issuance of common stock in connection with public offering, net	1,850,000	185	6,431,427	—	6,431,612
Net loss	—	—	—	(28,751,900)	(28,751,900)
Balance, December 31, 2023	7,960,938	$796	$63,306,726	$(76,746,000)	$(13,438,478)
(1)
Reflects 1-for-4 reverse stock split that became effective June 29, 2023. See Note 1 to the consolidated financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

MARPAI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(28,751,900)	$(26,468,390)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,896,833	3,538,237
Loss on disposal of assets	335,106	273,430
Share-based compensation	2,098,683	3,105,385
Warrant expense	241,553	—
Shares issued to vendors in exchange for services	79,130	38,623
Amortization of right-of-use asset	1,501,584	598,925
Goodwill impairment	3,017,600	—
Gain on sale of business unit	(1,748,641)	—
Non-cash interest	1,527,449	258,787
Deferred taxes	(290,138)	(521,132)
Changes in operating assets and liabilities:
Accounts receivable and unbilled receivable	(105,354)	(597,051)
Prepaid expense and other assets	710,394	892,577
Other receivables	22,128	60,864
Security deposit	26,534	—
Accounts payable	3,191,167	181,436
Accrued expenses	(2,496,782)	(2,052,232)
Accrued fiduciary obligations	2,548,250	(12,823,139)
Operating lease liabilities	(1,886,928)	(661,382)
Due to related party	(3,201)	(2,805)
Other liabilities	337,327	(1,068,098)
Other asset	—	6,666
Net cash used in operating activities	(15,749,206)	(35,239,299)
Cash flows from investing activities:
Cash and restricted cash acquired as part of acquisition (Note 4)	—	33,388,149
Capitalization of software development costs	—	(602,805)
Proceeds from sale of business unit	1,000,000	—
Proceeds from disposal of property and equipment	26,912	—
Purchase of property and equipment	—	(362,768)
Net cash provided by investing activities	1,026,912	32,422,576
Cash flows from financing activities:
Proceeds from issuance of common stock in a public offering, net	6,431,612	—
Payments to seller for acquisition (Note 4)	(1,663,168)	—
Proceeds from issuance of warrants	32,200	—
Proceeds from issuance of common stock in a private offering, net	295,500	—
Proceeds from stock option exercises	418	196
Net cash provided by financing activities	5,096,562	196
Net decrease in cash, cash equivalents and restricted cash	(9,625,732)	(2,816,527)
Cash, cash equivalents and restricted cash at beginning of period	23,117,116	25,933,643
Cash, cash equivalents and restricted cash at end of period	$13,491,384	$23,117,116
Reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheets
Cash and cash equivalents	$1,146,801	$13,764,508
Restricted cash	12,344,583	9,352,608
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$13,491,384	$23,117,116
Supplemental disclosure of non-cash activity investing and financing activities
Measurement period adjustment to goodwill	$198,140	$—
Long term liability incurred in connection with the acquisition of Maestro Health, LLC (Note 4)	$—	$19,900,000

The accompanying notes are an integral part of these consolidated financial statements.

MARPAI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization

Marpai, Inc.'s (“Marpai” or the “Company”) operations are principally conducted through its wholly-owned subsidiaries, Marpai Health, Inc. (“Marpai Health”), Marpai Administrators LLC (“Marpai Administrators”), and Maestro Health LLC (“Maestro”). Marpai Administrators and Maestro are our healthcare payer subsidiaries that provide administration services to self-insured employer groups across the United States. They act as a third-party administrator (“TPA”) handling all administrative aspects of providing healthcare to self-insured employer groups. The Company has combined these two businesses to create what it believes to be the Payer of the Future, which has not only the licenses, processes and know-how of a payer but also the latest technology. This combination allows the Company to differentiate itself in the TPA market by delivering a technology-driven service that it believes can lower the overall cost of healthcare while maintaining or improving healthcare outcomes. Marpai Captive, Inc. (“Marpai Captive”) was founded in March 2022 as a Delaware corporation. Marpai Captive engages in the captive insurance market and commenced operations in the first quarter of 2023.

Nature of Business

The Company’s mission is to positively change healthcare for the benefit of (i) its Clients who are self-insured employers that pay for their employees’ healthcare benefits and engage the Company to administer Members' healthcare claims, (ii) employees who receive these healthcare benefits from our Clients, and (iii) healthcare providers including doctors, doctor groups, hospitals, clinics, and any other entities providing healthcare services or products.

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

Reverse Stock Split

On June 29, 2023 the Company effectuated a one-for-four reverse stock split of its outstanding shares of common stock. The number of authorized shares was not adjusted in connection with the reverse stock split. Throughout these consolidated financial statements, common stock share and per share information, including employee stock options, restricted stock awards, restricted stock units and warrants, have been revised for all periods presented to give effect to the reverse stock split.

NOTE 2 – LIQUIDITY AND GOING CONCERN

As shown in the accompanying consolidated financial statements as of and for the year ended December 31, 2023, the Company has an accumulated deficit of approximately $76.7 million and negative working capital of approximately $3.8 million. As of December 31, 2023, the Company had short-term debt of approximately $0.6 million and long-term debt of approximately $19.4 million and approximately $1.1 million of unrestricted cash on hand. For the years ended December 31, 2023 and 2022, the Company has reported operating losses and negative cash flows from operations. The Company has met its cash needs primarily through proceeds from issuing convertible notes, warrants, and sales of its common stock.

The Company currently projects that it will need additional capital to fund its current operations and capital investment requirements until the Company scales to a revenue level that permits cash self-sufficiency. As a result, the Company needs to raise additional capital or secure debt funding to support on-going operations until such time. This projection is based on the Company’s current expectations regarding revenues, expenditures, cash burn rate and other operating assumptions. The sources of this capital are anticipated to be from the sale of equity and/or issuance of debt. Alternatively, or in addition, the Company may seek to sell assets which it regards as non-strategic. Any of the foregoing may not be achievable on favorable terms, or at all. Additionally, any debt or equity transactions may cause significant dilution to existing stockholders.

If the Company is unable to raise additional capital moving forward, its ability to operate in the normal course and continue to invest in its product portfolio may be materially and adversely impacted and the Company may be forced to scale back operations or divest some or all of its assets.

As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern through twelve months from the date these consolidated financial statements are issued. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

On December 14, 2023, the Company, through Maestro, entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Payflex Systems USA, Inc. (“Payflex”), pursuant to which the Company agreed to sell certain assets relating to the consumer directed benefits business. Pursuant to the Asset Purchase Agreement, Payflex agreed to pay the Company $1 million in cash as well as assume certain liabilities. In addition, provided that two customer agreements remain in place by September 1, 2024, and January 1, 2025, respectively, Payflex shall pay an additional contingent fee of $500,000 per customer agreement. The Asset Purchase Agreement contains customary representations and warranties and covenants. The transaction contemplated by the Asset Purchase Agreement closed on December 14, 2023.

On December 14, 2023, the Company entered into a securities purchase agreement (the “First SPA”) with HillCour Investment Fund, LLC, an entity controlled by the Company’s Chief Executive Officer, pursuant to which the Company agreed to issue and sell 150,000 shares of Common Stock in a private placement, at a purchase price of $1.97 per share (or the consolidated closing bid price of the Company’s Common Stock on Nasdaq as of December 14, 2023).

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with generally accepted accounting principles in the United States of America (“GAAP”), expressed in U.S. dollars. The accompanying consolidated financial statements reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations, and cash flows for the periods presented in accordance with GAAP. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Maestro is included from November 1, 2022, the date of the Maestro Acquisition (see Note 4). All significant intercompany balances and transactions have been eliminated in consolidation.

Business Combination

The Company accounts for business combinations in accordance with the FASB Accounting Standard Codification (“ASC”) 805, Business Combinations. Accordingly, identifiable tangible and intangible assets acquired and liabilities assumed are recorded at their estimated fair values, the excess of the purchase consideration over the fair values of net assets acquired is recorded as goodwill, and transaction costs are expensed as incurred. The Company includes the results of operations of the businesses that are acquired as of the acquisition date.

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

Concentrations of Credit Risk

The Company maintains cash accounts with financial institutions. At times, balances in these accounts may exceed federally insured limits. The amounts over the federally insured limits as of December 31, 2023, and 2022 were approximately $343,000 and $13,137,000, respectively. No losses have been incurred to date on any deposit balances.

For the year ended December 31, 2023, we had one customer that accounted for 11.0% of total revenue. For the year ended December 31, 2022, no customer accounted for greater than 10% of total revenue. At December 31, 2023, two customers accounted for 16.6%, and 14.0% of accounts receivable, respectively. At December 31, 2022, one customer accounted for 11.2% of accounts receivable.

Restricted Cash

Restricted cash balances are composed of funds held on behalf of clients in a fiduciary capacity, cash held in a separate bank account pledged to a bank as collateral for a bank guarantee provided to the lessor to secure the Company’s obligations under a lease agreement, cash in a money market account as required by a credit card company for collateral, and a certificate of deposit ("CD") held for collateral for a letter of credit. Fiduciary funds generally cannot be utilized for general corporate purposes and are not a source of liquidity for the Company. A corresponding fiduciary obligation, included in current liabilities in the accompanying consolidated balance sheets, exists for disbursements to be made on behalf of the clients and may be more than the restricted cash balance if payment from customers has not been received.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounts Receivable

Accounts receivable are recorded at the net invoiced amount, net of allowances for credit losses, and do not bear interest. Unbilled receivables are for services rendered but not yet billed to the customer, which typically occurs within one month.

The Company periodically reviews accounts receivable balances and provides an allowance for credit losses to the extent deemed uncollectible. The allowance for credit losses is the Company’s best estimate of the amount of probable credit losses in existing accounts receivable and unbilled receivables. The Company determines expected credit losses based on historical write-off experience, an analysis of the aging of outstanding receivables, customer payment patterns, the establishment of specific reserves for customers in an adverse financial condition, and our expectations of changes in macro-economic conditions that may impact the collectability of outstanding receivables. Balances are considered past due based on invoiced terms. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company had an allowance for credit losses of $24,617 and $23,458, as of December 31, 2023, and 2022, respectively.

Fair Value Measurements

The Company is required to disclose information on all assets and liabilities reported at fair value that enables an assessment of the inputs used in determining the reported fair values. ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), establishes a hierarchy of inputs used when available. Observable inputs are what market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are those that reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability and are developed based on the best information available in the circumstances.

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

The Company measures its long-lived assets, including property and equipment and intangible assets (including goodwill), at fair value on a non-recurring basis when a triggering event requires such evaluation. During the year ended December 31, 2023, the Company recorded a goodwill impairment charge of $3,017,600 related to its goodwill (see Note 7). The goodwill impairment charge was determined based on a combination of market capitalization including quoted market prices (Level 1 inputs) and a discounted cash flow analysis (Level 3 inputs).

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include accounts receivable, accounts payable, accrued expenses, and debt at fixed interest rates, approximate their fair values at December 31, 2023, and 2022, principally due to the short-term nature, maturities, or nature of interest rates of the above listed items.

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or circumstances exist that indicate the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets is measured by comparing the carrying amounts of the assets to the future undiscounted cash flows expected to be generated by the assets. If the asset or asset group is considered to be impaired, an impairment loss would be recorded to adjust the carrying amounts to the estimated fair value. Management has determined that no impairment of long-lived assets exists, and accordingly, no impairment adjustments to the carrying amounts of the Company’s long-lived assets have been made for the years ended December 31, 2023, and 2022.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Capitalized Software

The Company complies with the guidance of ASC Topic 350-40, “Intangibles—Goodwill and Other—Internal Use Software”, in accounting for its internally developed system projects that it utilizes to provide its services to customers. These system projects generally relate to software of the Company that is not intended for sale or otherwise marketed. Internal and external costs incurred during the preliminary project stage are expensed as they are incurred. Once a project has reached the development stage, the Company capitalizes direct internal and external costs until the software is substantially complete and ready for its intended use. Costs for upgrades and enhancements are capitalized, whereas costs incurred for maintenance are expensed as incurred. These capitalized software costs are amortized on a project-by-project basis over the expected economic life of the underlying software on a straight-line basis, which is generally three to five years. Amortization commences when the software is available for its intended use.

Goodwill

Goodwill is recognized and initially measured as any excess of the acquisition-date consideration transferred in a business combination over the acquisition-date amounts recognized for the net identifiable assets acquired. Goodwill is not amortized but is tested for impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not result in an impairment of goodwill. The Company operates in one reporting segment and reporting unit; therefore, goodwill is tested for impairment at the consolidated level. First, the Company assesses qualitative factors to determine whether or not it is more likely than not that the fair value of a reporting unit is less than it’s carrying amount. If the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company conducts a quantitative goodwill impairment test comparing the fair value of the applicable reporting unit with its carrying value. If the carrying amount of the reporting unit exceeds the fair value of the reporting unit, the Company recognizes an impairment loss in the consolidated statement of operations for the amount by which the carrying amount exceeds the fair value of the reporting unit. The Company performs its annual goodwill impairment test at December 31. There was goodwill impairment of $3,017,600 and $0 for the years ended December 31, 2023, and 2022, respectively.

Intangible Assets

Intangible assets consist of customer relationships, non-compete agreements, and amounts attributed to patent and patent applications that were acquired through an acquisition and are amortized on a straight-line basis over useful lives ranging from five to ten years. The Company’s intangible assets are reviewed for impairment when events or circumstances indicate their carrying amounts may not be recoverable. The Company reviews the recoverability of its intangible assets by comparing the carrying value of such assets to the related undiscounted value of the projected cash flows associated with the assets, or asset group. If the carrying value is found to be greater, the Company records an impairment loss for the excess of book value over fair value. No impairment of the Company’s intangible assets was recorded for the years ended December 31, 2023, and 2022.

Income Taxes

The Company accounts for income taxes using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax basis, net operating losses, tax credit and other carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates when the assets and liabilities are expected to be realized or settled. The Company regularly reviews deferred tax assets for realizability and establishes valuation allowances based on available evidence including historical operating losses, projected future taxable income, expected timing of the reversals of existing temporary differences, and appropriate tax planning strategies. If the Company’s assessment of the realizability of a deferred tax asset change, an increase to a valuation allowance will result in a reduction of net earnings at that time, while the reduction of a valuation allowance will result in an increase of net earnings at that time.

The Company follows ASC Topic 740-10-65-1 in accounting for uncertainty in income taxes by prescribing rules for recognition, measurement, and classification in financial statements of tax positions taken or expected to be in a tax return. This prescribes a two-step process for the financial statement measurement and recognition of a tax position. The first step involves the determination of whether it is more likely than not (greater than 50 percent likelihood) that a tax position will be sustained upon examination, based on the technical merits of the position. The second step requires that any tax position that meets the more likely than not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is a greater than 50 percent likelihood of being realized upon ultimate settlement. This topic also provides guidance on the accounting for related interest and penalties, financial statement classification and disclosure. The Company’s policy is that any interest or penalties related to uncertain tax positions are recognized in income tax expense when incurred. The Company has no uncertain tax positions or related interest or penalties requiring accrual at December 31, 2023, and 2022.

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

Contract Balances

At December 31, 2023, and 2022, the balances of the Company’s accounts receivable from contracts with customers, net of related allowances for credit losses, were $1,125,159 and $1,437,786, respectively, and the balance of the Company’s unbilled receivable from a contract with a customer was $768,374 and $350,393, respectively. When the Company receives consideration from a customer prior to transferring services to the customer under the terms of the customer contracts, it records deferred revenue on the Company’s consolidated balance sheet, which represents a contract liability. At December 31, 2023, and 2022, the balance of deferred revenue was $660,826 and $288,499, respectively. The Company anticipates that it will satisfy all of its performance obligations associated with its contract liabilities within a year.

The Company also provides certain performance guarantees under their contracts with customers. Customers may be entitled to receive compensation if the Company fails to meet the guarantees. Actual performance is compared to the contractual guarantee for each measure throughout the period. At December 31, 2023 and 2022, the Company had performance guarantee liabilities of $165,464 and $244,029, respectively, which are included in accrued expenses on the accompanying consolidated balance sheets.

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

The Company uses the practical expedient and does not account for significant financing components because the period between recognition and collection does not exceed one year for all of its contracts.

Timing of Performance Obligations

All of the Company’s contracts with customers obligate the Company to perform services. Services provided include health and welfare administration, dependent eligibility verification, COBRA administration, benefit billing, cost containment services and care management services. Revenue is recognized over time as services are provided as the performance obligations are satisfied through the effort expended to research, investigate, evaluate, document, and report claims, and payment is received from the customer. The Company has the right to receive payment for all services rendered.

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

The Company’s contracts with customers have fixed fee prices that are determined on a per covered employee per month basis. The Company includes amounts of variable consideration in a contract’s transaction price only to the extent that it is probable that the amounts will not be subject to significant reversals (that is, downward adjustments to revenue recognized for satisfied performance obligations). In determining amounts of variable consideration to include in a contract’s transaction price, the Company relies on its experience and other evidence that supports its qualitative assessment of whether revenue would be subject to a significant reversal. The Company considers all the facts and circumstances associated with both the risk of a revenue reversal arising from an uncertain future event and the magnitude of the reversal if that uncertain event were to occur.

Cost of Revenue

Cost of revenues consists of (i) service fees, which primarily include vendor fees associated with the client’s benefit program selections, (ii) the direct labor cost associated with claims management and processing services, and (iii) direct labor costs associated with providing customer support and services to clients, Members, and other external stakeholders as well as direct labor costs associated with care and case management services.

Captive Revenue

All general insurance premiums pertain to annual policies and are reflected in income on a pro-rata basis.

Loss and Loss Adjustment Expenses

The establishment of loss reserves by the primary insurer is a reasonably complex and dynamic process influenced by numerous factors. These factors principally include past experience with like claims. Consequently, the reserves established are a reflection of the opinions of a large number of persons and the Company is exposed to the possibility of higher or lower than anticipated loss cost due to real expense.

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

The Company estimates the expected term of stock options granted to employees using the simplified method, whereby the expected term equals the average of the vesting term and the original contractual term of the option. The Company utilizes this method as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. For stock options granted to non-employees, the contractual term of the option is utilized as the basis for the expected term assumption. All other assumptions used to calculate the grant date fair value are generally consistent with the assumptions used for options granted to employees. For purposes of calculating share-based compensation, the Company estimates the fair value of stock options using a Black-Scholes option-pricing model. The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by the Company’s stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. The expected volatility is primarily based on the historical volatility of company data while the expected life of the stock options is based on historical and other economic data trended into the future. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding to the expected option term. The dividend yield assumption is based on the Company’s history and expectation of no dividend payouts.

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

Warrants to Acquire Common Shares:

The Company accounts for common stock warrants as either equity-classified or liability classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 “Distinguishing Liabilities from Equity” ("ASC 480") and ASC 815 “Derivatives and Hedging” ("ASC 815"). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, whether the warrants meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

Foreign Currency Translation

For non-U.S. operations, the functional currency is U.S. dollars since these operations are a direct and integral component or extension of the parent company’s operations. As a result, the transactions of those operations that are denominated in foreign currencies are re-measured into U.S. dollars, and any resulting gains or losses are included in earnings.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of outstanding common shares for the period, considering the effect of participating securities. Diluted earnings (loss) per share is calculated by dividing net earnings (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods when they are anti-dilutive, common stock equivalents, if any, are not considered in the computation. At December 31, 2023 and 2022, there were 1,352,153 and 957,930 common share equivalents, respectively. For the years ended December 31, 2023 and 2022, these potential shares were excluded from the shares used to calculate diluted net loss per share as their effect would have been antidilutive.

Segment Reporting

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

Advertising

Advertising costs are expensed as incurred. Advertising costs amounted to $0 and $80,925 for the years ended December 31, 2023 and 2022, respectively.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Pronouncements

In October 2021, the FASB issued ASU No. 2021-08, “Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” (Topic 805). This ASU requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities (deferred revenue) from acquired contracts using the revenue recognition guidance in Topic 606. At the acquisition date, the acquirer applies the revenue model as if it had originated the acquired contracts. For the Company, the new guidance is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Adoption of the ASU should be applied prospectively. Early adoption is also permitted, including adoption in an interim period. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements and related disclosures.

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

In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions,” which clarifies that contractual sale restrictions are not considered in measuring fair value of equity securities and requires additional disclosures for equity securities subject to contractual sale restrictions. The standard is effective for public companies for fiscal years beginning after December 15, 2023. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements and related disclosures.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which will add required disclosures of significant expenses for each reportable segment, as well as certain other disclosures to help investors understand how the Chief Operating Decision Maker evaluates segment expenses and operating results. The new standard will also allow disclosure of multiple measures of segment profitability, if those measures are used to allocate resources and assess performance. The amendments will be effective for public companies for fiscal years beginning after December 15, 2023. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. The standard will be effective for public companies for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements.

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

On April 19, 2023, the Company closed a public offering of 1,850,000 shares of common stock at a public offering price of $4.00 per share, for gross proceeds of $7.4 million. After deducting underwriters' discounts and offering expenses, the net proceeds from the public offering were approximately $6.4 million. In accordance with the terms of the Maestro agreement, $2,294,751 or 35% of the net proceeds from the offering were expected to be used to pay down the debt to the Seller. Based on an agreement reached with the Seller on July 18, 2023, 50% of the amount due or $1,147,376 was paid to the Seller on July 19, 2023, and the balance will be paid no later than September 18, 2023. On September 18, 2023, Marpai paid the Seller $200,000 and the parties agreed that the balance of $947,376 will be paid over the course of six payments of $157,896 no later then April 2024.

As of December 31, 2023, the outstanding principal balance is $19,900,000 and the accrued interest on the principal is $122,982 for a total of $20,022,982 of which $631,584 is in other short-term liabilities and $19,391,398 is other long-term liabilities.

On February 7, 2024, the Company entered into Amendment No. 1 to Purchase Agreement (the “AXA Amendment”) with AXA S.A., a French société anonyme (“AXA”). The AXA Amendment amends the Membership Interest Purchase Agreement, dated August 4, 2022 (the “AXA Agreement”), executed by and among the Company, XL America Inc., a Delaware corporation, Seaview Re Holdings Inc., a Delaware corporation and AXA, pursuant to which the Company acquired all the membership interests of Maestro.

Pursuant to the AXA Amendment, the parties agreed to reduce the Base Purchase and the Full Base Amount each Price (as defined in the AXA Agreement) by three million dollars in the aggregate, provided that by December 31, 2024, (i) the Company’s largest shareholder has contributed at least three million dollars in equity, (ii) the Company maintains a listing of its securities on Nasdaq or a nationally recognized stock exchange and (iii) between February 29, 2024 and April 15, 2024, the Company makes all timely payments owed under the AXA Agreement (collectively, the “Reduction Criteria”).

In addition, the AXA Amendment provides that the requirement by the Company to pay AXA an amount equal to thirty five percent of the net proceeds, which shall be deferred for any such funds raised in calendar year 2024 such that any such payments shall be paid no later than January 15, 2025, and any amounts due as a result of private offerings of any officers or directors of the Company shall be due and payable no later than December 31, 2025.

The AXA Amendment also provides that the Company shall make three monthly payments of $157,896 on or prior to February 29, 2024, March 31, 2024 and April 15, 2024 for the 2024 year, as well as make such total accumulated annual payments of $2,294,751, $5,300,000, $13,300,000 and $22,300,000 in years 2024, 2025, 2026 and 2027 if the Reduction Criteria are met or $2,294,751, $8,300,000, $16,300,000 and $25,300,000 in years 2024, 2025, 2026 and 2027. The Company made the payment of $157,896 by February 29, 2024.

The following table represents the allocation of the purchase consideration among Maestro’s assets acquired and liabilities assumed at their acquisition-date fair values:

	December 31, 2022	Adjustment	December 31, 2023
Purchase Price
Purchase Price	$19,900,000		$19,900,000

Purchase Price Allocation

Cash	$17,081,602		$17,081,602
Restricted cash	16,306,547		16,306,547
Accounts receivable	321,198		321,198
Unbilled receivable	646,189		646,189
Prepaid expenses and other current assets	1,751,371		1,751,371
Property and equipment	921,680	(159,920)	761,760
Operating lease - right of use assets	2,555,375		2,555,375
Goodwill	3,454,143	198,140	3,652,283
Trademarks	800,000		800,000
Customer relationships	840,000		840,000
Security deposits	1,240,889		1,240,889
Account payable	(150,328)		(150,328)
Accrued expenses	(4,554,280)	(38,220)	(4,592,500)
Accrued fiduciary obligations	(16,306,547)		(16,306,547)
Operating lease liabilities	(4,816,490)		(4,816,490)
Deferred revenue	(191,349)		(191,349)
Total fair value of net assets acquired and liabilities assumed	$19,900,000	$—	$19,900,000

The Company recorded a measurement period adjustment to goodwill for property and equipment of $159,920, that was subsequently identified as not received during the acquisition, and accrued expenses of $38,220, relating to pre-acquisition liabilities.

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

Year Ended December 31, 2022
(pro forma)
Revenue	$40,406,192
Net loss	(39,774,661)

The unaudited pro forma financial information includes adjustments that are directly attributable to the business combination and are factually supportable. The pro forma adjustments include incremental amortization expense of $82,000 related to intangible and tangible assets acquired.

The unaudited pro forma results do not reflect any cost-saving synergies from operating efficiencies or the effect of the incremental costs incurred in integrating Maestro into the Marpai legacy business.

Accordingly, these unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the acquisition had occurred at the beginning of the period presented, nor are they indicative of future results of operations.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following at:

	December 31, 2023	December 31, 2022
Equipment	$140,890	$402,675
Furniture and fixtures	620,870	1,007,699
Leasehold improvements	—	745,453
Total cost	761,760	2,155,827
Accumulated depreciation	(150,900)	(649,745)
Property and equipment, net	$610,860	$1,506,082

Depreciation expense was $340,673 and $397,470 for the years ended December 31, 2023 and 2022, respectively.

NOTE 6 – CAPITALIZED SOFTWARE

Capitalized software consists of the following at:

	December 31, 2023	December 31, 2022
Capitalized software	$8,094,385	$8,094,385
Accumulated amortization	(5,966,691)	(3,505,679)
Capitalized software, net	$2,127,694	$4,588,706

Amortization expense was $2,461,013 and $2,318,953 for the year ended December 31, 2023 and 2022, respectively.

Estimated amortization for capitalized software for future periods is as follows:

Year Ended December 31,
2024	$1,542,007
2025	496,744
2026	88,943
$2,127,694

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

Goodwill consists of the following:

Amount
Balance as of December 31, 2022	$5,837,060
Measurement period adjustment to goodwill (Note 4)	198,140
Impairment of goodwill	(3,017,600)
Balance as of December 31, 2023	$3,017,600

The Company conducts an impairment test of goodwill on an annual basis and will also conduct tests if events occur or circumstances change that would, more likely than not, reduce the Company’s fair value below its net equity value. During the year ended December 31, 2022, the Company determined that its goodwill was not impaired. As circumstances changed during the year ended December 31, 2023, that would, more likely than not, reduce the Company’s fair value below its net equity value, the Company performed qualitative and quantitative analyses, assessing trends in market capitalization, current and future cash flows, revenue growth rates, and the impact of macroeconomic conditions on the Company and its performance. Based on the analysis performed in connection with its annual goodwill impairment test, and primarily due to changes in the Company’s stock price and market capitalization as well as changes in the Company’s executive management team and its overall operational and financial strategy in the fourth quarter of 2023, it was determined that goodwill was impaired. As a result, the Company recorded a goodwill impairment charge in the amount of $3,017,600 for the year ended December 31, 2023.

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS (CONTINUED)

Intangible assets consist of the following:

	December 31, 2023
	Useful	Gross Carrying	Accumulated	Net	Net Carrying
	Life	Amount	Amortization	Disposal	Amount
Trademarks	5-10 Years	$2,320,000	$(604,675)	$—	$1,715,325
Noncompete agreements	5 Years	990,000	(544,500)	—	445,500
Customer relationships	5-7 Years	3,760,000	(1,343,144)	(51,359)	2,365,497
Patents and patent applications	(*)	650,450	—	—	650,450
		$7,720,450	$(2,492,319)	$(51,359)	$5,176,772

(*) Patents have yet to be approved by US Patent Office. Useful life is determined upon placement into service after approval.

	December 31, 2022
	Useful	Gross Carrying	Accumulated	Net	Net Carrying
	Life	Amount	Amortization	Disposal	Amount
Trademarks	5-10 years	$2,320,000	$(292,671)	$—	$2,027,329
Noncompete agreements	5 Years	990,000	(346,500)	—	643,500
Customer relationships	5-7 Years	3,760,000	(758,000)	—	3,002,000
Patents and patent applications	(*)	650,450	-	—	650,450
		$7,720,450	$(1,397,171)	$—	$6,323,279

Amortization expense was $1,095,147 and 821,814 for the years ended December 31, 2023, and 2022, respectively.

Customer relationships of $67,000 with accumulated amortization of $15,641 were disposed of as part of the sale of a business unit during the year ended December 31, 2023.

On December 14, 2023, the Company, through Maestro, entered into an Asset Purchase Agreement with Payflex, pursuant to which the Company agreed to sell certain assets relating to the consumer directed benefits business. Pursuant to the Asset Purchase Agreement, Payflex agreed to pay the Company $1 million in cash as well as assume certain liabilities. In addition, provided that two customer agreements remain in place at September 1, 2024 and January 1, 2025, respectively, Payflex shall pay an additional contingent fee of $500,000 per customer agreement. The Asset Purchase Agreement contains customary representations and warranties and covenants. The transaction contemplated by the Asset Purchase Agreement closed on December 14, 2023.

Estimated amortization for trademarks, noncompete agreements and customer relationships for future periods is as follows:

Year Ended December 31,
2024	$1,086,863
2025	1,086,863
2026	938,645
2027	815,676
2028	256,284
Thereafter	341,991
Assets not placed in services	650,450
$5,176,772

NOTE 8 – LEASES

The Company leases office space and certain equipment under operating leases that expire between 2024 and 2030. The terms of the leases provide for rental payments with escalation clauses and contain options that allow the Company to extend or terminate the lease agreements.

Operating lease costs recorded in the accompanying consolidated statements of operations were $1,479,399 and $1,117,193 for the years ended December 31, 2023, and 2022.

The Company’s future lease payments, which are presented as current maturities of operating leases and noncurrent operating lease liabilities on the Company’s accompanying consolidated balance sheet as of December 31, 2023, including any optional extensions, are as follows:

Year Ended December 31,
2024	$909,296
2025	916,671
2026	927,671
2027	939,600
2028	876,385
Thereafter	1,085,258
Total lease payments	5,654,881
Less: imputed interest	(1,458,643)
Present value of lease liabilities	4,196,238
Less: current lease liabilities	(512,416)
Long-term lease liabilities	$3,683,822

The weighted average remaining lease term, including the optional extension, was 6.1 years and 5.9 years as of December 31, 2023, and 2022, respectively. The weighted average operating lease discount rate was 9.9% and 9.11% as of December 31, 2023, and 2022, respectively.

The Company does not recognize lease liabilities or lease assets on the consolidated balance sheets for short-term leases (leases with a lease term of twelve months or less as of the commencement date). Rather, any short-term lease payments are recognized as an expense on a straight-line basis over the lease term. The Company recognized expense of $132,080 for short-term lease commitments.

On January 15, 2021, Marpai Administrators entered into a sublease with an expiration date of November 30, 2023. The sublease calls for monthly rent payments of approximately $14,000 plus tax.

On July 18, 2023, Maestro entered into a sublease with an expiration date of July 31, 2027. The sublease calls for monthly rent payments of $40,000.

Sublease income recorded as other income for the years ended December 31, 2023, and 2022 was approximately $368,172 and $196,465, respectively.

The following is a summary as of December 31, 2023, of the contractual sublease income:

Year Ended December 31,
2024	$480,000
2025	480,000
2026	480,000
2027	280,000
Total sublease income	$1,720,000

NOTE 9 – LOSS AND LOSS ADJUSTMENT EXPENSES

The following tables show changes in aggregate reserves for the Company's loss and loss adjustment expenses:

	December 31, 2023	December 31, 2022
Net reserves at January 1,	$—	$—
Incurred loss and loss adjustment expenses
Provisions for insured events of the current year	388,498	—
Change in provision for insured events of prior year	—	—
Total incurred loss and loss adjustment expense	388,498	—
Payments
Loss and loss adjustment expenses attributable to insured events of the current year	122,957	—
Loss and loss adjustment expenses attributable to insured events of the prior year	—	—
Total payments	122,957	—
Net reserves at December 31,	$265,541	$—

NOTE 10 – REVENUE

Disaggregation of Revenue

The following tables illustrates the disaggregation of revenue by similar products:

	December 31, 2023	December 31, 2022
Third Party Administrator services	$36,829,145	$24,341,874
Captive insurance	325,905	—
Total	$37,155,050	$24,341,874

NOTE 11 – SHARE-BASED COMPENSATION

Global Incentive Plan

On May 31, 2022, the shareholders of the Company approved the Company’s Board of Directors proposal to increase the Company’s Global Incentive Plan (the “Plan”) by 1,575,000 shares, thus bringing the total number of stock options, restricted stock units (“RSUs”) and restricted stock awards (“RSAs”) that may be issued pursuant to the Plan to 1,950,855.

On May 31, 2023, the shareholders of the Company approved the Company’s Board of Directors' proposal to increase the Company’s Plan by an additional 500,000 shares, thus bringing the total number of stock options, RSUs and RSAs that may be issued pursuant to the Plan to 2,450,855.

Under the terms of the Plan, on the grant date, the Board of Directors determines the vesting schedule of each stock option and RSUs on an individual basis. All stock options expire the earlier of (1) ten years from the date of the grant, (2) May 31, 2031, or (3) 90 days after the termination of employment of the grantee.

Stock Options

The fair value of stock options and share awards granted under the stock option plan during the year ended December 31, 2023, and 2022 was estimated at the date of grant using the Black-Scholes option pricing model and the following assumptions for grants:

	2023	2022
Risk-free interest rates	3.43% to 4.44%	3.61%
Expected life	5 years	5 years
Expected volatility	41% to 186.14%	41.00%
Expected dividend yield	0.00%	0.00%

The following table summarizes the stock option activity:

			Weighted Average	Aggregate
	Number of	Weighted Average	Remaining	Intrinsic
	Options	Exercise Price	Contractual Term	Value
Balance at January 1, 2023	931,934	$5.88	8.91	$203,295
Granted	717,250	2.56
Forfeited/Cancelled	(385,394)	4.99
Exercised	(49,833)	0.01
Balance at December 31, 2023	1,213,957	4.43	8.70	$—
Exercisable at December 31, 2023	707,435	$5.32	8.43	$—

The following table summarizes the Company’s non-vested stock options activity:

		Weighted-Average
	Non-vested Options	Grant Date Fair
	Outstanding	Value
At January 1, 2023	507,664	$2.64
Options granted	717,250	1.50
Options forfeited/cancelled	(331,200)	2.12
Options exercised	(9,870)	5.42
Options vested	(377,322)	1.80
At December 31, 2023	506,522	$1.67

NOTE 11 – SHARE-BASED COMPENSATION (CONTINUED)

For the years ended December 31, 2023, and 2022, the Company recognized $894,154 and $828,860 of stock compensation expense relating to stock options, respectively. As of December 31, 2023, there was $824,918 of unrecognized stock compensation expense related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately two years.

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

The following table summarizes the restricted stock awards activity:

Weighted-Average
	Restricted Stock	Grant Date Fair Value
	Awards	Per Share
Outstanding at January 1, 2023	55,735	$5.92
Granted	—	—
Forfeited/cancelled	—	—
Vested	(55,735)	5.92
Outstanding at December 31, 2023	—	$—

For the years ended December 31, 2023, and 2022, the Company recognized $297,354 and $1,301,599 of stock compensation expense relating to RSAs, respectively. As of December 31, 2023, there was $0 of unrecognized compensation expense related to unvested restricted share awards.

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

On February 28, 2023, the Company issued 33,387 fully vested RSUs to an officer upon his one-year anniversary of employment.

On August 2, 2023, the Company issued 28,090 fully vested RSUs to an officer.

On August 16, 2023, the Company issued 400,000 RSUs which fully vested on September 7, 2023, to an advisor, and the Company also agreed to guarantee the minimum value of the RSUs on their vesting dates. The Company accrued $548,450 in accounts payable in the consolidated balance sheet, reflecting this minimum value obligation as of December 31, 2023.

The following table summarizes the restricted stock units activity:

	Restricted Stock
	Units	Value
Outstanding at January 1, 2023	72,957	$4.44
Granted	580,227	1.58
Forfeited/cancelled	(127,605)	3.25
Vested	(525,579)	1.57
Outstanding at December 31, 2023	—	$—

For the years ended December 31, 2023, and 2022, the Company recognized $782,175 and $1,406,548 of stock compensation expense relating to RSUs, respectively. As of December 31, 2023, there was no unrecognized compensation expense related to unvested RSUs.

NOTE 12 – WARRANTS

Upon closing of the Company's public offering (Note 18), the Company issued to the underwriter, warrants to purchase 92,500 shares of common stock (the “Underwriter’s Warrants”). The Underwriter’s Warrants are exercisable at a per share exercise price equal to 125% of the public offering price per share in the offering, which was determined to be $5.00. The Underwriter’s Warrants are exercisable at any time, in whole or in part, from October 19, 2023, through April 19, 2028.

On December 7, 2023, the Company issued warrants to a former executive management member to purchase 140,000 shares of common stock for $32,200 cash received. The warrants are exercisable at a per share exercise price of $2.50. The warrants are exercisable at any time, in whole or in part, from December 7, 2023, through December 6, 2028.

The following assumptions were used to calculate the issuance date fair value:

Exercise price of the warrants	$2.50
Contractual life of the warrants	5 years
Current value of the underlying common stock	$2.03
Expected volatility	186.14%
Expected dividend yield	0.00%
Risk-free interest rate	4.12%

The table below summarizes the Company’s warrant activities:

	Number of
	Common	Exercise Price	Weighted
	Share	Range Per	Average
	Warrants	Share	Exercise Price
Balance at January 1, 2023	412,218	$5.72 to $31.60	$23.68
Granted	232,500	$2.50 to $5.00	3.49
Forfeited	—	—	—
Exercised	—	—	—
Balance at December 31, 2023	644,718	$2.50 to $31.60	$16.40

Balance at January 1, 2022	412,218	$5.72 to $31.60	$23.68
Granted	—	—	—
Forfeited	—	—	—
Exercised	—	—	—
Balance at December 31, 2022	412,218	$5.72 to $31.60	$23.68

NOTE 13 – INCOME TAXES

Income tax benefit consists of the following:

	December 31, 2023	December 31, 2022
Current:
Federal	$—	$—
State	—	—
Foreign	—	—
Total Current	—	—

Deferred:
Federal	(224,224)	(456,438)
State	(65,914)	(64,694)
Total Deferred	(290,138)	(521,132)

Income tax benefit	$(290,138)	$(521,132)

The effective tax rate was 1.0% and 1.9% for the years ended December 31, 2023, and 2022, respectively. The effective tax rate differs from the federal tax rate of 21% for the years ended December 31, 2023, and 2022 due primarily to the full valuation allowance and other discrete items.

Reconciliation between the effective tax rate on loss before provision for income taxes and the statutory tax rate is as follows:

12/31/2023
Income tax expense (benefit) at federal statutory rate	21.0%
State and local taxes	0.2%
Change in valuation allowance	(15.8)%
Change in state and local tax rates	0.9%
Permanent book to tax differences	(3.3)%
Provision to return adjustments	0.3%
Earnings of foreign subsidiary	(2.7)%
Earnings of captive insurance subsidiary	(0.1)%
Other - net	0.5%
Income tax expense (benefit)	1.0%

12/31/2022
Income tax expense (benefit) at federal statutory rate	21.0%
State taxes	0.2%
Change in valuation allowance	(20.4)%
Change in deferred tax liability	1.9%
Permanent differences	(1.4)%
Other - net	0.6%
Income tax expense (benefit)	1.9%

At December 31, 2023, the Company had federal and state net operating losses (“NOLs”) in the amount of approximately $48,241,000 and $39,697,000 respectively. While the federal NOLs carryforward indefinitely, the Tax Cuts & Jobs Act of 2017 limits the amount of federal net operating loss utilized each year after December 31, 2020, to 80% of taxable income. The state NOLs start expiring in 2031.

Temporary differences which give rise to a significant portion of deferred tax assets are as follows at:

	December 31, 2023	December 31, 2022
Deferred income tax assets (liabilities):
Startup costs	$1,016,420	$1,035,317
Stock compensation - RSAs	1,068,953	875,498
Net operating losses - Federal	10,130,630	6,204,900
Net operating losses - State and Local	1,820,726	1,264,598
Accrued expenses	-	-
Amortization	(898,046)	(1,217,409)
Depreciation	(257,764)	(262,179)
Operating lease assets	(587,268)	(813,972)
Operating lease liabilities	1,038,552	1,370,631
Deferred revenue	45,980	45,388
Allowance for Doubtful Accounts	(6,093)	—
	13,372,090	8,502,772
Less: Valuation allowance	(14,561,832)	(9,982,652)
Deferred tax liabilities, net	$(1,189,742)	$(1,479,880)

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred since inception. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. On the basis of this evaluation, as of December 31, 2023, a valuation allowance of $14,561,832 has been recorded to recognize the portion of the deferred tax asset that is more likely than not to be realized. The net change in the valuation allowance was $4,579,180. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded.

The Company and its subsidiaries income tax returns for 2019 through 2022 remain subject to examination by tax jurisdictions.

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

At December 31, 2023 and 2022, there are $0 unrecognized tax benefits that if recognized would affect the annual effective tax rate.

During the years ended December 31, 2023 and 2022, the Company recognized $0 in interest and penalties. The Company had $0 for the payment of interest and penalties accrued at December 31, 2023 and 2022, respectively.

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

Long-lived assets including goodwill, intangible assets, capitalized software, property and equipment and operating lease right-of-use, by geographic region, are as follows at:

	December 31, 2023	December 31, 2022
United States	$12,014,390	$17,993,006
Israel	1,291,375	4,103,931
Total long-lived assets	$13,305,765	$22,096,937

NOTE 15 – RELATED PARTY TRANSACTIONS

The Company receives consulting services and marketing services from various shareholders and directors. The total cost of these consulting services recorded in general and administrative expenses for the years ended December 31, 2023, and 2022, was approximately $88,000 and $208,000, respectively. The total cost of marketing services is recorded in sales and marketing expenses for the years ended December 31, 2023, and 2022, was approximately $0 and $341,000, respectively.

NOTE 15 – RELATED PARTY TRANSACTIONS (CONTINUED)

On December 30, 2020, the Company received an advance from a certain investor for reimbursement of certain expenses. This was recorded as a related party transaction on the accompanying consolidated balance sheet as of December 31, 2022, in the amount of $3,201. This amount was repaid during the year ended December 31, 2023.

On December 7, 2023, the Company issued a warrant to a former executive management member (see Note 12).

On December 14, 2023, the Company entered into a securities purchase agreement with an entity controlled by the Company’s Chief Executive Officer (see Note 2).

Subsequent to December 31, 2023, the Company entered into capital raising agreements with certain related parties (see Note 20).

NOTE 16 – ACCRUED SEVERANCE PAY AND EMPLOYEE RETIREMENT PLAN

EYME’s employees are all based in Israel. Pursuant to Israel’s Severance Pay Law, Israeli employees are entitled to severance pay equal to one month’s salary for each year of employment, or a portion thereof. All of the employees of EYME elected to be included under section 14 of the Severance Pay Law, 1963 (“Section 14”). According to this section, these employees are entitled only to monthly deposits, at a rate of 8.33% of their monthly salary, made in their name with insurance companies. Payments in accordance with Section 14 release the Company from any future severance payments (under the above Israeli Severance Pay Law) in respect of those employees; therefore, related assets and liabilities are not presented in the accompanying consolidated balance sheet.

Total expenses related to severance pay amounted to $49,040 and $144,896 for the years ended December 31, 2023, and 2022, respectively.

The Company excluding Maestro, has a defined contribution plan covering eligible employees with at least one month of service. The Company fully matches employee contributions up to 5% of the total compensation. Total expense for the years ended December 31, 2023, and 2022, was $318,745 and $343,682, respectively.

Maestro has a defined contribution plan covering eligible employees with at least one month of service. The Company fully matches employee contributions up to 5% of the total compensation. Total expense for the years ended December 31, 2023, and 2022, was $321,149 and $45,279, respectively.

NOTE 17 – ACCRUED EXPENSES

Accrued expenses consisted of the following:

	December 31, 2023	December 31, 2022
Employee compensation	$1,202,145	$1,433,327
Accrued bonuses	178,000	1,712,009
Performance guarantee liabilities	165,464	244,029
Other accrued expenses and liabilities	1,270,545	1,885,351
Total accrued expenses	$2,816,154	$5,274,716

NOTE 18 – STOCKHOLDERS’ (DEFICIT) EQUITY

On April 19, 2023, the Company closed its public offering of 1,850,000 shares of common stock at a public offering price of $4.00 per share, for gross proceeds of $7.4 million. After deducting underwriters' discounts and offering expenses, the net proceeds from the public offering were approximately $6.4 million. In accordance with the terms of the Maestro Agreement, $2,294,751 or 35% of the net proceeds from the offering were expected to be used to pay down the debt to the Seller (see Note 4).

During the years ended December 31, 2023, and 2022, the Company issued 25,000 and 9,375 shares of common stock to a vendor in consideration for services rendered.

On December 14, 2023, the Company issued 150,000 shares of common stock via a private placement sale.

During the year ended December 31, 2023, the Company issued warrants to a former executive management member (see Note 12).

NOTE 19 - LITIGATION AND LOSS CONTINGENCIES

From time to time, the Company may be subject to other legal proceedings, claims, investigations, and government inquiries (collectively, legal proceedings) in the ordinary course of business. It may receive claims from third parties asserting, among other things, infringement of their intellectual property rights, defamation, labor and employment rights, privacy, and contractual rights. There are no currently pending legal proceedings that the Company believes will have a material adverse impact on the Company’s business or consolidated financial statements.

NOTE 20 – SUBSEQUENT EVENTS

On January 16, 2024, the Company entered into a securities purchase agreement (the “Second SPA”) with certain Company insiders consisting of HillCour Investment Fund, LLC (“HillCour”), an entity controlled by the Company’s Chief Executive Officer, the Company’s Chairman, and one of the Company’s directors, pursuant to which the Company agreed to issue and sell 1,322,100 shares of Common Stock in a private placement, at a purchase price of $0.9201 per share (or the consolidated closing bid price of the Company’s Common Stock on Nasdaq as of January 16, 2024). The securities issued in the First SPA and Second SPA are exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506(b) of Regulation D promulgated thereunder. The securities have not been registered under the Securities Act and may not be sold in the United States absent registration or an exemption from registration.

On February 5, 2024, the Company entered into an Agreement of Sale of Future Receipts (the “Libertas Agreement”) with Libertas Funding LLC (“Libertas”) to sell future receipts totaling $2,193,000 for a purchase price of $1,700,000. The sold amount of future receipts is to be delivered weekly to Libertas at predetermined amounts over a period of nine months. The agreement contains an early delivery discount fee for delivering the future receivables before the end of the contract term and an origination fee. The Company’s Chief Executive Officer provided a guarantee for the funding agreement through various entities the Chief Executive Officer controls.

On February 7, 2024, the Company entered into an amendment with AXA, see Note 5.

On March 7, 2024, the Company entered into a securities purchase agreement with HillCour Investment Fund, LLC, an entity controlled by the Company’s Chief Executive Officer, Damien Lamendola, pursuant to which we agreed to issue and sell 910,000 shares of Common Stock in a private placement, at a purchase price of $1.65 per share (or the consolidated closing bid price of the Company’s Common Stock on Nasdaq as of March 7, 2024).