Form 10-Q
period 2024-03-31
Marpai, Inc.
filed 2024-05-09
CIK 1844392

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

(855) 389-7330

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

As of May 9, 2024, there were 10,308,038 shares of the Company’s common stock, par value $0.0001 per share, outstanding.

MARPAI, INC.

i

PART I — FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements.

MARPAI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$851	$1,147
Restricted cash	12,761	12,345
Accounts receivable, net of allowance for credit losses of $25 and $25	366	1,124
Unbilled receivable	727	768
Due from buyer for sale of business unit	800	800
Prepaid expenses and other current assets	1,000	901
Total current assets	16,505	17,085

Property and equipment, net	579	611
Capitalized software, net	1,512	2,127
Operating lease right-of-use assets	2,311	2,373
Goodwill	3,018	3,018
Intangible assets, net	4,874	5,177
Security deposits	1,267	1,267
Other long-term asset	22	22
Total assets	$30,088	$31,680
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$3,824	$4,649
Accrued expenses	3,076	2,816
Accrued fiduciary obligations	9,510	11,573
Deferred revenue	1,481	661
Current portion of operating lease liabilities	523	512
Other short-term liabilities	1,709	632
Total current liabilities	20,123	20,843

Other long-term liabilities	19,724	19,401
Operating lease liabilities, net of current portion	3,547	3,684
Deferred tax liabilities	1,190	1,190
Total liabilities	44,584	45,118
COMMITMENTS AND CONTINGENCIES (Note 16)
STOCKHOLDERS’ DEFICIT
Common stock, $0.0001 par value, 227,791,050 shares authorized; 10,308,038 shares and 7,960,938 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively (1)	1	1
Additional paid-in capital	66,595	63,307
Accumulated deficit	(81,092)	(76,746)
Total stockholders’ deficit	(14,496)	(13,438)
Total liabilities and stockholders’ deficit	$30,088	$31,680

(1) Reflects 1-for-4 reverse stock split that became effective June 29, 2023. See Note 1 to the unaudited condensed consolidated financial statements.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARPAI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except share and per share data)

	Three months ended March 31,
	2024	2023
Revenue	$7,385	$9,672
Costs and expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below)	4,871	6,409
General and administrative	3,421	5,226
Sales and marketing	602	2,179
Information technology	1,124	2,187
Research and development	7	500
Depreciation and amortization	951	1,044
Facilities	474	650
Total costs and expenses	11,450	18,195
Operating loss	(4,065)	(8,523)
Other income (expenses)
Other income	120	50
Interest expense, net	(398)	(385)
Foreign exchange loss	(3)	(15)
Loss before provision for income taxes	(4,346)	(8,873)
Income tax expense	—	—
Net loss	$(4,346)	$(8,873)
Net loss per share, basic & fully diluted (1)	$(0.46)	$(1.68)
Weighted average shares of common stock outstanding, basic and diluted (1)	9,405,775	5,290,661

(1) Reflects 1-for-4 reverse stock split that became effective June 29, 2023. See Note 1 to the unaudited condensed consolidated financial statements.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARPAI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

(in thousands, except share data)

	Common Stock
			Additional Paid-	Accumulated	Total Stockholders’
Three months ended March 31, 2024	Shares (1)	Amount	In Capital	Deficit	Deficit
Balance, January 1, 2024	7,960,938	$1	$63,307	$(76,746)	$(13,438)
Share-based compensation	-	-	561	-	561
Issuance of common stock upon vesting of restricted stock units	115,000	-	-	-	-
Issuance of common stock in connection with public offering, net	2,232,100	-	2,727	-	2,727
Net loss	-	-	-	(4,346)	(4,346)
Balance, March 31, 2024	10,308,038	$1	$66,595	$(81,092)	$(14,496)

Three months ended March 31, 2023
Balance, January 1, 2023	5,319,758	$1	$54,128	$(47,994)	$6,135
Share-based compensation	-	-	748	-	748
Issuance of common stock upon vesting of restricted stock units	33,387	-	-	-	-
Shares issued to vendors in exchange for services	25,000	-	79	-	79
Issuance of common stock upon exercise of stock options	24,976	-	-	-	-
Net loss	-	-	-	(8,873)	(8,873)
Balance, March 31, 2023	5,403,121	$1	$54,955	$(56,867)	$(1,911)

(1) Reflects 1-for-4 reverse stock split that became effective June 29, 2023. See Note 1 to the unaudited condensed consolidated financial statements.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARPAI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three months ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(4,346)	$(8,873)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	951	1,044
Share-based compensation	561	623
Common stock issued to vendors in exchange for services	—	79
Amortization of right-of-use asset	62	252
Non-cash interest	423	388
Changes in operating assets and liabilities:
Accounts receivable and unbilled receivable	800	(239)
Prepaid expense and other assets	(99)	162
Accounts payable	(825)	653
Accrued expenses	215	(1,416)
Accrued fiduciary obligations	(2,063)	—
Operating lease liabilities	(126)	(363)
Other liabilities	862	1,149
Net cash used in operating activities	(3,585)	(6,541)
Cash flows from investing activities:
Disposal of property and equipment	—	3
Net cash provided by investing activities	—	3
Cash flows from financing activities:
Proceeds from sale of future cash receipts on accounts receivable	1,509	—
Payments to buyer of receivables (Note 3)	(57)	—
Payments to seller for acquisition (Note 3)	(474)	—
Proceeds from issuance of common stock in a private offering, net	2,727	—
Net cash provided by financing activities	3,705	—

Net increase (decrease) in cash, cash equivalents and restricted cash	120	(6,538)

Cash, cash equivalents and restricted cash at beginning of period	13,492	23,117
Cash, cash equivalents and restricted cash at end of period	$13,612	$16,579

Reconciliation of cash, cash equivalents, and restricted cash reported in the condensed consolidated balance sheet
Cash and cash equivalents	$851	$6,174
Restricted cash	12,761	10,405
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statement of cash flows	$13,612	$16,579
Supplemental disclosure of non-cash activity
Measurement period adjustment to goodwill	$—	$36

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARPAI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 2 – UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim condensed consolidated financial statements furnished reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year. The unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for its year ended December 31, 2023.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.

MARPAI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – LIQUIDITY AND GOING CONCERN

As shown in the accompanying condensed consolidated financial statements as of March 31, 2024, the Company had an accumulated deficit of approximately $81.1 million and negative working capital of approximately $3.6 million. At March 31, 2024, the Company had long term debt of approximately $19.7 million and approximately $0.9 million of unrestricted cash on hand. For the three months ended March 31, 2024, the Company recognized a net loss of approximately $4.3 million and negative cash flows from operations of approximately $3.6 million. Since inception, the Company has met its cash needs through proceeds from issuing convertible notes, warrants as well as sales of its common stock.

The Company currently projects that it will need additional capital to fund its current operations and capital investment requirements until the Company scales to a revenue level that permits cash self-sufficiency. As a result, the Company needs to raise additional capital or secure debt funding to support on-going operations until such time. This projection is based on the Company’s current expectations regarding revenues, expenditures, cash burn rate and other operating assumptions. The sources of this capital are anticipated to be from the sale of equity and/or the issuance of debt. Alternatively, or in addition, the Company may seek to sell assets which it regards as non-strategic. Any of the foregoing may not be achievable on favorable terms, or at all. Additionally, any debt or equity transactions may cause significant dilution to existing stockholders.

If the Company is unable to raise additional capital moving forward, its ability to operate in the normal course and continue to invest in its product portfolio may be materially and adversely impacted and the Company may be forced to scale back operations or divest some or all of its assets.

As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern through twelve months from the date these unaudited condensed consolidated financial statements are issued. These unaudited condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

On December 14, 2023, the Company, through Maestro, entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Payflex Systems USA, Inc. (“Payflex”), pursuant to which the Company agreed to sell certain assets relating to the consumer directed benefits business. Pursuant to the Asset Purchase Agreement, Payflex agreed to pay the Company $1 million in cash as well as assume certain liabilities. In addition, provided that two customer agreements remain in place by September 1, 2024, and January 1, 2025, respectively, Payflex shall pay an additional contingent fee of $500 thousand per customer agreement. The Asset Purchase Agreement contains customary representations and warranties and covenants. The transaction contemplated by the Asset Purchase Agreement closed on December 14, 2023.

On January 16, 2024, the Company entered into a securities purchase agreement (the “Second SPA”) with certain Company insiders consisting of HillCour Investment Fund, LLC (“HillCour”), an entity controlled by the Company’s Chief Executive Officer, the Company’s Chairman, and one of the Company’s directors, pursuant to which the Company agreed to issue and sell 1,322,100 shares of Common Stock in a private placement, at a purchase price of $0.9201 per share (or the consolidated closing bid price of the Company’s Common Stock on Nasdaq as of January 16, 2024). The securities issued in the Second SPA are exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506(b) of Regulation D promulgated thereunder. The securities have not been registered under the Securities Act and may not be sold in the United States absent registration or an exemption from registration.

On February 5, 2024, the Company entered into an Agreement of Sale of Future Receipts (the “Libertas Agreement”) with Libertas Funding LLC (“Libertas”). Under the Libertas Agreement, the Company sold to Libertas future receipts totaling $2.2 million for a purchase price of $1.7 million. At the closing of the Libertas Agreement, the Company received cash proceeds of $1.5 million, net of the first payment of $157 thousand.

Pursuant to the terms of the Libertas Agreement, the Company agreed to pay Libertas $57 thousand each week, including interest, based upon an anticipated 20% of its future receivables until such time as $2.2 million has been paid, a period Libertas and the Company

MARPAI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

estimate to be approximately 11 months. The Libertas Agreement also contains customary affirmative and negative conventions, representations and warranties, and default and terminations provisions.

During the three months ended March 31, 2024, the Company paid $134 thousand of the original balance under the agreement, along with $70 thousand of interest.

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

In addition, the AXA Amendment provides that the requirement by the Company to pay AXA an amount equal to thirty five percent of the net proceeds, shall be deferred for any such funds raised in calendar year 2024 such that any such payments shall be paid no later than January 15, 2025, and any amounts due as a result of private offerings of any officers or directors of the Company shall be due and payable no later than December 31, 2025.

The AXA Amendment also provides that the Company shall make three monthly payments of $158 thousand on or prior to February 29, 2024, March 31, 2024 and April 15, 2024 for the 2024 year, as well as make such total accumulated annual payments of $2.3 million, $5.3 million, $13.3 million and $22.3 million in years 2024, 2025, 2026 and 2027 if the Reduction Criteria are met or $2.3 million, $8.3 million, $16.3 million and $25.3 million in years 2024, 2025, 2026 and 2027, respectively. The Company made timely payments of $158 thousand for February, March and April 2024.

On March 7, 2024, the Company entered into a securities purchase agreement with HillCour pursuant to which the Company agreed to issue and sell 910,000 shares of Common Stock in a private placement, at a purchase price of $1.65 per share (or the consolidated closing bid price of the Company’s Common Stock on Nasdaq as of March 7, 2024).

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses reported in those financial statements. Descriptions of the Company’s significant accounting policies are discussed in the notes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. Management evaluates the related estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from those estimates and assumptions. Significant changes, if any, in those estimates and assumptions resulting from continuing changes in the economic environment will be reflected in the consolidated financial statements in future periods.

Restricted Cash

Restricted cash balances are composed of funds held on behalf of clients in a fiduciary capacity, cash held in a separate bank account pledged to a bank as collateral for a bank guarantee provided to the lessor to secure the Company’s obligations under a lease agreement,

MARPAI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

During the year ended December 31, 2023, the Company performed qualitative and quantitative analyses, assessing trends in market capitalization, current and future cash flows, revenue growth rates, and the impact of macroeconomic conditions on the Company and its performance. Based on the analysis performed in connection with its annual goodwill impairment test, and primarily due to changes in the Company’s stock price and market capitalization as well as changes in the Company’s executive management team and its overall operational and financial strategy in the fourth quarter of 2023, it was determined that goodwill was impaired. As a result, the Company recorded a goodwill impairment charge in the amount of $3.0 million for the year ended December 31, 2023. There was no goodwill impairment for the three months ended March 31, 2024 and 2023.

MARPAI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets

Intangible assets consist of customer relationships, non-compete agreements, and amounts attributed to patent and patent applications that were acquired through an acquisition and are amortized on a straight-line basis over useful lives ranging from five to ten years. The Company’s intangible assets are reviewed for impairment when events or circumstances indicate their carrying amounts may not be recoverable. The Company reviews the recoverability of its intangible assets by comparing the carrying value of such assets to the related undiscounted value of the projected cash flows associated with the assets, or asset group. If the carrying value is found to be greater, the Company records an impairment loss for the excess of book value over fair value. No impairment of the Company’s intangible assets was recorded for the three months ended March 31, 2024 and 2023.

The continuation of operating losses, negative cash flows from operations, negative working capital, and inability to secure planned funding from capital raising activities could result in impairment to goodwill and/or intangible assets that could be material to the consolidated financial statements in future periods. The Company will continue to monitor these events and circumstances each reporting period.

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

The Company also provides certain performance guarantees under their contracts with customers. Customers may be entitled to receive compensation if the Company fails to meet the guarantees. Actual performance is compared to the contractual guarantee for each measure throughout the period. The Company had performance guarantee liabilities of $202 thousand, which is included in accrued expenses on the accompanying condensed consolidated balance sheet as of March 31, 2024.

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

MARPAI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of outstanding shares of common stock for the period, considering the effect of participating securities. Diluted earnings (loss) per share is calculated by dividing net earnings (loss) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. During the periods when they are anti-dilutive, shares of common stock equivalents, if any, are not considered in the computation. At March 31, 2024 and 2023, there were 1,583,723 and 1,048,351 common stock equivalents, respectively. For the three months ended March 31, 2024 and 2023, these potential shares were excluded from the shares used to calculate diluted net loss per share as their effect would have been antidilutive.

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which will add required disclosures of significant expenses for each reportable segment, as well as certain other disclosures to help investors understand how the Chief Operating Decision Maker evaluates segment expenses and operating results. The new standard will also allow disclosure of multiple measures of segment profitability, if those measures are used to allocate resources and assess performance. The amendments will be effective for public companies for fiscal years beginning after December 15, 2023 and for interim reporting periods beginning after December 15, 2024. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements and related disclosures.

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

MARPAI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following at:

(in thousands)

	March 31, 2024	December 31, 2023
Equipment	$141	$141
Furniture and fixtures	621	621
Total cost	762	762
Accumulated depreciation	(183)	(151)
Property and equipment, net	$579	$611

Depreciation expense was $32 thousand and $154 thousand for the three months ended March 31, 2024 and 2023, respectively.

NOTE 6 – CAPITALIZED SOFTWARE

Capitalized software consists of the following at:

(in thousands)

	March 31, 2024	December 31, 2023
Capitalized software	$8,094	$8,094
Accumulated amortization	(6,582)	(5,967)
Capitalized software, net	$1,512	$2,127

Amortization expense was $615 thousand and $616 thousand for the three months ended March 31, 2024 and 2023, respectively.

NOTE 7 – INTANGIBLE ASSETS

Intangible assets consist of the following:

(in thousands)

	March 31, 2024
	Useful	Gross Carrying	Accumulated	Net	Net Carrying
	Life	Amount	Amortization	Disposal	Amount
Trademarks	5-10 Years	$2,320	$(683)	$—	$1,637
Noncompete agreements	5 Years	990	(594)	—	396
Customer relationships	5-7 Years	3,760	(1,485)	(51)	2,224
Patents and patent applications	5 Years	650	(33)	—	617
		$7,720	$(2,795)	$(51)	$4,874

	December 31, 2023
Trademarks	5-10 Years	$2,320	$(605)	$—	$1,715
Noncompete agreements	5 Years	990	(545)	—	445
Customer relationships	5-7 Years	3,760	(1,342)	(51)	2,367
Patents and patent applications	(*)	650	—	—	650
		$7,720	$(2,492)	$(51)	$5,177

(*)
Patents have yet to be approved by the United States Patent and Trademark Office. Useful life is determined upon placement into service after approval.

MARPAI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Amortization expense was $303 thousand and $274 thousand for the three months ended March 31, 2024 and 2023, respectively.

NOTE 8 – LOSS AND LOSS ADJUSTMENT EXPENSES

The following tables shows changes in aggregate reserves for the Company's loss and loss adjustment expenses:

(in thousands)

	2024	2023
Net reserves at January 1	$266	$—
Incurred loss and loss adjustment expenses
Provisions for insured events of the current year	5	84
Change in provision for insured events of prior year	89	—
Total incurred loss and loss adjustment expense	94	84
Payments
Loss and loss adjustment expenses attributable to insured events of the current year	5	—
Loss and loss adjustment expenses attributable to insured events of the prior year	119	—
Total payments	124	—
Net reserves at March 31	$236	$84

NOTE 9 – REVENUE

Disaggregation of Revenue

The following tables illustrates the disaggregation of revenue by similar products:

For the three months period

(in thousands)

	March 31, 2024	March 31, 2023
TPA services	$7,364	$9,583
Captive insurance	21	89
Total	$7,385	$9,672

NOTE 10 – SHARE-BASED COMPENSATION

Global Stock Incentive Plan

On May 31, 2023, the shareholders of the Company approved the Company’s Board of Directors proposal to increase the Company’s 2020 Global Incentive Plan (the “Plan”) by an additional 500,000 shares, thus bringing the total number of stock options, restricted stock units (“RSUs”) and restricted stock awards (“RSAs”) that may be issued pursuant to the Plan to 2,450,855.

Under the term of the Plan, on the grant date, the Board of Directors determines the vesting schedule of each stock option and RSUs on an individual basis. All stock options expire ten (10) years from the date of the grant. Vested options expire 90 days after the termination of employment of the grantee.

MARPAI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Stock Options

There were no options granted for the three months ended March 31, 2024. The fair value of options granted under the Plan during the three months ended March 31, 2023 was estimated at the date of grant using the Black-Scholes option pricing model and the following assumptions for grants:

2023
Risk-free interest rates	3.43%
Expected life	5 years
Expected volatility	41.00%
Expected dividend yield	0.00%

The following table summarizes the stock option activity:

(in thousands except share and per share data)

			Weighted Average	Aggregate
	Number of	Weighted Average	Remaining	Intrinsic
	Options	Exercise Price	Contractual Term	Value
Balance at January 1, 2024	1,213,957	$4.43	8.70	$—
Granted	—	—
Forfeited/Cancelled	(78,325)	7.11
Exercised	—	—
Balance at March 31, 2024	1,135,632	4.22	5.49	$187
Exercisable at March 31, 2024	704,005	$4.98	5.23	$52

The following table summarizes the Company’s non-vested stock options:

		Weighted-Average
	Non-vested Options	Grant Date Fair
	Outstanding	Value
At January 1, 2024	506,522	$1.67
Options granted	—	—
Options forfeited/cancelled	(7,830)	2.75
Options exercised	—	—
Options vested	(67,065)	1.70
At March 31, 2024	431,627	$1.65

For the three months ended March 31, 2024 and 2023, the Company recognized $121 thousand and $216 thousand of stock compensation expense relating to stock options, respectively. As of March 31, 2024, there was $696 thousand of unrecognized stock compensation expense related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately 2.5 years.

Restricted Stock Awards

In July 2019, the Board of Directors of the Company authorized grants of RSAs through a restricted stock award purchase agreement to certain founders, consultants, and advisors of the Company. Certain grants to the Company’s founders were fully vested at the date of incorporation, other grants vest over a four-year period on each anniversary of the grant date, based on continued employment, and other grants vest based on various milestones. The shares of common stock underlying the RSAs were issued upon grant.

For the three months ended March 31, 2024 and 2023, the Company recognized $0 and $121 thousand of stock compensation expense relating to RSAs, respectively. As of March 31, 2024, there was $0 of unrecognized compensation expense related to unvested restricted share awards.

MARPAI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Units

The following table summarizes the restricted stock units activity:

	Outstanding	Value
Outstanding at January 1, 2024	—	$—
Granted	350,000	1.78
Forfeited/cancelled	—	—
Vested	(115,000)	1.73
Outstanding at March 31, 2024	235,000	$1.81

For the three months ended March 31, 2024 and 2023, the Company recognized $440 thousand and $286 thousand of stock compensation expense relating to RSUs, respectively. As of March 31, 2024, there was $2.6 million of unrecognized compensation expense remaining related to unvested restricted share units.

NOTE 11 – WARRANTS

The Company has issued warrants as part of equity offerings and severance packages.

The table below summarizes the Company’s warrant activities:

Number of
	Warrants to	Exercise Price	Weighted
	Purchase Common	Range Per	Average
	Shares	Share	Exercise Price
Balance at January 1, 2024	644,718	$2.50 to 31.60	$16.40
Granted	—	—	—
Forfeited	—	—	—
Exercised	—	—	—
Balance at March 31, 2024	644,718	$2.50 to 31.60	$16.40

Balance at January 1, 2023	412,218	$5.72 to 31.60	$16.40
Granted	—	—	—
Forfeited	—	—	—
Exercised	—	—	—
Balance at March 31, 2023	412,218	$5.72 to 31.60	$16.40

NOTE 12 – SEGMENT INFORMATION

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

Long-lived assets including goodwill, intangible assets, capitalized software, property and equipment and operating lease right-of-use, by geographic region, are as follows at:

(in thousands)

	March 31, 2024	December 31, 2023
United States	$11,493	$12,015
Israel	801	1,291
Total long-lived assets	$12,294	$13,306

MARPAI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – RELATED PARTY TRANSACTIONS

The Company receives consulting services and marketing services from various shareholders and directors. The total cost of these consulting services for the three months ended March 31, 2024, and 2023 was approximately $0 and $52 thousand, respectively. No amounts due to these certain shareholders were included in accounts payable of March 31, 2024 and December 31, 2023.

In January 2024 and March 2024, the Company entered into security purchase agreements with an entity controlled by the Company's Chief Executive Officer (see Note 3).

NOTE 14 – ACCRUED EXPENSES

Accrued expenses consisted of the following:

(in thousands)

	March 31, 2024	December 31, 2023

Employee compensation	$961	$1,202
Accrued bonuses	526	178
Performance guarantee liabilities	202	165
Other accrued expenses and liabilities	1,387	1,271
Accrued expenses	$3,076	$2,816

NOTE 15 – INCOME TAXES

The effective tax rate was 0% for the three months ended March 31, 2024 and 2023. The effective tax rate differs from the federal tax rate of 21% for the three months ended March 31, 2024 and 2023 due primarily to the full valuation allowance on deferred tax assets, and other discrete items.

At December 31, 2023, the Company had federal and state net operating losses (“NOLs”) in the amount of approximately $48.2 million and $39.7 million. While the federal NOLs carryforward indefinitely, the Tax Cuts & Jobs Act of 2017 limits the amount of federal net operating loss utilized each year after December 31, 2020, to 80% of taxable income. The state NOLs start expiring in 2031.

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

The Company and its subsidiaries’ income tax returns since 2019 remain subject to examination by tax jurisdictions.

NOTE 16 – LITIGATION AND LOSS CONTINGENCIES

From time to time, the Company may be subject to other legal proceedings, claims, investigations, and government inquiries (collectively, legal proceedings) in the ordinary course of business. It may receive claims from third parties asserting, among other things, infringement of their intellectual property rights, defamation, labor and employment rights, privacy, and contractual rights. There are no currently pending legal proceedings that the Company believes will have a material adverse impact on the Company’s business or condensed consolidated financial statements.

MARPAI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date the unaudited condensed consolidated financial statements were available for issuance.

On April 15, 2024, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with each of the purchasers that are parties thereto (each, including its successors and assigns, a “Purchaser” and collectively, the “Purchasers”) and JGB Collateral LLC, a Delaware limited liability company, as collateral agent for the Purchasers (the “Agent”). Pursuant to the Purchase Agreement, the Company agreed to sell to the Purchasers Senior Secured Convertible Debentures (the “Debentures”) in an aggregate principal amount of $11.8 million, for a total purchase price of $11.0 million. The Purchase Agreement contains customary representations, warranties and covenants. The transactions contemplated by the Purchase Agreement were consummated on April 15, 2024 (the “Closing Date”). On April 15, 2024, the Company received the first $6 million.

As of March 31, 2024, approximately $1.6 million was due to Libertas, which is included in other short-term liabilities on the condensed consolidated balance sheet. In April 2024, the balance was paid to Libertas.

On May 6, 2024, the Company held its 2024 Annual Meeting of Stockholders (the “2024 Annual Meeting”). At the 2024 Annual Meeting, the Company’s stockholders approved the Company's 2024 Global Stock Incentive Plan and the amendment to the Company's Certificate of Incorporation to include 2,000,000 shares of preferred stock.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10‑Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical fact included in this Form 10‑Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performances, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performances or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to Part II, Item 1A of this Quarterly report and the Risk Factors section of our Annual Report on Form 10-K, filed on March 26, 2024 with the SEC.

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

Nasdaq Deficiency Letters

As we previously disclosed, on May 31, 2023, Nasdaq Listing Qualifications staff (“Staff”) notified us that the market value of our listed securities (“MVLS”) was below the minimum $35.0 million required for continued listing as set forth in Listing Rule 5550(b)(2). In accordance with Listing Rule 5810(c)(3)(C), we were provided 180 calendar days, or until November 27, 2023, to regain compliance. On November 28, 2023, the Staff notified us that it had determined to delist us as we did not comply with the MVLS requirement for listing on Nasdaq. On November 29, 2023, we requested a hearing. A hearing on the matter was held on February 22, 2024, where we presented our compliance plan. Subject to our meeting certain requirements by March 31, 2024, the Hearings Panel granted us an extension until May 28, 2024, to regain compliance with the MVLS requirement or satisfy any of the alternative requirements in Listing Rule 5550(b).

Notwithstanding the foregoing, there can be no assurance that we will be able to meet these deadlines or ultimately regain compliance with all applicable requirements for continued listing.

Overview

We are a national technology-driven healthcare third party administration (“TPA”), which uses AI and data analytics combined with cost containment programs to help our Clients lower their cost of healthcare by enabling better health outcomes for their employees and families. Our mission is to positively change healthcare for the benefit of (i) our Clients who are self-insured employers that pay for their employees’ healthcare benefits and engage us to administer the latter’s healthcare claims, and we refer to them as our “Clients”, (ii) employees and their family members who receive these healthcare benefits from our Clients, and we refer to them as our “Members”, and (iii) healthcare providers including, doctors, doctor groups, hospitals, clinics, and any other entities providing healthcare services or products, and we refer to them as the “Providers.” We provide affordable, intelligent, healthcare programs for self-insured employers in the U.S. We provide administrative services, and act as TPA to self-insured employers who provide healthcare benefits to their employees. Most of our Clients are small and medium-sized companies as well as local government entities.

Representation in the Financial Statements of Marpai, Inc.

The unaudited condensed consolidated financial statements of Marpai, Inc and the discussion of the results of its operations in this quarterly report, reflect the results of the operations of Marpai for all periods presented. The results for the three months ended March 31, 2024, as applicable, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

The following tables set forth our consolidated results of operations for the periods indicated.

(dollars in thousands)

	Three Months Ended March 31,
	2024	2023	Change	%

Revenue	$7,385	$9,672	$(2,287)	(23.6)%
Costs and expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below)	4,871	6,409	(1,538)	(24.0)%
General and administrative	3,421	5,226	(1,805)	(34.5)%
Sales and marketing	602	2,179	(1,577)	(72.4)%
Information technology	1,124	2,187	(1,063)	(48.6)%
Research and development	7	500	(493)	(98.6)%
Depreciation and amortization	951	1,044	(93)	(8.9)%
Facilities	474	650	(176)	(27.1)%
Total costs and expenses	11,450	18,195	(6,745)	(37.1)%
Operating loss	(4,065)	(8,523)	4,458	(52.3)%
Other income and (expenses)
Other income (expense), net	120	50	70	140.0%
Interest expense	(398)	(385)	(13)	3.4%
Foreign exchange loss	(3)	(15)	12	(80.0)%
Total other expense	(281)	(350)	69	(19.7)%
Loss before income taxes	(4,346)	(8,873)	4,527	(51.0)%
Income tax expense	—	—	—	—
Net loss	$(4,346)	$(8,873)	$4,527	(51.0)%
Net loss per share, basic and fully diluted	$(0.46)	$(1.68)	$1.22	(72.4)%

Comparison of the Three Months Ended March 31, 2024 and 2023

Revenues and Cost of Revenue

During the three months ended March 31, 2024 and 2023, our total revenue was $7.4 million and $9.7 million, respectively, representing a decrease in revenue of $2.3 million. The decline is primarily due to customer turnover. The market is evolving, and we are adapting our approach to better serve our customers' needs. While we have seen some customer turnover, we're confident that our new initiatives will lead to long-term revenue growth.

Total revenues consist of fees that we charge our customers in consideration for administering their self-insured healthcare plans as well as fees that we receive for ancillary services such as care management, case management, cost containment services, and other services provided to our customers by us or other vendors.

During the three months ended March 31, 2024 and 2023, our cost of revenue exclusive of depreciation and amortization was $4.9 million and $6.4 million, respectively, representing a decrease of $1.5 million, in line with the decrease in revenue.

Total cost of revenues consists of (i) service fees, which primarily include vendor fees associated with the client’s benefit program selections, (ii) the direct labor cost associated with claim management and processing services, and (iii) direct labor costs associated with providing customer support and services to the clients, members, and other external stakeholders.

General and Administrative Expenses

We incurred $3.4 million of general and administrative expenses for the three months ended March 31, 2024 compared to $5.2 million for the three months ended March 31, 2023, a decrease of $1.8 million. The reason for the decrease is due to (i) the actions taken throughout 2023 to aligning the two TPA companies into one amounting to approximately $1.4 million in savings and, (ii) the elimination of non-value added services amounting to approximately $225 thousand in savings.

Sales and Marketing Expenses

We incurred $602 thousand of sales and marketing expenses for the three months ended March 31, 2024 compared to $2.2 million for the three months ended March 31, 2023, a decrease of $1.6 million. The reason for the decrease is due to the actions taken throughout 2023 to aligning the two TPA companies into one amounting to approximately $1.6 million in savings.

Information Technology Expenses

We incurred $1.1 million of information technology expenses for the three months ended March 31, 2024 compared to $2.2 million for the three months ended March 31, 2023, a decrease of $1.1 million. The reason for the decrease is due to the actions taken throughout 2023 to aligning the two TPA companies into one amounting to approximately $1.0 million in savings.

Research and Development Expenses

We incurred $7 thousand of research and development expenses for the three months ended March 31, 2024 compared to $500 thousand for the three months ended March 31, 2023, a decrease of $493 thousand. The decrease is attributable to adapting our approach to better serve our customers' needs by elimination of non-value added development projects amounting to approximately $493 thousand.

Depreciation and Amortization

We incurred $1.0 million of depreciation and amortization expenses for the three months ended March 31, 2024 compared to $1.0 million for the three months ended March 31, 2023, a decrease of $93 thousand. This decrease was primarily due to a reduction by approximately $122 thousand in the depreciation of assets that were disposed of during the prior year, partially offset by the new patents placed into service during 2024 amounting to approximately $33 thousand.

Interest Expense, net

We incurred $398 thousand of interest expense for the three months ended March 31, 2024 compared to $385 thousand for the three months ended March 31, 2023, an increase of $13 thousand. Interest expense increased primarily due to the debt to Libertas Funding LLC (“Libertas”) which was offset by the decrease in interest due to AXA S.A., a French société anonyme (“AXA”) for the acquisition of Maestro being partially paid down in 2023.

Liquidity and Capital Resources

As of March 31, 2024, we had an accumulated deficit of approximately $81.1 million, unrestricted cash and cash equivalents of approximately $851 thousand and negative working capital of approximately $3.6 million. For the three months ended March 31, 2024, we recognized a net loss of approximately $4.3 million and negative cash flows from operations of approximately $3.6 million.

We have spent most of our cash resources on funding our operating activities. Through March 31, 2024, we have financed our operations primarily with the proceeds from the issuance of convertible promissory notes and warrants as well as sales of our equity securities.

On January 16, 2024, we entered into a securities purchase agreement (the “Second SPA”) with certain insiders consisting of HillCour Investment Fund, LLC (“HillCour”), an entity controlled by our Chief Executive Officer, our Chairman, and one of our directors, pursuant to which we agreed to issue and sell 1,322,100 shares of Common Stock in a private placement, at a purchase price of $0.9201 per share (or the consolidated closing bid price of our Common Stock on Nasdaq as of January 16, 2024). The securities issued in the Second SPA are exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506(b) of Regulation D promulgated thereunder. The securities have not been registered under the Securities Act and may not be sold in the United States absent registration or an exemption from registration.

On February 5, 2024, we entered into an Agreement of Sale of Future Receipts (the “Libertas Agreement”) with Libertas to sell future receipts totaling $2.2 million for a purchase price of $1.7 million. The sold amount of future receipts is to be delivered weekly to Libertas at predetermined amounts over a period of nine months. The Libertas Agreement contains an early delivery discount fee for delivering the future receivables before the end of the contract term and an origination fee. Our Chief Executive Officer provided a guarantee for the funding agreement through various entities the Chief Executive Officer controls.

On March 7, 2024, we entered into a securities purchase agreement with HillCour, pursuant to which we agreed to issue and sell 910,000 shares of Common Stock in a private placement, at a purchase price of $1.65 per share (or the consolidated closing bid price of out Common Stock on Nasdaq as of March 7, 2024).

On April 15, 2024, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with each of the purchasers that are parties thereto (each, including its successors and assigns, a “Purchaser” and collectively, the “Purchasers”) and JGB Collateral LLC, a Delaware limited liability company, as collateral agent for the Purchasers (the “Agent”). Pursuant to the Purchase Agreement, we agreed to sell to the Purchasers Senior Secured Convertible Debentures (the “Debentures”) in an aggregate principal amount of $11.8 million, for a total purchase price of $11.0 million. The Purchase Agreement contains customary representations, warranties and covenants. The transactions contemplated by the Purchase Agreement were consummated on April 15, 2024 (the “Closing Date”). The Debentures bear interest at a rate equal to the prime interest rate plus 5.75% per annum (subject to increase upon the occurrence and continuance of an Event of Default (as defined in the Debentures), require monthly principal payments of $140 thousand beginning on October 15, 2024, have a maturity date of April 15, 2027 and are convertible, in whole or in part, at any time after their issuance date at the option of the Purchasers, into shares of our Common Stock at a conversion price equal to $3.00 per share (the “Conversion Price”), subject to adjustment as set forth in the Debentures. The Conversion Price of the Debentures is subject to anti-dilution protection upon subsequent equity issuances, subject to certain exceptions, provided that the Conversion Price shall not be adjusted to a price less than $2.23 per share, the closing price of our Common Stock on The Nasdaq Stock Market LLC on the day immediately preceding the Closing Date. In addition, at any time within sixty days after the Closing Date, and provided that $5.0 million remains on deposit in a certain blocked account, the Company may elect to redeem up to an aggregate of $5.0 million of the Debentures.

In connection with the Purchase Agreement, on April 15, 2024, we, certain of our domestic subsidiaries (“Subsidiary Debtors”), the Purchasers and the Agent entered into a Security Agreement (the “Security Agreement”), pursuant to which we and the Subsidiary Debtors granted to the Agent, for the benefit of the Purchasers, to secure our and the Subsidiary Debtors’ obligations under the Purchase Agreement, the Debentures and the other transaction documents, first priority liens on certain assets (the “Collateral”), in each case subject to permitted liens described in the Security Agreement. In addition, on April 15, 2024, certain of our domestic subsidiaries, our Chairman and Chief Executive Officer, and Hillcour (collectively, the “Guarantors”) entered into Guarantees, pursuant to which they guaranteed all our obligations and each Guarantor under the Purchase Agreement, the Debentures and the other transaction documents.

In connection with the Purchase Agreement, on April 15, 2024, we and the Purchasers entered into a Registration Rights Agreement, pursuant to which we are obligated to register the shares of our Common Stock issuable upon exercise of the Debentures by May 30, 2024 (the “Registration Deadline”). If we fail to meet the Registration Deadline or maintain the effectiveness of the Registration Statement for the required effectiveness period, subject to certain permitted exceptions, we will be required to pay liquidated damages to the Purchasers. We also agreed, among other things, to indemnify the selling holders under the Registration Statement from certain liabilities and to pay all fees and expenses incident to our performance of or compliance with the Registration Rights Agreement.

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

As a result of the above, in connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that our liquidity condition raises substantial doubt about our ability to continue as a going concern through twelve months from the date these condensed consolidated financial statements are available to be issued. The condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

Cash Flows

The following tables summarizes selected information about our sources and uses of cash and cash equivalents for the three months ended March 31, 2024 and 2023:

Comparison of the Three Months Ended March 31, 2024 and 2023

(in thousands)

	Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(3,585)	$(6,541)
Net cash provided by investing activities	—	3
Net cash provided by financing activities	3,705	—
Net increase (decrease) in cash and cash equivalents and restricted cash	$120	$(6,538)

Net Cash Used in Operating Activities

Net cash used in operating activities totaled $3.6 million for the three months ended March 31, 2024, a decrease of $3.0 million as compared to $6.5 million for the three months ended March 31, 2023. The primary reason for the decrease was the reduction in our net loss from prior year. Net cash used in operating activities was primarily driven by our net loss for the period of $4.3 million, net of (i) non-cash items totaling $2.0 million and (ii) a decrease in net working capital items amounting to $1.2 million.

Net Cash Provided by Investing Activities

A total of $0 was provided by investing activities in the three months ended March 31, 2024 a decrease of $3 thousand as compared to $3 thousand for the three months ended March 31, 2023. The primary reason for the decrease was no disposal of property and equipment.

Net Cash Provided by Financing Activities

A total of $3.7 million was received from financing activities during the three months ended March 31, 2024, an increase of $3.7 million compared to $0 for the three months ended March 31, 2023. The increase is comprised of net proceeds provided from private offerings of common stock of $2.7 million, net proceeds from the sale of accounts receivable of $1.4 million offset by the repayment of the AXA loan of $474 thousand and payments to Libertas of $57 thousand.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign exchange risk

The cash generated from revenue is denominated in U.S. Dollars. Our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations, which are in the United States and Israel. Our results of current and future operations and cash flows are therefore subject to fluctuations due to changes in the exchange rate of the New Israeli Shekel (NIS). The effect of a hypothetical 10% change in the exchange rate of the NIS versus the U.S. Dollar would not have had a material impact on our historical condensed consolidated financial statements for the three months ended March 31, 2024. To date we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes or is expected to become more significant.

Interest rate risk

We had cash and cash equivalents balances of $851 thousand and $1.1 million on March 31, 2024 and December 31, 2023, respectively. Currently, management does not view this exposure to be a significant risk.

Inflation Risk

Inflation generally affects us by increasing our labor costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2024.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial and Accounting Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) as of the end of the fiscal quarter ended March 31, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial and Accounting Officer have concluded that, during the period covered by this Quarterly Report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the first quarter ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed below and in Part I, “Item 1A. Risk Factors” in our 2023 Annual Report, which could materially affect our business, financial condition or future results.

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

ITEM 6. Exhibits.

Exhibit No.	Description
4.1	Form of Debenture (incorporated by reference to Exhibit 4.1 filed with the Current Report on Form 8-K filed with the SEC on April 17, 2024).
10.1

Securities Purchase Agreement, dated April 15, 2024, by and among Marpai, Inc., its subsidiaries named therein, the purchasers named therein, and JGB Collateral, LLC (incorporated by reference to Exhibit 10.1 filed with the Current Report on Form 8-K filed with the SEC on April 17, 2024).

10.2

Registration Rights Agreement, dated April 15, 2024, by and among Marpai, Inc. and the purchasers named therein (incorporated by reference to Exhibit 10.2 filed with the Current Report on Form 8-K filed with the SEC on April 17, 2024).

10.3

Security Agreement, dated April 15, 2024, by and among Marpai, Inc., each of Marpai, Inc.’s specified subsidiaries named therein, the purchasers named therein and JGB Collateral, LLC (incorporated by reference to Exhibit 10.3 filed with the Current Report on Form 8-K filed with the SEC on April 17, 2024).

10.4	Form of Guarantee (incorporated by reference to Exhibit 10.4 filed with the Current Report on Form 8-K filed with the SEC on April 17, 2024).
31.1	Certification Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1*	Certification Statement of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2*	Certification Statement of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101*	Interactive Data Files
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*Furnished herewith.

** Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARPAI, INC.

Date: May 9, 2024		/s/ Damien Lamendola
	Name:	Damien Lamendola
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Steve Johnson
	Name:	Steve Johnson
	Title	Chief Financial Officer
(Principal Financial and Accounting Officer)