Form 10-Q
period 2024-06-30
Marpai, Inc.
filed 2024-08-07
CIK 1844392

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

(855) 389-7330

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	MRAI	OTCQX Market

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

As of August 7, 2024, there were 11,045,290 shares of the Company’s common stock, par value $0.0001 per share, outstanding.

MARPAI, INC.

i

PART I — FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements.

MARPAI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$1,293	$1,147
Restricted cash	12,762	12,345
Accounts receivable, net of allowance for credit losses of $0 and $25	805	1,124
Unbilled receivable	568	768
Due from buyer for sale of business unit	800	800
Prepaid expenses and other current assets	967	901
Total current assets	17,195	17,085

Property and equipment, net	546	611
Capitalized software, net	933	2,127
Operating lease right-of-use assets	2,253	2,373
Goodwill	—	3,018
Intangible assets, net	—	5,177
Security deposits	1,267	1,267
Other long-term asset	22	22
Total assets	$22,216	$31,680
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$3,172	$4,649
Accrued expenses	2,643	2,816
Accrued fiduciary obligations	9,948	11,573
Deferred revenue	1,295	661
Current portion of operating lease liabilities	541	512
Current portion of convertible debenture, net	1,089	—
Other short-term liabilities	—	632
Total current liabilities	18,688	20,843

Other long-term liabilities	20,144	19,401
Convertible debenture, net of current portion	4,451	—
Operating lease liabilities, net of current portion	3,405	3,684
Deferred tax liabilities	1,190	1,190
Total liabilities	47,878	45,118
COMMITMENTS AND CONTINGENCIES (Note 17)
STOCKHOLDERS’ DEFICIT
Common stock, $0.0001 par value, 227,791,050 shares authorized; 11,037,038 shares and 7,960,938 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	1	1
Additional paid-in capital	68,455	63,307
Accumulated deficit	(94,118)	(76,746)
Total stockholders’ deficit	(25,662)	(13,438)
Total liabilities and stockholders’ deficit	$22,216	$31,680

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARPAI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Revenue	$7,189	$10,047	$14,574	$19,719
Costs and expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below)	5,174	6,430	10,045	12,838
General and administrative	3,721	5,725	7,142	10,951
Sales and marketing	436	1,473	1,038	3,652
Information technology	1,210	1,319	2,334	3,506
Research and development	8	523	15	1,024
Depreciation and amortization	914	1,003	1,865	2,047
Impairment of goodwill and intangible assets	7,588	—	7,588	—
Loss on disposal of assets	—	344	—	344
Facilities	411	500	885	1,150
Total costs and expenses	19,462	17,317	30,912	35,512
Operating loss	(12,273)	(7,270)	(16,338)	(15,793)
Other income (expenses)
Other income	120	50	240	101
Interest expense, net	(872)	(333)	(1,270)	(718)
Foreign exchange loss	(1)	(3)	(4)	(19)
Loss before provision for income taxes	(13,026)	(7,556)	(17,372)	(16,429)
Income tax expense	—	—	—	—
Net loss	$(13,026)	$(7,556)	$(17,372)	$(16,429)
Net loss per share, basic & fully diluted	$(1.23)	$(1.10)	$(1.73)	$(2.70)
Weighted average shares of common stock outstanding, basic and diluted	10,626,516	6,844,778	10,016,146	6,080,200

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARPAI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

(in thousands, except share data)

	Common Stock		Additional Paid- In	Accumulated	Total Stockholders’
Three months ended June 30, 2024	Shares	Amount	Capital	Deficit	Deficit
Balance, April 1, 2024	10,308,038	$1	$66,595	$(81,092)	$(14,496)
Share-based compensation	-	-	1,860	-	1,860
Issuance of common stock upon vesting of restricted stock units	729,000	-	-	-	-
Net loss	-	-	-	(13,026)	(13,026)
Balance, June 30, 2024	11,037,038	$1	$68,455	$(94,118)	$(25,662)

Three months ended June 30, 2023
Balance, April 1, 2023	5,403,121	$1	$54,955	$(56,867)	$(1,911)
Share-based compensation	-	-	367	-	367
Issuance of common stock upon exercise of stock options	2,697	-	-	-	-
Issuance of common stock in connection with public offering, net	1,850,000	-	6,431	-	6,431
Net loss	-	-	-	(7,556)	(7,556)
Balance, June 30, 2023	7,255,818	$1	$61,753	$(64,423)	$(2,669)

Six months ended June 30, 2024
Balance, December 31, 2023	7,960,938	$1	$63,307	$(76,746)	$(13,438)
Share-based compensation	-	-	2,421	-	2,421
Issuance of common stock upon vesting of restricted stock units	844,000	-	-	-	-
Issuance of privately placed shares	2,232,100	-	2,727	-	2,727
Net loss	-	-	-	(17,372)	(17,372)
Balance, June 30, 2024	11,037,038	$1	$68,455	$(94,118)	$(25,662)

Six months ended June 30, 2023
Balance, December 31, 2022	5,319,758	$1	$54,128	$(47,994)	$6,135
Share-based compensation	-	-	1,115	-	1,115
Issuance of common stock upon vesting of restricted stock units	33,387	-	-	-	-
Common stock issued to vendors in exchange for services	25,000	-	79	-	79
Issuance of common stock upon exercise of stock options	27,673	-	-	-	-
Issuance of common stock in connection with public offering, net	1,850,000	-	6,431	-	6,431
Net loss	-	-	-	(16,429)	(16,429)
Balance, June 30, 2023	7,255,818	$1	$61,753	$(64,423)	$(2,669)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARPAI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six months ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(17,372)	$(16,429)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,865	2,047
Loss on disposal of assets	—	344
Loss on sale of receivables	306
Share-based compensation	2,421	990
Common stock issued to vendors in exchange for services	—	79
Amortization of right-of-use asset	120	1,049
Gain on termination of lease	—	33
Non-cash interest	646	776
Amortization of debt discount and debt issuance costs	62	—
Impairment of goodwill and intangible assets	7,588	—
Changes in operating assets and liabilities:
Accounts receivable and unbilled receivable	519	74
Prepaid expense and other assets	(66)	425
Security deposits	—	(14)
Accounts payable	(1,477)	729
Accrued expenses	(173)	(235)
Accrued fiduciary obligations	(1,625)	1,713
Operating lease liabilities	(250)	(1,345)
Due to related party	—	(3)
Other liabilities	731	1,028
Net cash used in operating activities	(6,705)	(8,739)
Cash flows from investing activities:
Disposal of property and equipment	—	18
Net cash provided by investing activities	—	18
Cash flows from financing activities:
Proceeds from issuance of common stock in a public offering, net	—	6,432
Proceeds from sale of future cash receipts on accounts receivable	1,509	—
Proceeds from issuance of convertible debentures (Note 9)	5,978	—
Payments of convertible debenture issuance costs	(499)	—
Payments to buyer of receivables (Note 3)	(1,816)	—
Payments to seller for acquisition (Note 3)	(631)	—
Proceeds from issuance of common stock in a private offering, net	2,727	—
Net cash provided by financing activities	7,268	6,432

Net increase (decrease) in cash, cash equivalents and restricted cash	563	(2,289)

Cash, cash equivalents and restricted cash at beginning of period	13,492	23,117
Cash, cash equivalents and restricted cash at end of period	$14,055	$20,828

Reconciliation of cash, cash equivalents, and restricted cash reported in the condensed consolidated balance sheet
Cash and cash equivalents	$1,293	$8,726
Restricted cash	12,762	12,102
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statement of cash flows	$14,055	$20,828
Supplemental disclosure of cash flow information
Cash paid for interest	$1,259	$—
Supplemental disclosure of non-cash activity
Measurement period adjustment to goodwill	$—	$198

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARPAI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization

Marpai, Inc.’s (“Marpai” or the “Company”) operations are principally conducted through its wholly owned subsidiaries, Marpai Health, Inc. (“Marpai Health”), Marpai Administrators LLC (“Marpai Administrators”), and Maestro Health LLC (“Maestro”). Marpai Administrators and Maestro are our healthcare payer subsidiaries that provide administration services to self-insured employer groups across the United States. They act as a third-party administrator (“TPA”) handling all administrative aspects of providing healthcare to self-insured employer groups. The Company has combined these two businesses to create what it believes to be the Payer of the Future, which has not only the licenses, processes and know-how of a payer but also the latest technology. This combination allows the Company to differentiate itself in the TPA market by delivering a technology-driven service that it believes can lower the overall cost of healthcare while maintaining or improving healthcare outcomes. Marpai Captive, Inc. (“Marpai Captive”) was founded in March 2022 as a Delaware corporation. Marpai Captive engages in the captive insurance market and commenced operations in the first quarter of 2023.

Nature of Business

The Company’s mission is to positively change healthcare for the benefit of (i) its clients who are self-insured employers that pay for their employees’ healthcare benefits and engage the Company to administer members’ healthcare claims, (ii) employees who receive these healthcare benefits from our clients, and (iii) healthcare providers including doctors, doctor groups, hospitals, clinics, and any other entities providing healthcare services or products.

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

NOTE 3 – LIQUIDITY AND GOING CONCERN

As shown in the accompanying condensed consolidated financial statements as of June 30, 2024, the Company had an accumulated deficit of approximately $94.1 million and negative working capital of approximately $1.5 million. At June 30, 2024, the Company had long term debt of approximately $24.5 million and approximately $1.3 million of unrestricted cash on hand. For the six months ended June 30, 2024, the Company recognized a net loss of approximately $17.4 million and negative cash flows from operations of approximately $6.7 million. Since inception, the Company has met its cash needs through proceeds from issuing convertible notes, warrants, and common stock as well as receiving loans from various lenders.

MARPAI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Pursuant to the terms of the Libertas Agreement, the Company agreed to pay Libertas $57 thousand each week, including interest, based upon an anticipated 20% of its future receivables until such time as $2.2 million has been paid, a period Libertas and the Company estimate to be approximately 11 months. The Libertas Agreement also contains customary affirmative and negative conventions, representations and warranties, and default and terminations provisions. In April 2024, the Company repaid $1.8 million to Libertas to satisfy the Libertas Agreement in full.

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

MARPAI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On April 15, 2024, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with each of the purchasers that are parties thereto (each, including its successors and assigns, a “Purchaser” and collectively, the “Purchasers”) and JGB Collateral LLC (“JGB”)., a Delaware limited liability company, as collateral agent for the Purchasers (the “Agent”).Pursuant to the terms of the Purchase Agreement, on April 15, 2024, the Company issued the Senior Secured Convertible Debentures (the “Debentures”) due on April 15, 2027 for a principal sum of $11.83 million, subject to the redemption of $5 million at the Company’s election. In accordance with the Purchase Agreement JGB purchased an aggregate of $6.35 million in principal amount of the Debentures. On June 21, 2024, the Company elected not to redeem an additional $5 million of the Debentures with JGB. See Note 9.

On May 24, 2024, Marpai, Inc. (the “Company”) informed the staff of the Nasdaq Stock Market LLC of its intention to withdraw from the Nasdaq hearings process and transition the listing of its common shares from the Nasdaq Capital Market (“Nasdaq”) and have the Shares quoted on the OTCQX Market (“OTCQX”).

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

Concentrations of Credit Risk

For the three month periods ended June 30, 2024 and 2023, we had one customer that accounted for 16.6% and 12.0% of total revenue, respectively. For the six month periods ended June 30, 2024 and 2023, we had one customer that had 15.8% and 11.0% of total revenue, respectively. At June 30, 2024, three customer accounted for 41.9%, 13.3% and 11.6% of accounts receivable. At December 31, 2023, two customers accounted for 16.6% and 14.0% of accounts receivable.

Restricted Cash

Restricted cash balances are composed of funds held on behalf of clients in a fiduciary capacity, cash held in a separate bank account pledged to a bank as collateral for a bank guarantee provided to the lessor to secure the Company’s obligations under a lease agreement, cash in a money market account as required by a credit card company for collateral, cash in a money market account as required by a financial surety bond company for collateral, and a certificate of deposit ("CD") held for collateral for a letter of credit. Fiduciary funds generally cannot be utilized for general corporate purposes and are not a source of liquidity for the Company. A corresponding fiduciary obligation, included in current liabilities in the accompanying condensed consolidated balance sheets, exists for disbursements to be made on behalf of the clients and may be more than the restricted cash balance if payment from customers has not been received.

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

MARPAI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

During the three and six months ended June 30, 2024, the Company recognized an impairment of its goodwill – see Note 7.

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

During the three and six months ended June 30, 2024, the Company recognized an impairment of its intangible assets – see Note 7.

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

The Company also provides certain performance guarantees under their contracts with customers. Customers may be entitled to receive compensation if the Company fails to meet the guarantees. Actual performance is compared to the contractual guarantee for each measure throughout the period. The Company had performance guarantee liabilities of $225 thousand, which is included in accrued expenses on the accompanying condensed consolidated balance sheet as of June 30, 2024.

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

MARPAI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of outstanding shares of common stock for the period, considering the effect of participating securities. Diluted earnings (loss) per share is calculated by dividing net earnings (loss) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. During the periods when they are anti-dilutive, shares of common stock equivalents, if any, are not considered in the computation. At June 30, 2024 and 2023, there were 4,811,192 and 1,149,108 common stock equivalents, respectively. For the six months ended June 30, 2024 and 2023, these potential shares were excluded from the shares used to calculate diluted net loss per share as their effect would have been antidilutive.

MARPAI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following at:

(in thousands)
	June 30, 2024	December 31, 2023
Equipment	$141	$141
Furniture and fixtures	621	621
Total cost	762	762
Accumulated depreciation	(216)	(151)
Property and equipment, net	$546	$611

Depreciation expense was $65 thousand and $269 thousand for the six months ended June 30, 2024 and 2023, respectively.

Depreciation expense was $32 thousand and $114 thousand for the three months ended June 30, 2024 and 2023, respectively.

NOTE 6 – CAPITALIZED SOFTWARE

Capitalized software consists of the following at:

(in thousands)
	June 30, 2024	December 31, 2023
Capitalized software	$8,094	$8,094
Accumulated amortization	(7,161)	(5,967)
Capitalized software, net	$933	$2,127

Amortization expense was $1,194 thousand and $1,230 thousand for the six months ended June 30, 2024 and 2023, respectively.

Amortization expense was $579 thousand and $615 thousand for the three months ended June 30, 2024 and 2023, respectively.

MARPAI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

Goodwill consists of the following:

(in thousands)

June 30, 2024
Balance as of December 31, 2023	$3,018
Impairment of goodwill	(3,018)
Balance as of June 30, 2024	$—

The Company conducts an annual impairment test of goodwill at December 31st or if events or circumstances exist that would indicate that the Company’s goodwill may be impaired. As circumstances changed during the three months ended June 30, 2024, that would, more likely than not, reduce the Company’s fair value below its net equity value, the Company performed qualitative and quantitative analyses of the potential impairment of its goodwill, specifically evaluating trends in market capitalization, current and future cash flows, revenue growth rates, and the impact of macroeconomic conditions on the Company and its performance. Based on the analysis performed, the Company determined that its goodwill was fully impaired due to the continuation of revenues being below management’s expectations, continued operating losses and negative operating cash flows, reductions in the Company’s stock price and market capitalization, and the delisting from Nasdaq and subsequent transition to the OTCQX market in the second quarter of 2024 whereby the Company’s common stock has been thinly traded. As a result, the Company recorded a goodwill impairment charge in the amount of $3.0 million for the three and six months ended June 30, 2024.

Intangible assets consist of the following:

(in thousands)

	June 30, 2024
	Useful	Gross Carrying	Accumulated	Net		Net Carrying
	Life	Amount	Amortization	Disposal	Impairment	Amount
Trademarks	5-10 Years	$2,320	$(761)	$—	$(1,559)	$—
Noncompete agreements	5 Years	990	(644)	—	(346)	—
Customer relationships	5-7 Years	3,760	(1,628)	(51)	(2,081)	—
Patents and patent applications	5 Years	650	(65)	—	(585)	—
		$7,720	$(3,098)	$(51)	$(4,571)	$—

	December 31, 2023
Trademarks	5-10 Years	$2,320	$(605)	$—	$—	$1,715
Noncompete agreements	5 Years	990	(545)	—	—	445
Customer relationships	5-7 Years	3,760	(1,342)	(51)	—	2,367
Patents and patent applications	(*)	650	—	—	—	650
		$7,720	$(2,492)	$(51)	$—	$5,177

(*)	Patents have yet to be approved by the United States Patent and Trademark Office. Useful life is determined upon placement into service after approval.

Amortization expense was $606 thousand and $548 thousand for the six months ended June 30, 2024 and 2023, respectively.

Amortization expense was $303 thousand and $274 thousand for the three months ended June 30, 2024 and 2023, respectively.

The Company conducts an impairment test of intangible assets when events occur or circumstances exist that would indicate the Company’s long-lived assets may be impaired. Based on the matters discussed above for goodwill and the qualitative and quantitative analyses performed, the Company determined that its intangible assets were fully impaired. As a result, the Company recorded an intangible impairment charge in the amount of $4.6 million for the three and six months ended December 31, 2024.

MARPAI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – LOSS AND LOSS ADJUSTMENT EXPENSES

The following tables shows changes in aggregate reserves for the Company’s loss and loss adjustment expenses:

(in thousands)

	2024	2023
Net reserves at April 1	$236	$84
Incurred loss and loss adjustment expenses
Provisions for insured events of the current year	4	63
Change in provision for insured events of prior year	—	—
Total incurred loss and loss adjustment expense	4	63
Payments
Loss and loss adjustment expenses attributable to insured events of the current year	2	4
Loss and loss adjustment expenses attributable to insured events of the prior year	52	—
Total payments	54	4
Net reserves at June 30	$186	$143

(in thousands)

	2024	2023
Net reserves at January 1	$266	$—
Incurred loss and loss adjustment expenses
Provisions for insured events of the current year	8	147
Change in provision for insured events of prior year	90	—
Total incurred loss and loss adjustment expense	98	147
Payments
Loss and loss adjustment expenses attributable to insured events of the current year	7	4
Loss and loss adjustment expenses attributable to insured events of the prior year	171	—
Total payments	178	4
Net reserves at June 30	$186	$143

NOTE 9 – CONVERTIBLE DEBENTURE

Securities Purchase Agreement

On April 15, 2024, the Company entered into the Purchase Agreement with each of the Purchasers and JGB, as collateral agent for the Purchasers (the “Agent”). In accordance with the Purchase Agreement JGB purchased an aggregate of $6,350,000 in principal amount of the Debentures. On April 15, 2024, the Company issued the Debentures due on April 15, 2027 for a principal sum of $11,830,000.

Debentures

The Debentures bear interest at a rate equal to the prime interest rate plus 5.75% per annum (subject to increase upon the occurrence and continuance of an Event of Default (as defined in the Debentures)), require monthly principal payments of $140,000 beginning on October 15, 2024, have a maturity date of April 15, 2027 and are convertible, in whole or in part, at any time after their issuance date at the option of the Purchasers, into shares of the Company’s common stock at a conversion price equal to $3.00 per share (the “Conversion Price”), subject to adjustment as set forth in the Debentures. The Conversion Price of the Debentures is subject to anti-dilution protection upon subsequent equity issuances, subject to certain exceptions, provided that the Conversion Price shall not be adjusted to a price less than $2.23 per share, the closing price of the Company’s Common Stock on Nasdaq on the day immediately preceding the Closing Date.

MARPAI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s obligations under the Debentures may be accelerated, at the Purchasers’ election or upon the occurrence of certain customary events of default. The Debentures contain customary representations, warranties and covenants including among other things and subject to certain exceptions, covenants that restrict the Company from incurring additional indebtedness, creating or permitting liens on assets, amending its charter documents and bylaws, repurchasing or otherwise acquiring more than a de minimis number of its Common Stock or equivalents thereof, repaying outstanding indebtedness, paying dividends or distributions, assigning or selling certain assets, making or holding any investments, and entering into transactions with affiliates. In addition, at any time within sixty days after the Closing Date, and provided that $5.0 million remains on deposit in a certain blocked account, the Company may elect to redeem up to an aggregate of $5.0 million of the Debentures. Effective June 21, 2024, the Company elected not to redeem the additional $5 million.

As of June 30, 2024, the net carrying amount of the convertible debt instrument is $6.0 million, of which $1.3 million is short term. The loan has unamortized debt discount and issuance cost of $326 thousand and $462 thousand, respectively. The estimated fair value (Level 3) of the convertible debt instrument was $6.0 million as of June 30, 2024. As of June 30, 2024, interest of $321 thousand was paid as it was incurred.

The Company’s future loan payments, which are presented as current portion of convertible debenture, net and Convertible debenture, net of current portion on the Company’s accompanying unaudited condensed consolidated balance sheet as of June 30, 2024, are as follows:

June 30, 2024
Convertible debenture principal	$6,328
Unamortized debt discount and issuance costs	(788)
Outstanding balance, Net	5,540
Less: current portion	(1,089)
Long-term portion	$4,451

NOTE 10 – REVENUE

Disaggregation of Revenue

The following tables illustrates the disaggregation of revenue by similar products:

For the six months ended:

(in thousands)

	June 30, 2024	June 30, 2023
TPA services	$14,520	$19,574
Captive insurance	54	145
Total	$14,574	$19,719

For the three months ended:

(in thousands)

	June 30, 2024	June 30, 2023
TPA services	$7,168	$9,992
Captive insurance	21	55
Total	$7,189	$10,047

MARPAI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – SHARE-BASED COMPENSATION

Global Stock Incentive Plan

On May 31, 2023, the shareholders of the Company approved the Company’s Board of Directors proposal to increase the Company’s 2020 Global Incentive Plan (the “2020 Plan”) by an additional 500,000 shares, thus bringing the total number of stock options, restricted stock units (“RSUs”) and restricted stock awards (“RSAs”) that may be issued pursuant to the Plan to 2,450,855.

Under the term of the 2020 Plan, on the grant date, the Board of Directors determines the vesting schedule of each stock option and RSUs on an individual basis. All stock options expire ten (10) years from the date of the grant. Vested options expire 90 days after the termination of employment of the grantee.

On May 6, 2024, the shareholders of the Company approved the Company’s 2024 Global Incentive Plan (the “2024 Plan”) with 2,227,910 shares of common stock initially issuable under the 2024 Plan.

Under the terms of the 2024 Plan, on the grant date, the Board of Directors determines the vesting schedule of each stock option and RSUs on an individual basis. All stock options expire ten (10) years from the date of the grant. Vested options expire 90 days after the termination of employment of the grantee.

Stock Options

There were no options granted for the six months ended June 30, 2024. The fair value of options granted under the 2020 Plan during the six months ended June 30, 2023 was estimated at the date of grant using the Black-Scholes option pricing model and the following assumptions for grants:

2023
Risk-free interest rates	3.43%
Expected life	5 years
Expected volatility	41.00%
Expected dividend yield	0.00%

The following table summarizes the stock option activity for the six months ended June 30, 2024:

(in thousands except share and per share data)

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at January 1, 2024	1,213,957	$4.43	8.70	$—
Granted	—	—
Forfeited/Cancelled	(147,358)	6.47
Exercised	—	—
Balance at June 30, 2024	1,066,599	$4.13	8.25	$—
Exercisable at June 30, 2024	727,634	$4.69	8.06	$—

MARPAI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the Company’s non-vested stock options:

	Non-vested Options	Weighted- Average Grant Date
	Outstanding	Fair Value
Balance at January 1, 2024	506,522	$1.67
Options granted	—	—
Options forfeited/cancelled	(48,247)	1.73
Options exercised	—	—
Options vested	(119,310)	1.72
Balance at June 30, 2024	338,965	$1.64

For the six months ended June 30, 2024 and 2023, the Company recognized $215 thousand and $388 thousand of stock compensation expense relating to stock options, respectively. For the three months ended June 30, 2024 and 2023, the Company recognized $94 thousand and $172 thousand of stock compensation expense relating to stock options, respectively. As of June 30, 2024, there was $561 thousand of unrecognized stock compensation expense related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately 2.3 years.

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

For the six months ended June 30, 2024 and 2023, the Company recognized $0 and $242 thousand of stock compensation expense relating to RSAs, respectively. For the three months ended June 30, 2024 and 2023, the Company recognized $0 and $121 thousand of stock compensation expense relating to RSAs, respectively. As of June 30, 2024, there was $0 of unrecognized compensation expense related to unvested restricted share awards.

Restricted Stock Units

On May 23, 2024, the Company approved a special one-time grant of 100,000 RSUs each to three executive team members, which will vest immediately once the Company achieves year-end unadjusted EBITDA of $5.0 million. The EBITDA metric is currently not probable and no shared-based compensation expense was recognized for the periods presented. The probability will be evaluated each reporting period. Since these RSUs only vest upon the achievement of the EBITDA metric, the Company is unable to determine the weighted-average period over which the unrecognized cost will be recognized.

On June 18, 2024, the Company approved a special one-time grant of 100,000 RSUs to a director for a special project to get the Company uplisted to a national securities exchange. 50,000 RSUs will vest December 31, 2024 and the remaining 50,000 RSUs will vest upon the successful uplisting of the Company. The successful uplisting is currently not probable and no share-based compensation expense was recognized for the periods presented for the remaining 50,000 units.

MARPAI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the restricted stock units activity for the six months ended June 30, 2024:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share
Outstanding at January 1, 2024	—	$—
Granted	2,367,000	1.90
Forfeited/cancelled	(76,758)	1.45
Vested	(852,242)	1.95
Outstanding at June 30, 2024	1,438,000	$1.90

For the six months ended June 30, 2024 and 2023, the Company recognized $1.5 million and $358 thousand of stock compensation expense relating to RSUs, respectively. For the three months ended June 30, 2024 and 2023, the Company recognized $1.1 million and $72 thousand of stock compensation expense relating to RSUs, respectively. As of June 30, 2024, there was $1.6 million of unrecognized compensation expense remaining related to unvested time-vested restricted share units.

NOTE 12 – WARRANTS

The Company has issued warrants as part of equity offerings and severance packages.

The table below summarizes the Company’s warrant activities:

	Number of Warrants to Purchase Common Shares	Exercise Price Range Per Share	Weighted Average Exercise Price
Balance at January 1, 2024	644,718	$2.50 to 31.60	$16.40
Granted	—	—	—
Forfeited	—	—	—
Exercised	—	—	—
Balance at June 30, 2024	644,718	$2.50 to 31.60	$16.40

Balance at January 1, 2023	412,218	$5.72 to 31.60	$23.68
Granted	92,500	5.00	5.00
Forfeited	—	—	—
Exercised	—	—	—
Balance at June 30, 2023	504,718	$5.00 to 31.60	$20.25

NOTE 13 – SEGMENT INFORMATION

Research and development activities are conducted through the Company’s wholly owned subsidiary, EYME Technologies, Ltd., in Israel. Geographic long-lived asset information presented below is based on the physical location of the assets at the reporting date. All of the Company’s revenues are derived from customers located in the United States.

Long-lived assets including goodwill, intangible assets, capitalized software, property and equipment and operating lease right-of-use, by geographic region, are as follows at:

(in thousands)

	June 30, 2024	December 31, 2023
United States	$3,422	$12,015
Israel	310	1,291
Total long-lived assets	$3,732	$13,306

MARPAI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – RELATED PARTY TRANSACTIONS

The Company receives consulting services and marketing services from various shareholders and directors. The total cost of these consulting services for the six months ended June 30, 2024, and 2023 was approximately $0 and $95 thousand, respectively. The total cost of these consulting services for the three months ended June 30, 2024, and 2023 was approximately $0 and $44 thousand, respectively. No amounts due to these certain shareholders were included in accounts payable as of June 30, 2024 and December 31, 2023.

In January 2024 and March 2024, the Company entered into security purchase agreements with an entity controlled by the Company’s Chief Executive Officer (See Note 3).

NOTE 15 – ACCRUED EXPENSES

Accrued expenses consisted of the following:

(in thousands)

	June 30, 2024	December 31, 2023

Employee compensation	$1,016	$1,202
Accrued bonuses	284	178
Performance guarantee liabilities	225	165
Other accrued expenses and liabilities	1,118	1,271
Accrued expenses	$2,643	$2,816

NOTE 16 – INCOME TAXES

The effective tax rate was 0% for the six months ended June 30, 2024 and 2023. The effective tax rate differs from the federal tax rate of 21% for the six months ended June 30, 2024 and 2023 due primarily to the full valuation allowance on deferred tax assets and other discrete items.

At December 31, 2023, the Company had federal and state net operating losses (“NOLs”) in the amount of approximately $48.2 million and $39.7 million. While the federal NOLs carryforward indefinitely, the Tax Cuts & Jobs Act of 2017 limits the amount of federal net operating loss utilized each year after December 31, 2020 to 80% of taxable income. The state NOLs begin to expire in 2031.

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

NOTE 17 – LITIGATION AND LOSS CONTINGENCIES

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

On May 24, 2024, the Company informed the staff of the Nasdaq Stock Market LLC of its intention to withdraw from the Nasdaq hearings process and transition the listing of its common shares from the Nasdaq Capital Market (“Nasdaq”) and have its shares of common stock quoted on the OTCQX Market (“OTCQX”).

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

Based on our current financial condition, our Board of Directors, supported by our management team, is considering exploring strategic alternatives focused on maximizing shareholder value. Strategic alternatives may include, among others, a strategic investment financing which would allow the company to pursue its current business plan to commercialize its products, a business combination such as a merger with another party, or a sale of the company.

Representation in the Financial Statements of Marpai, Inc.

The unaudited condensed consolidated financial statements of Marpai, Inc and the discussion of the results of its operations in this quarterly report, reflect the results of the operations of Marpai for all periods presented. The results for the three and six months ended June 30, 2024, as applicable, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2024 and 2023

The following tables set forth our consolidated results of operations for the periods indicated.

(dollars in thousands)

	Three Months Ended June 30,
	2024	2023	Change	%

Revenue	$7,189	$10,047	$(2,858)	(28.4)%
Costs and expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below)	5,174	6,430	(1,256)	(19.5)%
General and administrative	3,721	5,725	(2,004)	(35.0)%
Sales and marketing	436	1,473	(1,037)	(70.4)%
Information technology	1,210	1,319	(109)	(8.3)%
Research and development	8	523	(515)	(98.5)%
Depreciation and amortization	914	1,003	(89)	(8.9)%
Impairment of goodwill and intangible assets	7,588	—	7,588	N/A
Loss on disposal of assets	—	344	(344)	(100.00)%
Facilities	411	500	(89)	(17.8)%
Total costs and expenses	19,462	17,317	2,145	12.4%
Operating loss	(12,273)	(7,270)	(5,003)	68.8%
Other income and (expenses)
Other income, net	120	50	70	140.0%
Interest expense, net	(872)	(333)	(539)	161.9%
Foreign loss gain	(1)	(3)	2	(66.7)%
Total other expense	(753)	(286)	(467)	(163.3)%
Loss before income taxes	(13,026)	(7,556)	(5,470)	(72.4)%
Income tax expense	—	—	—	—
Net loss	$(13,026)	$(7,556)	$(5,470)	(72.4)%
Net loss per share, basic and fully diluted	$(1.23)	$(1.10)	$(0.13)	(11.8)%

	Six Months Ended June 30,
	2024	2023	Change	%
Revenue	$14,574	$19,719	$(5,145)	(26.1)%
Costs and expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below)	10,045	12,838	(2,793)	(21.8)%
General and administrative	7,142	10,951	(3,809)	(34.8)%
Sales and marketing	1,038	3,652	(2,614)	(71.6)%
Information technology	2,334	3,506	(1,172)	(33.4)%
Research and development	15	1,024	(1,009)	(98.5)%
Depreciation and amortization	1,865	2,047	(182)	(8.9)%
Impairment of goodwill and intangible assets	7,588	—	7,588	N/A
Loss on disposal of assets	—	344	(344)	(100.00)%
Facilities	885	1,150	(265)	(23.0)%
Total costs and expenses	30,912	35,512	(4,600)	(13.0)%
Operating loss	(16,338)	(15,793)	(545)	3.5%
Other income and (expenses)
Other income (expense), net	240	101	139	137.6%
Interest expense, net	(1,270)	(718)	(552)	76.9%
Foreign exchange loss	(4)	(19)	15	(78.9)%
Total other expense	(1,034)	(636)	(398)	62.6%
Loss before income taxes	(17,372)	(16,429)	(943)	5.7%
Income tax expense	—	—	—	—
Net loss	$(17,372)	$(16,429)	$(943)	5.7%
Net loss per share, basic and fully diluted	$(1.73)	$(2.70)	$0.97	(35.9)%

Comparison of the Three and Six Months Ended June 30, 2024 and 2023

Revenues and Cost of Revenue

During the three months ended June 30, 2024 and 2023, our total revenue was $7.2 million and $10 million, respectively, representing a decrease in revenue of $2.8 million. The decline is primarily due to customer turnover. The market is evolving, and we are adapting our approach to better serve our customers’ needs. While we have seen some customer turnover, we are confident that our new initiatives will lead to long-term revenue growth.

During the six months ended June 30, 2024 and 2023, our total revenue was $14.6 million and $19.7 million, respectively, representing a decrease in revenue of $5.1 million. The decline is primarily due to customer turnover. The market is evolving, and we are adapting our approach to better serve our customers’ needs. While we have seen some customer turnover, we are confident that our new initiatives will lead to long-term revenue growth.

Total revenues consist of fees that we charge our customers in consideration for administering their self-insured healthcare plans as well as fees that we receive for ancillary services such as care management, case management, cost containment services, and other services provided to our customers by us or other vendors.

During the three months ended June 30, 2024 and 2023, our cost of revenue exclusive of depreciation and amortization was $5.2 million and $6.4 million, respectively, representing a decrease of $1.2 million, in line with the decrease in revenue.

During the six months ended June 30, 2024 and 2023, our cost of revenue exclusive of depreciation and amortization was $10 million and $12.8 million, respectively, representing a decrease of $2.8 million, in line with the decrease in revenue.

Total cost of revenues consists of (i) service fees, which primarily include vendor fees associated with the client’s benefit program selections, (ii) the direct labor cost associated with claim management and processing services, and (iii) direct labor costs associated with providing customer support and services to the clients, members, and other external stakeholders.

General and Administrative Expenses

We incurred $3.7 million of general and administrative expenses for the three months ended June 30, 2024 compared to $5.7 million for the three months ended June 30, 2023, a decrease of $2.0 million. The reason for the decrease is due to (i) the actions taken throughout 2023 to aligning the two TPA companies into one amounting to approximately $1.2 million in savings and, (ii) the elimination of non-value added services amounting to approximately $224 thousand in savings.

We incurred $7.1 million of general and administrative expenses for the six months ended June 30, 2024 compared to $11.0 million for the six months ended June 30, 2023, a decrease of $3.9 million. The reason for the decrease is due to (i) the actions taken throughout 2023 to aligning the two TPA companies into one amounting to approximately $3.4 million in savings and, (ii) the elimination of non-value added services amounting to approximately $449 thousand in savings.

Sales and Marketing Expenses

We incurred $436 thousand of sales and marketing expenses for the three months ended June 30, 2024 compared to $1.5 million for the three months ended June 30, 2023, a decrease of $1.0 million. The reason for the decrease is due to the actions taken throughout 2023 to align the two TPA companies into one amounting to approximately $1.5 million in savings.

We incurred $1.0 million of sales and marketing expenses for the six months ended June 30, 2024 compared to $3.7 million for the six months ended June 30, 2023, a decrease of $2.7 million. The reason for the decrease is due to the actions taken throughout 2023 to align the two TPA companies into one amounting to approximately $2.6 million in savings.

Information Technology Expenses

We incurred $1.2 million of information technology expenses for the three months ended June 30, 2024 compared to $1.3 million for the three months ended June 30, 2023, a decrease of $109 thousand. The reason for the decrease is due to the actions taken throughout 2023 to align the two TPA companies into one amounting to approximately $109 thousand in savings.

We incurred $2.3 million of information technology expenses for the six months ended June 30, 2024 compared to $3.5 million for the six months ended June 30, 2023, a decrease of $1.2 million. The reason for the decrease is due to the actions taken throughout 2023 to align the two TPA companies into one amounting to approximately $1.2 million in savings.

Research and Development Expenses

We incurred $8 thousand of research and development expenses for the three months ended June 30, 2024 compared to $523 thousand for the three months ended June 30, 2023, a decrease of $515 thousand. The decrease is attributable to adapting our approach to better serve our customers’ needs by the elimination of non-value added development projects amounting to approximately $523 thousand.

We incurred $15 thousand of research and development expenses for the six months ended June 30, 2024 compared to $1.0 million for the six months ended June 30, 2023, a decrease of $1.0 million. The decrease is attributable to adapting our approach to better serve our customers’ needs by the elimination of non-value added development projects amounting to approximately $1.0 million.

Depreciation and Amortization

We incurred $914 thousand of depreciation and amortization expenses for the three months ended June 30, 2024 compared to $1.0 million for the three months ended June 30, 2023, a decrease of $89 thousand. This decrease was primarily due to a reduction by approximately $91 thousand in the depreciation of assets that were disposed of during the prior year and software becoming fully depreciated in early 2024 amounting to approximately $36 thousand, partially offset by the new patents placed into service during 2024 amounting to approximately $33 thousand.

We incurred $1.9 million of depreciation and amortization expenses for the six months ended June 30, 2024 compared to $2.0 million for the six months ended June 30, 2023, a decrease of $182 thousand. This decrease was primarily due to a reduction by approximately $203 thousand in the depreciation of assets that were disposed of during the prior year and software becoming fully depreciated in early 2024 amounting to approximately $36 thousand, partially offset by the new patents placed into service during 2024 amounting to approximately $65 thousand.

Impairment of Goodwill and Intangible Assets

The Company conducts an annual impairment test of goodwill and intangible asset at December 31st or if events or circumstances exist that would indicate that the Company’s goodwill may be impaired. As circumstances changed during the three months ended June 30, 2024, that would, more likely than not, reduce the Company’s fair value below its net equity value, the Company performed qualitative and quantitative analyses of the potential impairment of its goodwill and intangible assets, specifically evaluating trends in market capitalization, current and future cash flows, revenue growth rates, and the impact of macroeconomic conditions on the Company and its performance. Based on the analysis performed, the Company determined that its goodwill and intangible assets were fully impaired due to the continuation of revenues being below management’s expectations, continued operating losses and negative operating cash flows, reductions in the Company’s stock price and market capitalization, and the delisting from the Nasdaq and subsequent transition to the OTCQX market in the second quarter of 2024 whereby the Company’s common stock has been thinly traded. As a result, the Company recorded a goodwill and intangible asset impairment charge in the amount of $7.6 million for the three and six months ended June 30, 2024.

Interest Expense, net

We incurred $872 thousand of interest expense for the three months ended June 30, 2024 compared to $333 thousand for the three months ended June 30, 2023, an increase of $539 thousand. Interest expense increased primarily due to the debt to Libertas Funding LLC (“Libertas”) and JGB Collateral LLC (“JGB”) which was offset by the decrease in interest due to AXA S.A., a French société anonyme (“AXA”) for the acquisition of Maestro being partially paid down in 2023.

We incurred $1.3 million of interest expense for the six months ended June 30, 2024 compared to $718 thousand for the six months ended June 30, 2023, an increase of $552 thousand. Interest expense increased primarily due to the debt to and JGB which was offset by the decrease in interest due to AXA for the acquisition of Maestro being partially paid down in 2023.

Liquidity and Capital Resources

As of June 30, 2024, we had an accumulated deficit of approximately $94.1 million, unrestricted cash and cash equivalents of approximately $1.3 million and negative working capital of approximately $1.5 million. For the six months ended June 30, 2024, we recognized a net loss of approximately $17.4 million and negative cash flows from operations of approximately $6.7 million.

We have spent most of our cash resources on funding our operating activities. Through June 30, 2024, we have financed our operations primarily with the proceeds from loans, the issuance of convertible promissory notes and warrants, and sales of our equity securities.

On April 15, 2024, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with each of the purchasers that are parties thereto (each, including its successors and assigns, a “Purchaser” and collectively, the “Purchasers”) and JGB, as collateral agent for the Purchasers (the “Agent”).Pursuant to the terms of the Purchase Agreement, on April 15, 2024, we issued the Senior Secured Convertible Debentures (the “Debentures”) due on April 15, 2027 for a principal sum of $11.83 million, subject to the redemption of $5 million at the Company’s election. In accordance with the Purchase Agreement JGB purchased an aggregate of $6.35 million in principal amount of the Debentures. On June 21, 2024, the Company elected not to redeem an additional $5 million of the Debentures with JGB.

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

Cash Flows

The following tables summarizes selected information about our sources and uses of cash and cash equivalents for the six months ended June 30, 2024 and 2023:

Comparison of the Six Months Ended June 30, 2024 and 2023

(in thousands)

	Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(6,705)	$(8,739)
Net cash provided by investing activities	—	18
Net cash provided by financing activities	7,268	6,432
Net increase (decrease) in cash and cash equivalents and restricted cash	$563	$(2,289)

Net Cash Used in Operating Activities

Net cash used in operating activities totaled $6.7 million for the six months ended June 30, 2024, a decrease of $2.0 million as compared to $8.7 million for the six months ended June 30, 2023. The primary reason for the decrease was the reduction in our net loss from the prior year. Net cash used in operating activities was primarily driven by our net loss for the period of $17.4 million, net of (i) non-cash items totaling $13.0 million and (ii) a decrease in net working capital items amounting to $2.3 million.

Net Cash Provided by Investing Activities

A total of $0 was provided by investing activities in the six months ended June 30, 2024 a decrease of $18 thousand as compared to $18 thousand for the six months ended June 30, 2023. The primary reason for the decrease was no disposal of property and equipment.

Net Cash Provided by Financing Activities

A total of $7.3 million was received from financing activities during the six months ended June 30, 2024, an increase of $836 thousand compared to $6.4 million for the six months ended June 30, 2023. The net proceeds for 2024 were provided from private offerings of common stock of $2.7 million, net proceeds from the Debenture of $5.5 million proceeds from the sale of future cash receipts on accounts receivable of $1.5 million partially offset by the repayment of the AXA loan of $631 thousand, and payments to the buyer of receivables of $1.8 million. The net proceeds for 2023 were provided from the public offering of common stock of $6.4 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign exchange risk

The cash generated from revenue is denominated in U.S. Dollars. Our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations, which are in the United States and Israel. Our results of current and future operations and cash flows are therefore subject to fluctuations due to changes in the exchange rate of the New Israeli Shekel (NIS). The effect of a hypothetical 10% change in the exchange rate of the NIS versus the U.S. Dollar would not have had a material impact on our historical condensed consolidated financial statements for the six months ended June 30, 2024. To date we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes or is expected to become more significant.

Interest rate risk

We had cash and cash equivalents balances of $1.3 million and $1.1 million on June 30, 2024 and December 31, 2023, respectively. Currently, management does not view this exposure to be a significant risk.

Inflation Risk

Inflation generally affects us by increasing our labor costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the six months ended June 30, 2024.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial and Accounting Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal quarter ended June 30, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial and Accounting Officer have concluded that, during the period covered by this Quarterly Report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For the three month periods ended June 30, 2024 and 2023, we had one customer that accounted for 16.6% and 12.0% of total revenue, respectively. For the six month periods ended June 30, 2024 and 2023, we had one customer that had 15.8% and 11.0% of total revenue, respectively. At June 30, 2024, three customer accounted for 41.9%, 13.3% and 11.6% of accounts receivable. At December 31, 2023, two customers accounted for 16.6% and 14.0% of accounts receivable.

Currently, our revenues are concentrated with one major customers and our revenues may decrease significantly if we were to lose our major customer.

Due to our limited operating history, we have a limited customer base and have depended on a major customer for a significant portion of our revenue. For the three month period ended June 30, 2024 and 2023 we had one customer that accounted for 15.1% and 12.0% of total revenue, respectively. For the six month period ended June 30, 2024 and 2023 we had one customer that accounted for 15.8% and 10.8% of total revenue, respectively. At June 30, 2024, one customer accounted for 21.0% of accounts receivable. At December 31, 2023, two customer accounted for 16.6% and 14.0% of accounts receivable.

If our major customer were to terminate their agreement with us, or if we fail to adequately perform under our agreement, and if we are unable to diversify our customer base, our revenue could decline, and our results of operations could be adversely affected.

Based on the Company’s current financial condition, the Company’s Board of Directors, supported by its management team, is considering exploring strategic alternatives focused on maximizing shareholder value. Strategic alternatives may include, among others, a strategic investment financing which would allow the company to pursue its current business plan to commercialize its products, a business combination such as a merger with another party, or a sale of the company.

We are reviewing strategic alternatives and there can be no assurance that we will be successful in identifying or completing any strategic transaction, that any such strategic transaction will result in additional value for our stockholders or that the process will not have an adverse impact on our business.

The process of reviewing strategic alternatives may be costly, time consuming and disruptive to our business operations and, if we are unable to effectively manage the process, our business, financial condition and results of operations could be adversely affected. We may incur significant costs associated with identifying, evaluating and negotiating potential strategic alternatives, such as legal, financial advisor and accounting fees and expenses and other related charges. We may also incur additional unanticipated expenses in connection with this process. A considerable portion of these costs will be incurred regardless of whether any such course of action is implemented or transaction is completed, decreasing cash available for use in our business.

There can be no assurance that any potential transaction, or series of transactions, or other strategic alternative, if found and if consummated, will provide greater value to our stockholders than that reflected in the current price of our common stock. Until the review process is concluded, perceived uncertainties related to our future may impact our business performance and volatility in the market price of our common stock and may make it more difficult for us to attract and retain qualified personnel and key employees. Our Board has not set a timetable for the conclusion of this review, nor has it made any definitive decisions related to taking any further actions or potential strategic options at this time or at all.

ITEM 6. Exhibits.

Exhibit No.	Description
31.1	Certification Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1*	Certification Statement of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2*	Certification Statement of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101*	Interactive Data Files
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Furnished herewith.

**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARPAI, INC.

Date: August 7, 2024		/s/ Damien Lamendola
	Name:	Damien Lamendola
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Steve Johnson
	Name:	Steve Johnson
	Title	Chief Financial Officer
(Principal Financial and Accounting Officer)