Form 10-Q
period 2024-09-30
Marpai, Inc.
filed 2024-11-12
CIK 1844392

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of November 12, 2024, there were 13,747,982 shares of the Company’s common stock, par value $0.0001 per share, outstanding.

MARPAI, INC.

i

PART I — FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements.

MARPAI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$830	$1,147
Restricted cash	10,978	12,345
Accounts receivable, net of allowance for credit losses of $0 and $25	1,228	1,124
Unbilled receivable	579	768
Due from buyer for sale of business unit	500	800
Prepaid expenses and other current assets	771	901
Total current assets	14,886	17,085

Property and equipment, net	514	611
Capitalized software, net	752	2,127
Operating lease right-of-use assets	2,192	2,373
Goodwill	—	3,018
Intangible assets, net	—	5,177
Security deposits	1,248	1,267
Other long-term asset	15	22
Total assets	$19,607	$31,680
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$3,764	$4,649
Accrued expenses	2,957	2,816
Accrued fiduciary obligations	7,969	11,573
Deferred revenue	1,390	661
Current portion of operating lease liabilities	559	512
Current portion of convertible debentures, net	1,540	—
Other short-term liabilities	—	632
Total current liabilities	18,179	20,843

Other long-term liabilities	20,467	19,401
Convertible debentures, net of current portion	4,072	—
Operating lease liabilities, net of current portion	3,257	3,684
Deferred tax liabilities	1,190	1,190
Total liabilities	47,165	45,118
COMMITMENTS AND CONTINGENCIES (Note 17)
STOCKHOLDERS’ DEFICIT
Common stock, $0.0001 par value, 227,791,050 shares authorized; 13,747,982 shares and 7,960,938 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	1	1
Additional paid-in capital	70,119	63,307
Accumulated deficit	(97,678)	(76,746)
Total stockholders’ deficit	(27,558)	(13,438)
Total liabilities and stockholders’ deficit	$19,607	$31,680

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARPAI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Revenue	$7,008	$8,729	$21,582	$28,448
Costs and expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below)	5,033	5,691	15,078	18,530
General and administrative	2,813	4,986	9,954	15,938
Sales and marketing	345	1,842	1,383	5,494
Information technology	1,273	1,269	3,608	4,775
Research and development	7	267	22	1,291
Depreciation and amortization	213	927	2,078	2,974
Impairment of goodwill and intangible assets	—	—	7,588	—
Loss on disposal of assets	—	7	—	350
Loss on sale of business unit	73	—	73	—
Facilities	311	769	1,197	1,918
Total costs and expenses	10,068	15,758	40,981	51,270
Operating loss	(3,060)	(7,029)	(19,399)	(22,822)
Other income (expenses)
Other income	119	130	360	231
Interest expense, net	(620)	(383)	(1,890)	(1,102)
Foreign exchange gain (loss)	1	(14)	(3)	(32)
Loss before provision for income taxes	(3,560)	(7,296)	(20,932)	(23,725)
Income tax expense	—	—	—	—
Net loss	$(3,560)	$(7,296)	$(20,932)	$(23,725)
Net loss per share, basic & fully diluted	$(0.30)	$(0.98)	$(1.96)	$(3.62)
Weighted average shares of common stock outstanding, basic and diluted	12,043,931	7,479,401	10,697,008	6,552,575

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARPAI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

(in thousands, except share data)

	Common Stock		Additional Paid- In	Accumulated	Total Stockholders’
Three months ended September 30, 2024	Shares	Amount	Capital	Deficit	Deficit
Balance, July 1, 2024	11,037,038	$1	$68,455	$(94,118)	$(25,662)
Share-based compensation	-	-	364	-	364
Issuance of common stock upon vesting of restricted stock units	8,242	-	-	-	-
Issuance of privately placed shares	2,702,702	-	1,300		1,300
Net loss	-	-	-	(3,560)	(3,560)
Balance, September 30, 2024	13,747,982	$1	$70,119	$(97,678)	$(27,558)

Three months ended September 30, 2023
Balance, July 1, 2023	7,255,818	$1	$61,753	$(64,423)	$(2,669)
Share-based compensation	-	-	722	-	722
Issuance of common stock upon vesting of restricted stock units	524,244	-	-	-	-
Issuance of common stock upon exercise of stock options	21,849	-	-	-	-
Issuance of round up shares in connection with reverse split	8,714	-	-	-	-
Net loss	-	-	-	(7,296)	(7,296)
Balance, September 30, 2023	7,810,625	$1	$62,475	$(71,719)	$(9,243)

Nine months ended September 30, 2024
Balance, December 31, 2023	7,960,938	$1	$63,307	$(76,746)	$(13,438)
Share-based compensation	-	-	2,786	-	2,786
Issuance of common stock upon vesting of restricted stock units	852,242	-	-	-	-
Issuance of privately placed shares	4,934,802	-	4,026	-	4,026
Net loss	-	-	-	(20,932)	(20,932)
Balance, September 30, 2024	13,747,982	$1	$70,119	$(97,678)	$(27,558)

Nine months ended September 30, 2023
Balance, December 31, 2022	5,319,758	$1	$54,128	$(47,994)	$6,135
Share-based compensation	-	-	1,837	-	1,837
Issuance of common stock upon vesting of restricted stock units	557,631	-	-	-	-
Common stock issued to vendors in exchange for services	25,000	-	79	-	79
Issuance of common stock upon exercise of stock options	49,522	-	-	-	-
Issuance of round up shares in connection with reverse split	8,714	-	-		-
Issuance of common stock in connection with public offering, net	1,850,000	-	6,431	-	6,431
Net loss	-	-	-	(23,725)	(23,725)
Balance, September 30, 2023	7,810,625	$1	$62,475	$(71,719)	$(9,243)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARPAI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine months ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(20,932)	$(23,725)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,078	2,974
Loss on disposal of assets	—	350
Loss on sale of receivables	306	—
Share-based compensation	2,786	1,837
Loss on sale of business unit	73	—
Common stock issued to vendors in exchange for services	—	79
Amortization of right-of-use asset	181	1,289
Gain on termination of lease	—	33
Non-cash interest	975	1,204
Amortization of debt discount and debt issuance costs	128	—
Impairment of goodwill and intangible assets	7,588	—
Changes in operating assets and liabilities:
Accounts receivable and unbilled receivable	85	639
Prepaid expense and other assets	136	216
Due from buyer for sale of business unit	227	—
Security deposits	19	(16)
Accounts payable	(885)	336
Accrued expenses	141	(693)
Accrued fiduciary obligations	(3,604)	853
Operating lease liabilities	(380)	(1,670)
Due to related party	—	(3)
Other liabilities	827	973
Net cash used in operating activities	(10,251)	(15,324)
Cash flows from investing activities:
Disposal of property and equipment	—	27
Net cash provided by investing activities	—	27
Cash flows from financing activities:
Proceeds from issuance of common stock in a public offering, net	—	6,432
Proceeds from sale of future cash receipts on accounts receivable	1,509	—
Proceeds from issuance of convertible debentures (Note 9)	5,978	—
Payments of convertible debenture issuance costs	(499)	—
Payments to buyer of receivables (Note 3)	(1,816)	—
Payments to seller for acquisition (Note 3)	(631)	—
Proceeds from issuance of common stock in a private offering, net	4,026	—
Net cash provided by financing activities	8,567	6,432

Net decrease in cash, cash equivalents and restricted cash	(1,684)	(8,865)

Cash, cash equivalents and restricted cash at beginning of period	13,492	23,117
Cash, cash equivalents and restricted cash at end of period	$11,808	$14,252

Reconciliation of cash, cash equivalents, and restricted cash reported in the condensed consolidated balance sheet
Cash and cash equivalents	$830	$3,018
Restricted cash	10,978	11,234
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statement of cash flows	$11,808	$14,252
Supplemental disclosure of cash flow information
Cash paid for interest	$1,508	$—
Supplemental disclosure of non-cash activity
Measurement period adjustment to goodwill	$—	$198

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

NOTE 3 – LIQUIDITY AND GOING CONCERN

As shown in the accompanying condensed consolidated financial statements as of September 30, 2024, the Company had an accumulated deficit of approximately $97.7 million and negative working capital of approximately $3.3 million. At September 30, 2024, the Company had long term debt of approximately $24.5 million and approximately $830 thousand of unrestricted cash on hand. For the nine months ended September 30, 2024, the Company recognized a net loss of approximately $20.9 million and negative cash flows from operations of approximately $10.3 million. Since inception, the Company has met its cash needs through proceeds from issuing convertible notes, warrants, and common stock as well as receiving loans from various lenders.

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

On December 14, 2023, the Company, through Maestro, entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Payflex Systems USA, Inc. (“Payflex”), pursuant to which the Company agreed to sell certain assets relating to the consumer directed benefits business. Pursuant to the Asset Purchase Agreement, Payflex agreed to pay the Company $1 million in cash as well as assume certain liabilities. In addition, provided that two customer agreements remain in place by September 1, 2024, and January 1, 2025, respectively, Payflex shall pay an additional contingent fee of $500 thousand per customer agreement. On September 9, 2024, Payflex made a payment of $227 thousand, which was net of $73 thousand of transition expenses. The Asset Purchase Agreement contains customary representations and warranties and covenants. The transaction contemplated by the Asset Purchase Agreement closed on December 14, 2023.

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

MARPAI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On April 15, 2024, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with each of the purchasers that are parties thereto (each, including its successors and assigns, a “Purchaser” and collectively, the “Purchasers”) and JGB Collateral LLC (“JGB”), a Delaware limited liability company, as collateral agent for the Purchasers (the “Agent”). Pursuant to the terms of the Purchase Agreement, on April 15, 2024, the Company issued the Senior Secured Convertible Debentures (the “Debentures”) due on April 15, 2027 for a principal sum of $11.83 million, subject to the redemption of $5 million at the Company’s election. In accordance with the Purchase Agreement JGB purchased an aggregate of $6.35 million in principal amount of the Debentures. On June 21, 2024, the Company elected not to redeem an additional $5 million of the Debentures with JGB. See Note 9.

On May 24, 2024, the Company informed the staff of the Nasdaq Stock Market LLC of its intention to withdraw from the Nasdaq hearings process and transition the listing of its common shares from the Nasdaq Capital Market (“Nasdaq”) and have the Shares quoted on the OTCQX Market (“OTCQX”).

On August 28, 2024, the Company entered into a securities purchase agreement with two investors, including HillCour, pursuant to which the Company agreed to issue and sell an aggregate of 2,702,702 shares of its Common Stock (of which HillCour purchased 1,351,351 shares of Common Stock) in a private placement, at a purchase price of $0.481 per share (or the closing bid price of the Company’s Common Stock on OTCQX on August 28, 2024).

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

Concentrations of Credit Risk

For the three month periods ended September 30, 2024 and 2023, the Company had one customer that accounted for 14.6% and 11.3% of total revenue, respectively. For the nine month periods ended September 30, 2024 and 2023, the Company had one customer that had 15.4% and 10.9% of total revenue, respectively. At September 30, 2024, two customers accounted for 51.4%, and 11.3% of accounts receivable. At December 31, 2023, two customers accounted for 16.6% and 14.0% of accounts receivable.

MARPAI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Restricted Cash

Restricted cash balances are composed of funds held on behalf of clients in a fiduciary capacity, cash held in a separate bank account pledged to a bank as collateral for a bank guarantee provided to the lessor to secure the Company’s obligations under a lease agreement, cash in a money market account as required by a credit card company for collateral, cash in a money market account as required by a financial surety bond company for collateral, and a certificate of deposit (“CD”) held for collateral for a letter of credit. Fiduciary funds generally cannot be utilized for general corporate purposes and are not a source of liquidity for the Company. A corresponding fiduciary obligation, included in current liabilities in the accompanying condensed consolidated balance sheets, exists for disbursements to be made on behalf of the clients and may be more than the restricted cash balance if payment from customers has not been received.

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

During the nine months ended September 30, 2024, the Company recognized an impairment of its goodwill – see Note 7.

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

During the nine months ended September 30, 2024, the Company recognized an impairment of its intangible assets – see Note 7.

MARPAI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company also provides certain performance guarantees under their contracts with customers. Customers may be entitled to receive compensation if the Company fails to meet the guarantees. Actual performance is compared to the contractual guarantee for each measure throughout the period. The Company had performance guarantee liabilities of $262 thousand, which is included in accrued expenses on the accompanying condensed consolidated balance sheet as of September 30, 2024.

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

MARPAI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of outstanding shares of common stock for the period, considering the effect of participating securities. Diluted earnings (loss) per share is calculated by dividing net earnings (loss) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. During the periods when they are anti-dilutive, shares of common stock equivalents, if any, are not considered in the computation. At September 30, 2024 and 2023, there were 4,738,867 and 1,123,173 common stock equivalents, respectively. For the nine months ended September 30, 2024 and 2023, these potential shares were excluded from the shares used to calculate diluted net loss per share as their effect would have been antidilutive.

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which will add required disclosures of significant expenses for each reportable segment, as well as certain other disclosures to help investors understand how the Chief Operating Decision Maker evaluates segment expenses and operating results. The new standard will also allow disclosure of multiple measures of segment profitability, if those measures are used to allocate resources and assess performance. The amendments will be effective for public companies for fiscal years beginning after December 15, 2023 and for interim reporting periods beginning after December 15, 2024. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements and related disclosures.

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

In March 2024, the FASB issued ASU No. 2024-01, “Scope Application of Profits Interest and Similar Awards” (“ASU 2024-01”). ASU 2024-01 clarifies appropriate accounting for awards issued with the intent to align compensation with operating performance by providing specific examples for issuers to follow. Beyond these clarifying examples, no changes to the codification were made. ASU 2024-01 is effective for fiscal years beginning after December 15, 2024, and interim periods within the fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements and related disclosures.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following at:

(in thousands)

	September 30, 2024	December 31, 2023
Equipment	$141	$141
Furniture and fixtures	621	621
Total cost	762	762
Accumulated depreciation	(248)	(151)
Property and equipment, net	$514	$611

Depreciation expense was $97 thousand and $307 thousand for the nine months ended September 30, 2024 and 2023, respectively.

Depreciation expense was $32 thousand and $38 thousand for the three months ended September 30, 2024 and 2023, respectively.

MARPAI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – CAPITALIZED SOFTWARE

Capitalized software consists of the following at:

(in thousands)

	September 30, 2024	December 31, 2023
Capitalized software	$8,094	$8,094
Accumulated amortization	(7,342)	(5,967)
Capitalized software, net	$752	$2,127

Amortization expense was $1,375 thousand and $1,846 thousand for the nine months ended September 30, 2024 and 2023, respectively.

Amortization expense was $181 thousand and $615 thousand for the three months ended September 30, 2024 and 2023, respectively.

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

Goodwill consists of the following:

(in thousands)

September 30, 2024
Balance as of December 31, 2023	$3,018
Impairment of goodwill	(3,018)
Balance as of September 30, 2024	$—

The Company conducts an annual impairment test of goodwill at December 31st or if events or circumstances exist that would indicate that the Company’s goodwill may be impaired. As circumstances changed during the three months ended June 30, 2024, that would, more likely than not, reduce the Company’s fair value below its net equity value, the Company performed qualitative and quantitative analyses of the potential impairment of its goodwill, specifically evaluating trends in market capitalization, current and future cash flows, revenue growth rates, and the impact of macroeconomic conditions on the Company and its performance. Based on the analysis performed, the Company determined that its goodwill was fully impaired due to the continuation of revenues being below management’s expectations, continued operating losses and negative operating cash flows, reductions in the Company’s stock price and market capitalization, and the delisting from Nasdaq and subsequent transition to the OTCQX market in the second quarter of 2024 whereby the Company’s common stock has been thinly traded. As a result, the Company recorded a goodwill impairment charge in the amount of $3.0 million in June 2024.

Intangible assets consist of the following:

(in thousands)

	September 30, 2024
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

MARPAI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Amortization expense was $606 thousand and $821 thousand for the nine months ended September 30, 2024 and 2023, respectively.

Amortization expense was $0 and $274 thousand for the three months ended September 30, 2024 and 2023, respectively.

The Company conducts an impairment test of intangible assets when events occur or circumstances exist that would indicate the Company’s long-lived assets may be impaired. Based on the matters discussed above for goodwill and the qualitative and quantitative analyses performed, the Company determined that its intangible assets were fully impaired. As a result, the Company recorded an intangible impairment charge in the amount of $4.6 million in June 2024. No impairment charges were recorded during the three months ended September 30, 2024.

NOTE 8 – LOSS AND LOSS ADJUSTMENT EXPENSES

The following tables shows changes in aggregate reserves for the Company’s loss and loss adjustment expenses:

(in thousands)

	2024	2023
Net reserves at July 1	$186	$143
Incurred loss and loss adjustment expenses
Provisions for insured events of the current year	40	58
Change in provision for insured events of prior year	—	—
Total incurred loss and loss adjustment expense	40	58
Payments
Loss and loss adjustment expenses attributable to insured events of the current year	—	—
Loss and loss adjustment expenses attributable to insured events of the prior year	—	—
Total payments	—	—
Net reserves at September 30	$226	$201

(in thousands)

	2024	2023
Net reserves at January 1	$266	$—
Incurred loss and loss adjustment expenses
Provisions for insured events of the current year	48	205
Change in provision for insured events of prior year	90	—
Total incurred loss and loss adjustment expense	138	205
Payments
Loss and loss adjustment expenses attributable to insured events of the current year	7	4
Loss and loss adjustment expenses attributable to insured events of the prior year	171	—
Total payments	178	4
Net reserves at September 30	$226	$201

NOTE 9 – CONVERTIBLE DEBENTURES

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

MARPAI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As of September 30, 2024, the net carrying amount of the convertible debt instrument is $5.6 million, of which $1.5 million is short term. The loan has unamortized debt discount and issuance cost of $296 thousand and $419 thousand, respectively. The estimated fair value (Level 3) of the convertible debt instrument was $5.6 million as of September 30, 2024. As of September 30, 2024, interest of $570 thousand was paid as it was incurred.

The Company’s future loan payments, which are presented as current portion of convertible debenture, net and Convertible debentures, net of current portion on the Company’s accompanying unaudited condensed consolidated balance sheet as of September 30, 2024, are as follows:

September 30, 2024
Convertible debenture principal	$6,327
Unamortized debt discount and issuance costs	(715)
Outstanding balance, Net	5,612
Less: current portion	(1,540)
Long-term portion	$4,072

NOTE 10 – REVENUE

Disaggregation of Revenue

The following tables illustrates the disaggregation of revenue by similar products:

For the nine months ended:

(in thousands)

	September 30, 2024	September 30, 2023
TPA services	$21,504	$28,213
Captive insurance	78	235
Total	$21,582	$28,448

For the three months ended:

(in thousands)

	September 30, 2024	September 30, 2023
TPA services	$6,984	$8,639
Captive insurance	24	90
Total	$7,008	$8,729

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

Stock Options

There were no options granted for the nine months ended September 30, 2024. The fair value of options granted under the 2020 Plan during the nine months ended September 30, 2023 was estimated at the date of grant using the Black-Scholes option pricing model and the following assumptions for grants:

2023
Risk-free interest rates	3.43%
Expected life	5 years
Expected volatility	41.00%
Expected dividend yield	0.00%

The following table summarizes the stock option activity for the nine months ended September 30, 2024:

(in thousands except share and per share data)

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at January 1, 2024	1,213,957	$4.43	8.70	$—
Granted	—	—
Forfeited/Cancelled	(271,890)	4.97
Exercised	—	—
Balance at September 30, 2024	942,067	$4.27	7.95	$—
Exercisable at September 30, 2024	713,559	$4.70	7.81	$—

MARPAI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the Company’s non-vested stock options:

	Non-vested Options	Weighted- Average Grant Date
	Outstanding	Fair Value
Balance at January 1, 2024	506,522	$1.67
Options granted	—	—
Options forfeited/cancelled	(116,807)	1.64
Options exercised	—	—
Options vested	(161,207)	1.73
Balance at September 30, 2024	228,508	$1.64

For the nine months ended September 30, 2024 and 2023, the Company recognized $291 thousand and $641 thousand of stock compensation expense relating to stock options, respectively. For the three months ended September 30, 2024 and 2023, the Company recognized $76 thousand and $253 thousand of stock compensation expense relating to stock options, respectively. As of September 30, 2024, there was $374 thousand of unrecognized stock compensation expense related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately 2.1 years.

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

For the nine months ended September 30, 2024 and 2023, the Company recognized $0 and $288 thousand of stock compensation expense relating to RSAs, respectively. For the three months ended September 30, 2024 and 2023, the Company recognized $0 and $46 thousand of stock compensation expense relating to RSAs, respectively. As of September 30, 2024, there was $0 of unrecognized compensation expense related to unvested restricted share awards.

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

On June 18, 2024, the Company approved a special one-time grant of 100,000 RSUs to a director for a special project to get the Company uplisted to a national securities exchange. 50,000 RSUs will vest December 31, 2024 and the remaining 50,000 RSUs will vest upon the successful uplisting of the Company. The successful uplisting is currently not probable and no share-based compensation expense was recognized for the periods presented for the remaining 50,000 RSUs.

MARPAI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the restricted stock units activity for the nine months ended September 30, 2024:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share
Outstanding at January 1, 2024	—	$—
Granted	2,367,000	1.90
Forfeited/cancelled	(76,758)	1.45
Vested	(860,492)	1.95
Outstanding at September 30, 2024	1,429,750	$1.90

For the nine months ended September 30, 2024 and 2023, the Company recognized $1.8 million and $782 thousand of stock compensation expense relating to RSUs, respectively. For the three months ended September 30, 2024 and 2023, the Company recognized $288 thousand and $421 thousand of stock compensation expense relating to RSUs, respectively. As of September 30, 2024, there was $1.2 million of unrecognized compensation expense remaining related to unvested time-vested restricted share units. That cost is expected to be recognized over a weighted-average period of approximately 1.2 years.

NOTE 12 – WARRANTS

The Company has issued warrants as part of equity offerings and severance packages.

The table below summarizes the Company’s warrant activities:

	Number of Warrants to Purchase Common Shares	Exercise Price Range Per Share	Weighted Average Exercise Price
Balance at January 1, 2024	644,718	$2.50 to 31.60	$16.40
Granted	—	—	—
Forfeited	—	—	—
Exercised	—	—	—
Balance at September 30, 2024	644,718	$2.50 to 31.60	$16.40

Balance at January 1, 2023	412,218	$5.72 to 31.60	$23.68
Granted	92,500	5.00	5.00
Forfeited	—	—	—
Exercised	—	—	—
Balance at September 30, 2023	504,718	$5.00 to 31.60	$20.25

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

Long-lived assets including goodwill, intangible assets, capitalized software, property and equipment and operating lease right-of-use, by geographic region, are as follows at:

(in thousands)

	September 30, 2024	December 31, 2023
United States	$3,239	$12,015
Israel	219	1,291
Total long-lived assets	$3,458	$13,306

MARPAI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – RELATED PARTY TRANSACTIONS

The Company receives consulting services and marketing services from various shareholders and directors. The total cost of these consulting services for the nine months ended September 30, 2024, and 2023 was approximately $0 and $95 thousand, respectively. The total cost of these consulting services for the three months ended September 30, 2024, and 2023 was approximately $0 and $0, respectively. No amounts due to these certain shareholders were included in accounts payable as of September 30, 2024 and December 31, 2023.

In January 2024, March 2024, and August 2024, the Company entered into security purchase agreements with an entity controlled by the Company’s Chief Executive Officer (See Note 3).

NOTE 15 – ACCRUED EXPENSES

Accrued expenses consisted of the following:

(in thousands)

	September 30, 2024	December 31, 2023

Employee compensation	$683	$1,202
Accrued bonuses	259	178
Performance guarantee liabilities	262	165
Other accrued expenses and liabilities	1,753	1,271
Accrued expenses	$2,957	$2,816

NOTE 16 – INCOME TAXES

The effective tax rate was 0% for the nine months ended September 30, 2024 and 2023. The effective tax rate differs from the federal tax rate of 21% for the nine months ended September 30, 2024 and 2023 due primarily to the full valuation allowance on deferred tax assets and other discrete items.

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

On May 24, 2024, the Company informed the staff of the Nasdaq Stock Market LLC of its intention to withdraw from the Nasdaq hearings process and transition the listing of its common shares from the Nasdaq Capital Market (“Nasdaq”) and have its shares of common stock quoted on the OTCQX Market (“OTCQX”). The Company’s common stock was suspended from trading on Nasdaq effective at the opening of trading on Wednesday, May 29, 2024, and commenced trading on OTCQX immediately thereafter.

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

Representation in the Financial Statements of Marpai, Inc.

The unaudited condensed consolidated financial statements of Marpai, Inc and the discussion of the results of its operations in this quarterly report, reflect the results of the operations of Marpai for all periods presented. The results for the three and nine months ended September 30, 2024, as applicable, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2024 and 2023

The following tables set forth our consolidated results of operations for the periods indicated.

(dollars in thousands)

	Three Months Ended September 30,
	2024	2023	Change	%

Revenue	$7,008	$8,729	$(1,721)	(19.7)%
Costs and expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below)	5,033	5,691	(658)	(11.6)%
General and administrative	2,813	4,986	(2,173)	(43.6)%
Sales and marketing	345	1,842	(1,497)	(81.3)%
Information technology	1,273	1,269	4	0.3%
Research and development	7	267	(260)	(97.4)%
Depreciation and amortization	213	927	(714)	(77.0)%
Loss on disposal of assets	—	7	(7)	(100.0)%
Loss on sale of business unit	73	—	73	N/A
Facilities	311	769	(458)	(59.6)%
Total costs and expenses	10,068	15,758	(5,690)	(36.1)%
Operating loss	(3,060)	(7,029)	3,969	(56.5)%
Other income and (expenses)
Other income, net	119	130	(11)	(8.5)%
Interest expense, net	(620)	(383)	(237)	61.9%
Foreign loss gain	1	(14)	15	(107.1)%
Total other expense	(500)	(267)	(233)	(87.3)%
Loss before income taxes	(3,560)	(7,296)	3,736	51.2%
Income tax expense	—	—	—	—
Net loss	$(3,560)	$(7, 296)	$3,736	51.2%
Net loss per share, basic and fully diluted	$(0.30)	$(0.98)	$0.68	69.4%

	Nine months Ended September 30,
	2024	2023	Change	%
Revenue	$21,582	$28,448	$(6,866)	(24.1)%
Costs and expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below)	15,078	18,530	(3,452)	(18.6)%
General and administrative	9,954	15,938	(5,984)	(37.5)%
Sales and marketing	1,383	5,494	(4,111)	(74.8)%
Information technology	3,608	4,775	(1,167)	(24.4)%
Research and development	22	1,291	(1,269)	(98.3)%
Depreciation and amortization	2,078	2,974	(896)	(30.1)%
Impairment of goodwill and intangible assets	7,588	—	7,588	N/A
Loss on disposal of assets	—	350	(350)	(100.0)%
Loss on sale of business unit	73	—	73	N/A
Facilities	1,197	1,918	(721)	(37.6)%
Total costs and expenses	40,981	51,270	(10,289)	(20.1)%
Operating loss	(19,399)	(22,822)	3,423	(15.0)%
Other income and (expenses)
Other income (expense), net	360	231	129	55.8%
Interest expense, net	(1,890)	(1,102)	(788)	71.5%
Foreign exchange loss	(3)	(32)	29	(90.6)%
Total other expense	(1,533)	(903)	(630)	69.8%
Loss before income taxes	(20,932)	(23,725)	2,793	(11.8)%
Income tax expense	—	—	—	—
Net loss	$(20,932)	$(23,725)	$2,793	(11.8)%
Net loss per share, basic and fully diluted	$(1.96)	$(3.62)	$1.66	45.9%

Revenues and Cost of Revenue

During the three months ended September 30, 2024 and 2023, our total revenue was $7.0 million and $8.7 million, respectively, representing a decrease in revenue of $1.7 million. The decline is primarily due to customer turnover. The market is evolving, and we are adapting our approach to better serve our customers’ needs. While we have seen some customer turnover, we are confident that our new initiatives will lead to long-term revenue growth.

During the nine months ended September 30, 2024 and 2023, our total revenue was $21.6 million and $28.4 million, respectively, representing a decrease in revenue of $6.9 million. The decline is primarily due to customer turnover. The market is evolving, and we are adapting our approach to better serve our customers’ needs. While we have seen some customer turnover, we are confident that our new initiatives will lead to long-term revenue growth.

Total revenues consist of fees that we charge our customers in consideration for administering their self-insured healthcare plans as well as fees that we receive for ancillary services such as care management, case management, cost containment services, and other services provided to our customers by us or other vendors.

During the three months ended September 30, 2024 and 2023, our cost of revenue exclusive of depreciation and amortization was $5.0 million and $5.7 million, respectively, representing a decrease of $658 thousand, in line with the decrease in revenue.

During the nine months ended September 30, 2024 and 2023, our cost of revenue exclusive of depreciation and amortization was $15.1 million and $18.5 million, respectively, representing a decrease of $3.5 million, in line with the decrease in revenue.

Total cost of revenues consists of (i) service fees, which primarily include vendor fees associated with the client’s benefit program selections, (ii) the direct labor cost associated with claim management and processing services, and (iii) direct labor costs associated with providing customer support and services to the clients, members, and other external stakeholders.

General and Administrative Expenses

We incurred $2.8 million of general and administrative expenses for the three months ended September 30, 2024 compared to $5.0 million for the three months ended September 30, 2023, a decrease of $2.2 million. The reason for the decrease is due to (i) the actions taken throughout 2023 and the first nine months of 2024 to aligning the two TPA companies into one amounting to approximately $2.2 million in savings and (ii) the elimination of non value-added services amounting to approximately $640 thousand in savings.

We incurred $10.0 million of general and administrative expenses for the nine months ended September 30, 2024 compared to $15.9 million for the nine months ended September 30, 2023, a decrease of $6.0 million. The reason for the decrease is due to (i) the actions taken throughout 2023 and the first nine months of 2024 to aligning the two TPA companies into one amounting to approximately $4.7 million in savings and (ii) the elimination of non value-added services amounting to approximately $1.4 million in savings.

Sales and Marketing Expenses

We incurred $345 thousand of sales and marketing expenses for the three months ended September 30, 2024 compared to $1.8 million for the three months ended September 30, 2023, a decrease of $1.5 million. The reason for the decrease is due to the actions taken throughout 2023 and the first nine months of 2024 to align the two TPA companies into one amounting to approximately $1.5 million in savings.

We incurred $1.4 million of sales and marketing expenses for the nine months ended September 30, 2024 compared to $5.5 million for the nine months ended September 30, 2023, a decrease of $4.1 million. The reason for the decrease is due to the actions taken throughout 2023 and the first nine months of 2024 to align the two TPA companies into one amounting to approximately $4.1 million in savings.

Information Technology Expenses

We incurred $1.3 million of information technology expenses for the three months ended September 30, 2024 compared to $1.3 million for the three months ended September 30, 2023, an increase of $4 thousand.

We incurred $3.6 million of information technology expenses for the nine months ended September 30, 2024 compared to $4.8 million for the nine months ended September 30, 2023, a decrease of $1.2 million. The reason for the decrease is due to the actions taken throughout 2023 and the first nine months of 2024 to align the two TPA companies into one amounting to approximately $1.2 million in savings.

Research and Development Expenses

We incurred $7 thousand of research and development expenses for the three months ended September 30, 2024 compared to $267 thousand for the three months ended September 30, 2023, a decrease of $260 thousand. The decrease is attributable to focusing our efforts and eliminating certain development projects amounting to approximately $260 thousand.

We incurred $22 thousand of research and development expenses for the nine months ended September 30, 2024 compared to $1.3 million for the nine months ended September 30, 2023, a decrease of $1.3 million. The decrease is attributable to focusing our efforts and eliminating certain development projects amounting to approximately $1.3 million.

Depreciation and Amortization

We incurred $213 thousand of depreciation and amortization expenses for the three months ended September 30, 2024 compared to $927 thousand for the three months ended September 30, 2023, a decrease of $714 thousand. This decrease was primarily due to the impairment of intangibles in September of 2024 of $273 thousand and a reduction due to software amortization by approximately $434 thousand.

We incurred $2.1 million of depreciation and amortization expenses for the nine months ended September 30, 2024 compared to $3.0 million for the nine months ended September 30, 2023, a decrease of $896 thousand. This decrease was primarily due to a reduction by approximately $203 thousand in the depreciation of assets that were disposed of during the prior year, the impairment of intangibles in September of 2024 of $273 thousand and software becoming fully amortized in 2024 amounting to approximately $470 thousand, partially offset by the new patents placed into service during 2024 amounting to approximately $65 thousand.

Impairment of Goodwill and Intangible Assets

The Company conducts an annual impairment test of goodwill and intangible assets at December 31st or if events or circumstances exist that would indicate that the Company’s goodwill may be impaired. As circumstances changed during the three months ended June 30, 2024, that would, more likely than not, reduce the Company’s fair value below its net equity value, the Company performed qualitative and quantitative analyses of the potential impairment of its goodwill and intangible assets, specifically evaluating trends in market capitalization, current and future cash flows, revenue growth rates, and the impact of macroeconomic conditions on the Company and its performance. Based on the analysis performed, the Company determined that its goodwill and intangible assets were fully impaired in June 2024 due to the continuation of revenues being below management’s expectations, continued operating losses and negative operating cash flows, reductions in the Company’s stock price and market capitalization, and the delisting from the Nasdaq and subsequent transition to the OTCQX market in the second quarter of 2024 where the Company’s common stock has been thinly traded. As a result, the Company recorded a goodwill and intangible asset impairment charge in the amount of $7.6 million in June 2024, which is reflected in the nine months ended September 30, 2024.

Interest Expense, net

We incurred $620 thousand of interest expense for the three months ended September 30, 2024 compared to $383 thousand for the three months ended September 30, 2023, an increase of $237 thousand. Interest expense increased primarily due to the debt to Libertas Funding LLC (“Libertas”) and JGB Collateral LLC (“JGB”) which was partially offset by the decrease in interest due to AXA S.A., a French société anonyme (“AXA”) for the acquisition of Maestro being partially paid down in 2023.

We incurred $1.9 million of interest expense for the nine months ended September 30, 2024 compared to $1.1 million for the nine months ended September 30, 2023, an increase of $788 thousand. Interest expense increased primarily due to the debt to and JGB which was partially offset by the decrease in interest due to AXA for the acquisition of Maestro being partially paid down in 2023.

Liquidity and Capital Resources

As of September 30, 2024, we had an accumulated deficit of approximately $97.7 million, unrestricted cash and cash equivalents of approximately $830 thousand and negative working capital of approximately $3.3 million. For the nine months ended September 30, 2024, we recognized a net loss of approximately $20.9 million and negative cash flows from operations of approximately $10.3 million.

We have spent most of our cash resources on funding our operating activities. Through September 30, 2024, we have financed our operations primarily with the proceeds from loans, the issuance of convertible promissory notes and warrants, and sales of our equity securities.

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

On April 15, 2024, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with each of the purchasers that are parties thereto (each, including its successors and assigns, a “Purchaser” and collectively, the “Purchasers”) and JGB. Pursuant to the terms of the Purchase Agreement, on April 15, 2024, the Company issued the Senior Secured Convertible Debentures (the “Debentures”) due on April 15, 2027, for a principal sum of $11.83 million, subject to the redemption of $5 million at the Company’s election. In accordance with the Purchase Agreement JGB purchased an aggregate of $6.35 million in principal amount of the Debentures. On June 21, 2024, the Company elected not to redeem an additional $5 million of the Debentures with JGB.

On August 28, 2024, we entered into a securities purchase agreement with two investors, including HillCour, pursuant to which we agreed to issue and sell an aggregate of 2,702,702 shares of its Common Stock (of which HillCour purchased 1,351,351 shares of Common Stock) in a private placement, at a purchase price of $0.481 per share (or the closing bid price of the Company’s Common Stock on OTCQX as of August 28, 2024).

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

Cash Flows

The following tables summarizes selected information about our sources and uses of cash and cash equivalents for the nine months ended September 30, 2024 and 2023:

Comparison of the Nine Months Ended September 30, 2024 and 2023

(in thousands)

	Nine months Ended September 30,
	2024	2023
Net cash used in operating activities	$(10,251)	$(15,324)
Net cash provided by investing activities	—	27
Net cash provided by financing activities	8,567	6,432
Net decrease in cash and cash equivalents and restricted cash	$(1,684)	$(8,865)

Net Cash Used in Operating Activities

Net cash used in operating activities totaled $10.3 million for the nine months ended September 30, 2024, a decrease of $5.0 million as compared to $15.3 million for the nine months ended September 30, 2023. The primary reason for the decrease was the reduction in our net loss from the prior year. Net cash used in operating activities was primarily driven by our net loss for the period of $20.9 million, net of (i) non-cash items totaling $14.1 million and (ii) a decrease in net working capital items amounting to $3.4 million.

Net Cash Provided by Investing Activities

A total of $0 was provided by investing activities in the nine months ended September 30, 2024 a decrease of $27 thousand as compared to $27 thousand for the nine months ended September 30, 2023. The primary reason for the decrease was no disposal of property and equipment.

Net Cash Provided by Financing Activities

A total of $8.6 million was received from financing activities during the nine months ended September 30, 2024, an increase of $2.1 million compared to $6.4 million for the nine months ended September 30, 2023. The net proceeds for 2024 were provided from private offerings of common stock of $4.0 million, net proceeds from the Debentures of $5.5 million, proceeds from the sale of future cash receipts on accounts receivable of $1.5 million partially offset by the repayment of the AXA loan of $631 thousand, and payments to the buyer of receivables of $1.8 million. The net proceeds for 2023 were provided from the public offering of common stock of $6.4 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign exchange risk

The cash generated from revenue is denominated in U.S. Dollars. Our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations, which are in the United States and Israel. Our results of current and future operations and cash flows are therefore subject to fluctuations due to changes in the exchange rate of the New Israeli Shekel (NIS). The effect of a hypothetical 10% change in the exchange rate of the NIS versus the U.S. Dollar would not have had a material impact on our historical condensed consolidated financial statements for the nine months ended September 30, 2024. To date we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes or is expected to become more significant.

Interest rate risk

We had cash and cash equivalents balances of $830 thousand and $1.1 million on September 30, 2024 and December 31, 2023, respectively. Currently, management does not view this exposure to be a significant risk.

Inflation Risk

Inflation generally affects us by increasing our labor costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the nine months ended September 30, 2024.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial and Accounting Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal quarter ended September 30, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial and Accounting Officer have concluded that, during the period covered by this Quarterly Report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Currently, our revenues are concentrated with one major customer and our revenues may decrease significantly if we were to lose our major customer.

Due to our limited operating history, we have a limited customer base and have depended on a major customer for a significant portion of our revenue. For the three month periods ended September 30, 2024 and 2023, we had one customer that accounted for 14.6% and 11.3% of total revenue, respectively. For the nine month periods ended September 30, 2024 and 2023, we had one customer that had 15.4% and 10.9% of total revenue, respectively. At September 30, 2024, two customers accounted for 51.4%, and 11.3% of accounts receivable. At December 31, 2023, two customers accounted for 16.6% and 14.0% of accounts receivable.

If our major customers were to terminate their agreement with us, or if we fail to adequately perform under our agreement, and if we are unable to diversify our customer base, our revenue could decline, and our results of operations could be adversely affected.

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

MARPAI, INC.

Date: November 12, 2024		/s/ Damien Lamendola
	Name:	Damien Lamendola
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Steve Johnson
	Name:	Steve Johnson
	Title	Chief Financial Officer
(Principal Financial and Accounting Officer)