Form 10-K
period 2024-12-31
Marpai, Inc.
filed 2025-03-27
CIK 1844392

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 001-40904

MARPAI INC.

(Exact name of registrant as specified in its charter)

Delaware	86-1916231
(State or other jurisdiction of Identification No.)	(I.R.S. Employer incorporation or organization)

615 Channelside Drive, Suite 207 Tampa, Florida	33602
(Address of principal executive offices)	(Zip Code)

(855) 389-7330

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock, par value $0.0001	MRAI	OTCQX Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $4,055,753.

Indicate the number of shares outstanding of each of the registrant’s classes of common shares, as of the latest practicable date.

14,896,686 as of March 26, 2025

DOCUMENTS INCORPORATED BY REFERENCE

None.

Our consolidated financial statements are stated in United States dollars and are prepared in accordance with United States Generally Accepted Accounting Principles, or U.S. GAAP.

In this annual report, unless otherwise specified, all dollar amounts are expressed in U.S. dollars.

As used in this annual report, the terms “we”, “us”, “our”, the “Company”, and “Marpai” mean Marpai, Inc., and our wholly owned subsidiaries, Marpai Captive, Inc. (“Marpai Captive”), Marpai Administrators LLC (formerly known as Continental Benefits, LLC) (“Marpai Administrators”), Marpai Health, Inc. (“Marpai Health”), our wholly owned Israeli subsidiary EYME Technologies, Ltd. (“EYME”), and Maestro Health, LLC (“Maestro Health”), unless otherwise indicated or required by the context.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws. Also, whenever we use words such as “potential,” “possible,” “continue,” “believes,” “intends,” “plans,” “expects,” “estimate,” “may,” “will,” “should,” or “anticipates” and negatives or derivatives of these or similar expressions, we are making forward-looking statements. These forward-looking statements are based upon our present intent, beliefs or expectations, but forward-looking statements are not guaranteed to occur and may not occur. Forward-looking statements are based on information we have when those statements are made or management’s good faith belief as of that time with respect to future events and are subject to significant risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

●	our ability to effectively manage our operations and achieve growth;

●	our ability to protect our intellectual property and continue to innovate;

●	our expectations of our financial performance;

●	our success in retaining or recruiting, or changes required in, our officers, key employees, or directors;

●	the potential insufficiency of our internal controls and procedures to detect errors or acts of fraud;

●	the accuracy of our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;

●	the success of competing products, services, or technologies that are or may become available;

●	our ability to obtain additional financing;

●	outbreaks of pandemics or other significant adverse public health safety events or conditions, acts of terrorism, war or other hostilities, supply chain disruptions, or other manmade or natural disasters beyond our control;

●	compliance with, and changes to federal, state and local laws and regulations, accounting rules, tax laws and similar matters;

●	the impact of healthcare reform legislation;

●	our public securities’ potential liquidity and trading;

●	our expectations regarding the period during which we qualify as an emerging growth company under the JOBS Act; and

●	our current and future capital requirements and our ability to satisfy our capital needs through financing transactions or otherwise.

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

ii

Part I

ITEM 1. BUSINESS

Our Business

We are a technology platform company which operates subsidiaries that provide Third Party Administrator (“TPA”) and value-oriented health plan services to employers that directly pay for employee health benefits. Our mission is to positively change healthcare for the benefit of (i) our Clients who are self-insured employers that pay for their employees’ healthcare benefits and engage us to administer the latter’s healthcare claims, and we refer to them as our “Clients”, (ii) employees and their family members who receive these healthcare benefits from our Clients, and we refer to them as our “Members”, and (iii) healthcare providers including, doctors, doctor groups, hospitals, clinics, and any other entities providing healthcare services or products, and we refer to them as the “Providers.” We provide affordable, intelligent, healthcare programs for self-insured employers in the U.S. We provide administrative services, and act as TPA to self-insured employers who provide healthcare benefits to their employees. Most of our Clients are small and medium-sized companies as well as local government entities.

Market Overview

According to the Centers for Medicare and Medicaid Services (“CMS”), in 2023, U.S. private health insurance spending reached $1.5 trillion, creating significant market opportunities for technology and service providers who help manage costs, improve member experience, and provide other solutions to health plans and plan sponsors.

More employers, particularly among the small and mid-sized enterprises (“SME”), are taking advantage of innovative captive and consortium models to move towards gaining greater control over their healthcare spending by self-insuring. Self-insuring enables an employer to capture the margin an insurance company would otherwise take while also enabling significant savings as an employer does a better job managing its member population.

Health plans and employers increasingly looking to control costs, including payment integrity, care management, care navigation, reference-based pricing, claims repricing, centers of excellence, specialty/narrow networks, and subrogation.

Point solutions continue to consolidate while TPAs and direct primary care providers have become increasingly strategic relationships for the SME and a natural consolidator of cost containment technologies and services.

Market Opportunities

According to the Kaiser Family Foundation, 63% of covered workers in SME are enrolled in self-funded plans. We are transforming the self-funded employer health plan market through cutting-edge technology and our proprietary Marpai Saves “bundle” for enhanced outcomes and reduced costs.

We provide the tools for our Members, and we support those Members who may need additional guidance to address health concerns at an earlier stage, allowing for more cost-effective treatment.

Our Products and Services

We derive our revenues from three general sources: Health Plan Administration services, In-House Ancillary services, and Third-Party Vendor services.

Health Plan Administration Services

Our core service offerings include handling all aspects of administration related to a healthcare plan. We typically design for our Client, the SME, a healthcare benefit plan which allows the Client to define the coverage it would like to provide to its employees (the “Members”). We then manage the plan for the Client by providing the following services:

●	Providing Members with access to a provider network via relationships with Aetna, Cigna, and regional networks;

●	Answering Members’ calls and requests related to their health plan via phone, email and via our mobile app;

●	Value added services to help Members find providers and care management as well as to answer questions, including claims and benefits;

●	Validating and adjudicating claims from Members, including automated adjudication;

●	Promoting health and the use of high-quality medical professionals (the “Providers”) to the Member population;

●	Paying claims on behalf of our Clients; and

●	Sourcing stop-loss insurance via our underwriters.

As plan administrators, we do not bear the financial risk with respect to the cost of the claims for any Client. The risk is borne by the self-insured Clients and the stop-loss insurance companies, if the Client purchased stop-loss insurance policies to protect themselves from unplanned healthcare costs. We also sell complementary services to our Clients including care management, case management, actuarial services, and bill review services.

In-House Ancillary Services

Our In-House Ancillary Services are derived from our in-house products related to our role as the administrator of the Clients’ health plans but are ancillary to paying claims such as;

Clinical Care Management - a nurse-led, proactive guide for at-risk Members across the care continuum so they get the optimal high-quality care at the right time and avoid excessive, inappropriate, and overpriced care. Instead of simply treating a condition, the nurses take a personal, holistic approach, to help Members.

Repricing Insights - out-of-network claims are a reality for any health plan. Our product encompasses all the negotiation and adjudication related to out-of-network claims. Clients often save up to 60% of the initial billed amount on their out-of-network claims.

Marpai PACCS - Pharmacy Advocacy Cost Containment Solution is our Member-driven pharmacy savings program that focuses on specialty and high-cost medications designed to generate up to 75% savings.

MarpaiRx - our national pharmacy benefit management program that saves Clients and Members money and delivers a value-add Member experience. We grant access to prescriptions at affordable rates and coordinate pharmacy and medical benefits to ensure that the right care is delivered and paid for in a way that reduces the overall cost of healthcare. We disclose all rebate information to our clients.

Third-Party Vendor Services

Some of our revenues are derived from services that are provided to our Clients and Members by third party vendors. We typically pass through most of these revenues to these vendors and their contribution to our gross profit is relatively small. These services include network access fees that are charged by the provider networks (such as Aetna or Cigna) when our Members visit network Providers (doctors, hospitals etc.) as well as some cost containment services, and other services provided by third party vendors.

Company Goals

●	To be the leader in affordable, intelligent, healthcare for self-funded employers.

●	To improve outcomes for our Members while lowering healthcare costs to our Clients.

●	To utilize our competency in artificial intelligence (“AI”) and data analytics to drive efficiencies in operations and increase profitability.

●	To capitalize on the large fragmented TPA market with favorable macro-economic trends.

Technology Delivers Superior Value - Marpai Saves

We bring deep learning and data analytics to the rapidly growing, TPA sector to deliver affordable, intelligent, healthcare to our Clients and their Members. We proactively engage Members in an effort to reduce avoidable, excessive, inappropriate and overpriced care. We use data analytics and AI to identify and connect at-risk members, remind Members to have annual exams and guide them to low-cost, quality in-network providers. The myMarpai app is a personal health guide that gives Members on-demand access to benefits, costs, deductibles, telehealth and more.

Government Regulation

Overview

The healthcare industry is highly regulated and continues to undergo significant changes as third-party payers, such as Medicare and Medicaid, traditional indemnity insurers, managed care organizations and other private payers, increase efforts to control cost, and increase the effectiveness of healthcare services. Healthcare companies are subject to extensive and complex federal, state, and local laws, regulations, and judicial decisions.

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

Employees

As of December 31, 2024, we had a total of 117 full-time employees. None of them are parties to any labor agreements or are represented by any labor union.

Competition

Although we believe that the services we offer our Clients are differentiated, we operate in a highly competitive market. We only provide administrative services to self-insured employers who provide healthcare benefits to their employees. These self-insured employers can always elect to abandon self- insurance and simply buy medical insurance from one of the large players such as, Aetna, Cigna, or United Healthcare. There can be no assurances that our Clients or prospective Clients will remain self-insured for any given period. If the number of employers which choose to self-insure declines, the size of our target market will shrink.

Also, there are other technology-driven companies delivering TPA services to self-insured employers. Like us, they provide machine learning predictions models targeted at measuring risks for their employees, identifying Members susceptible to adverse healthcare events before they occur, and provide proactive guidance for preventive care. We compete with nearly 1,000 health insurance entities, all of whom are vying for the same business - the management of healthcare benefits for self-insured employers. There is only one TPA at a time for every employer wanting to provide health benefits via a self-insured model, and an employer may remain with the same TPA for many years. This means that although the market is very large, not all of it is accessible by us in any one year. In addition to the very large health insurance companies, the TPA industry has thousands of companies across the United States with the vast majority being less sophisticated small regional players. They may service only a handful of clients and provide limited benefit plans and services.

ITEM 1A. RISK FACTORS

Investing in our Class A common stock, par value $0.0001 per share (“common stock”), involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report, before making a decision to invest in our common stock. The risks and uncertainties described below may not be the only ones we face. If any of the risks actually occur, our business, results of operations, financial condition and prospects could be harmed. In that event, the trading price of our common stock could decline, and you could lose part or all your investment. Some of the statements in “Item 1A. Risk Factors” are forward-looking statements. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business, prospects, financial condition, and results of operations.

Summary Risk Factors

Our business is subject to numerous risks and uncertainties that you should consider before investing in our company. You should carefully consider the risks described more fully below before making a decision to invest in our common stock. If any of these risks occur, our business, financial condition and results of operations would likely be materially adversely affected. These risks, include, but are not limited to, the following:

●	The report of our independent registered public accounting firm contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. If we are unable to obtain additional capital, we may not be able to continue our operations on the scope or scale as currently conducted or at all, and that could have a material adverse effect on our business, results of operations and financial condition;

●	We have a history of operating losses, and we may not be able to generate sufficient revenue to achieve profitability;

●	We expect that we will need to raise additional capital to meet our business requirements in the future, and such capital raising may be costly or difficult to obtain and could dilute our shareholders’ ownership interests, and any offers or availability for sale of a substantial number of our shares of common stock may cause the price of our publicly traded shares to decline;

●	The loss, termination, or renegotiation of any contract with our current Clients could materially adversely affect our financial conditions and operating results.

●	We are a party to several disputes and lawsuits, and we may be subject to liabilities arising from these and similar disputes in the future;

●	If our member guidance programs fail to provide accurate and timely predictions, or if they are associated with wasteful visits to Providers or unhelpful recommendations for Members, then this could lead to low customer satisfaction, which could adversely affect our results of operations;

●	Issues in the use of Data Analytics and AI, including deep learning in our platform and modules, could result in reputational harm or liability;

●	We rely on healthcare benefits brokers and consultants as our principal sales channel, and some of these companies are large and have no allegiance to us. If we do not satisfy their employer clients, they may steer not unsatisfied Clients, as well as others, to other TPAs;

●	Our pricing may change over time and our ability to price our services, so as to achieve profitability, will affect our results of operations and our ability to attract or retain Clients;

●	Our sales cycles can be long and unpredictable, and our sales efforts require a considerable investment of time and expense. If our sales cycle lengthens or we invest substantial resources pursuing unsuccessful sales opportunities, our results of operations and growth could be harmed;

●	Because we generally recognize revenue ratably over the term of the contract for our services, a significant downturn in our business may not be reflected immediately in our results of operations, which increases the difficulty of evaluating our future financial performance;

●	If our security measures are breached or unauthorized access to client data is otherwise obtained, our product and service offerings may be perceived as not being secure, Clients may reduce the use of or stop using our services, and we may incur significant liabilities;

●	We rely on internet infrastructure, bandwidth providers, data center providers, other third parties, and our own systems for providing services to our users, and any failure or interruption in the services provided by these third parties or our own systems could expose us to litigation, potentially require us to issue credits to our Clients, and negatively impact our relationships with Members, and Clients or Providers, adversely affecting our brand and our business;

●	We employ third-party licensed software and software components for use in or with our Member guidance programs, and the inability to maintain these licenses or the presence of errors in the software we license could limit the functionality of these programs and result in increased costs or reduced service levels, which would adversely affect our business;

●	Any failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and our brand;

●	We may not be able to adequately defend against piracy of intellectual property in foreign jurisdictions;

●	We may be sued by third parties for alleged infringement of their proprietary rights or misappropriation of intellectual property;

●	Our Member guidance programs utilize open-source software, and any failure to comply with the terms of one or more of these open-source licenses could adversely affect our business;

●	Government regulation of healthcare creates risks and challenges with respect to our compliance efforts and our business strategies; and

●	Our business could be adversely impacted by changes in laws and regulations related to the Internet or changes in access to the Internet generally.

The consolidated financial statements for the year ended December 31, 2024, include an explanatory paragraph in our independent registered public accounting firm’s audit report stating that there are conditions that raise substantial doubt about our ability to continue as a going concern.

As of December 31, 2024, we had an accumulated deficit of $98.8 million and negative working capital of $7.1 million. As of December 31, 2024, we had $6.1 million of short-term debt, $20.7 million of long-term debt and $764 thousand of unrestricted cash on hand. For the year ended December 31, 2024, we recognized a net loss of $23.3 million and negative cash flows from operations of $15.7 million. Since inception, we have met our cash needs through proceeds from issuing convertible notes, warrants and sales of our common stock.

We currently project that we will need additional capital to fund our current operations and capital investment requirements until we scale to a revenue level that permits cash self-sufficiency. The sources of this capital are anticipated to be from the sale of equity and/or debt securities. We may also seek to sell assets which we regard as non-strategic. Any of the foregoing may not be achievable on favorable terms, or at all. Additionally, any debt or equity transactions may cause significant dilution to existing stockholders.

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

As a result of the above, in connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that our liquidity condition raises substantial doubt about our ability to continue as a going concern through twelve months from the date of these consolidated financial statements. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern. Our independent registered public accounting firm, UHY LLP (“UHY”), has included an explanatory paragraph in their audit report that accompanies our consolidated financial statements as of and for the year ended December 31, 2024, stating that there are conditions that raise substantial doubt about our ability to continue as a going concern.

In the past we have had a high annual customer attrition rate. The loss, termination, or renegotiation of any contract with our current Clients could have a material adverse effect on our financial conditions and operating results.

Our largest two Clients together represented approximately 20.6% and 15.2% of our total gross revenue in 2024 and 2023, respectively. In the year ended December 31, 2024, our attrition rate was approximately 25%. We observed Client movement consistent with natural market dynamics, including shifts to fully funded programs, acquisitions, and the adoption of diverse integrated solutions. Although we have initiated remedial actions to reduce future attrition rates, there is no assurance that we will be able to reduce the attrition rates. If high Client attrition rate continues, our future revenue growth will suffer and our operating results will be negatively impacted, and we may encounter difficulty in recruiting new Clients due to erosion of customer confidence.

We are party to several disputes and lawsuits, and we may be subject to liabilities arising from these and similar disputes in the future.

In the normal course of the claims administration services business, we expect to be named from time to time as a defendant in lawsuits by Members contesting decisions by us or our Clients with respect to the settlement of their healthcare claims. Our Clients have brought claims for indemnification based on alleged actions on our part or on the part of our agents or employees in rendering services to Members. Any future lawsuits against us could be disruptive to our business. The defense of the lawsuits will be time-consuming and require attention of our senior management and financial resources, and the resolution of any such litigation may have a material adverse effect on our business, financial condition, and results of operations.

We are subject to regulatory approvals in the various states we operate and the failure to obtain or renew such regulatory approvals or licenses may adversely affect our business.

As part of our TPA business, we are required to obtain regulatory approvals and licenses in the various jurisdictions we operate.

The failure to obtain and maintain licenses or approvals, from relevant regulatory agencies may impact our ability to continue providing TPA services in those jurisdictions, which could adversely affect our revenues and results of operations.

We operate in a highly competitive industry, and the size of our target market may not remain as large as we anticipate.

The market for healthcare solutions is very competitive. We compete with nearly 1,000 health insurance entities, all of whom are vying for the same business - the management of healthcare benefits for self-insured employers. There is only one TPA at a time for each employer wanting to provide health benefits via a self-insured model, and an employer may remain with the same TPA for many years. This means that although the market is very large, not all of it is accessible by us in any one year.

We provide administrative services only to Clients who are self-insured employers who provide healthcare benefits to their employees. These self-insured employers can always elect to abandon self-insurance and simply buy medical insurance from one of the large players such as Aetna, Cigna, or United Healthcare. There can be no assurances that our Clients or prospective Clients will remain self-insured for any given period of time. If the number of employers which choose to self-insure declines, the size of our target market will shrink.

We rely on healthcare benefits brokers and consultants as our principal sales channel, and some of these companies are large and have no allegiance to us. If we do not satisfy their employer clients, they may direct clients to other TPAs.

Brokers are a key sales channel for us to reach the self-insured employer market. These brokers work with many insurance companies and TPAs. Brokers and consultants earn their fees by charging employers on a per employee per month (“PEPM”) basis. As they often own the relationship with the employer, they may steer our Clients to another TPA if they believe doing so can maximize their own fees. If we do not deliver competitive pricing, quality customer service, and high member satisfaction, these brokers can take the business they brought us to another TPA. Due to the brokers’ power to influence employer groups, the brokers play an outsized role in our industry and may exert pressure on our pricing or influence the service levels we offer to our Clients, all of which can lead to lower price PEPM for us, or an increase in our customer service staffing and other operating costs.

Our pricing may change over time and our ability to price our services competitively will affect our results of operations and our ability to attract or retain Clients.

Our current pricing model, like most in the industry, is based on a PEPM fee. In the future, we may change our pricing model to capture more market share, including but not limited to shared savings. In a shared savings pricing model, we share the risk with the Client. For example, if the Clients’ claims cost is $10 million, we may estimate that we can bring that down to $9 million with our service offering. Instead of charging a fixed PEPM fee, we would earn revenue from a share of the cost savings in a shared savings model. In the example above, if the share were 30% and we managed to achieve a reduction of $1 million, we would earn $300 thousand as a shared savings fee.

Under the shared savings model, there will be no guarantee how much savings, if any, will actually be achieved, as some of our revenue may be at risk. If cost savings are not achieved as expected, our revenue and results of operations could suffer.

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

We generally recognize revenue ratably over the term of a contract, which is typically one to three years. Consequently, a decline in new contracts in any quarter may not affect our results of operations in that quarter but could reduce our revenue in future quarters. Additionally, the timing of renewals or non-renewals of a contract during any quarter may only affect our financial performance in future quarters. For example, the non-renewal of a subscription agreement late in the quarter will have minimal impact on revenue for that quarter but will reduce our revenue in future quarters. Accordingly, the effect of significant declines in sales may not be reflected in our short-term results of operations, which would make these reported results less indicative of our future financial results. Conversely, a non-renewal occurring early in a quarter may have a significant negative impact on revenue for that quarter and we may not be able to offset a decline in revenue due to non-renewal with revenue from new contracts entered later in the same quarter.

The success and growth of our business depends upon our ability to continuously innovate and develop new products and technologies.

Our technology-driven solution relies on innovation to remain competitive. The process of developing new technologies and services is lengthy and complex. We develop our own AI, deep learning and, healthcare technologies to differentiate our solution and AI modules. In addition, our dedication to incorporating technological advancements into our solution requires significant financial and personnel resources and talent. Our development efforts with respect to these initiatives could distract management from current operations and could divert capital and other resources from other growth initiatives important to our business. We operate in an industry experiencing rapid technological change and frequent platform introductions. We may not be able to make technological improvements as quickly as demanded by our Clients or offered by competitors, which could harm our ability to keep our existing Clients and attract new Clients. In addition, we may not be able to effectively implement new technology- driven products and services as projected.

Failure by our Clients to obtain proper permissions and waivers may result in claims against us or may limit or prevent our use of data, which could harm our business.

We require our Clients to provide necessary notices and to obtain necessary permissions and waivers for use and disclosure of the information that we receive, and we require contractual assurances from Clients that they have done so and will continue to do so. If they do not obtain necessary permissions and waivers, then the use and disclosure of information that we receive from Clients or on their behalf may be restricted or prohibited by state, federal or international privacy or data protection laws, or other related laws. This could impair our functions, processes, and databases that reflect, contain, or are based upon such data and may prevent the use of such data, including our ability to provide such data to third parties that are incorporated into our service offerings. Furthermore, this may cause us to breach obligations to third parties to whom we may provide such data, such as third-party service or technology providers that are incorporated into our service offerings. In addition, Clients failure to provide the necessary notices and to obtain necessary permissions and waivers could interfere with or prevent data sourcing, data analyses, or limit other data-driven activities that benefit us. Moreover, we may be subject to claims, civil and/or criminal liability or government or investigations for the use or disclosure of information by reason of lack of valid notice, permission, or waiver. These claims, liabilities or government investigations could subject us to unexpected costs and adversely affect our financial condition and results of operations.

If our security measures are breached or unauthorized access to client data is otherwise obtained, our product and service offerings may be perceived as not being secure, Clients may reduce or stop the use of our services, and we may incur significant liabilities.

Our business involves the storage and transmission of our Members’ proprietary information, including personal or identifying information regarding Members and their protected health information (“PHI”). As a result, unauthorized access or security breaches to our system or platform as a result of third-party action, employee error, malfeasance, or otherwise could result in the loss or inappropriate use of information, litigation, indemnity obligations, damage to our reputation, and other liability including but not limited to government investigations. Because the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until after they are launched against a target, we may not be able to anticipate these techniques or implement adequate preventative measures. Moreover, the detection, prevention, and remediation of known or unknown security vulnerabilities, including those arising from third-party hardware or software, may result in additional direct or indirect costs and management time.

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

We may acquire other companies or technologies, which could divert our management’s attention, result in dilution of our stockholders, and otherwise disrupt our operations and we may have difficulty integrating any such acquisitions successfully or realizing the anticipated benefits therefrom, any of which could have an adverse effect on our business, financial condition, and results of operations.

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

Although we believe that there are commercially reasonable alternatives to the third-party software, we currently utilize, this may not always be the case, or it may be difficult or costly to replace our existing systems. Furthermore, these third parties may increase the price for licensing their software, which could negatively impact the results of operations. Our use of additional or alternative third-party software could require clients to enter into license agreements with third parties. In addition, if the third-party software we utilize has errors or otherwise malfunctions, or if the third-party terminates its agreement with us, our business may suffer.

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

Considerable research in AI is being performed in countries outside of the United States, and several potential competitors are in these countries. The laws protecting intellectual property in some of those countries may not provide adequate protection to prevent our competitors from misappropriating our intellectual property. Several of these potential competitors may be further along in the process of product development and operate large research and development programs. As a result, our competitors may develop more competitive or affordable products, or achieve earlier patent protection or product commercialization than we are able to achieve. Competitive products may render any products or product candidates that we develop obsolete.

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

False Claims Laws. There are numerous federal and state laws that prohibit submission of false information, or the failure to disclose information, in connection with submission (or causing the submission) and payment of claims for reimbursement. For example, the federal civil False Claims Act prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, to the U.S. federal government, claims for payment or approval that are false or fraudulent, or knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim. In addition, the government may assert that a claim including items and services resulting from a violation of the U.S. federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act. If our advisory services to clients are associated with action by clients that is determined or alleged to be in violation of these laws and regulations, it is possible that an enforcement agency would also try to hold us accountable. Any determination by a court or regulatory agency that we have violated these laws could subject us to significant civil or criminal penalties, invalidate all or portions of some of our client contracts, require us to change or terminate some portions of our business, require us to refund portions of us services fees, subject us to additional reporting requirements and oversight under a corporate integrity agreement or similar agreement to resolve allegations of noncompliance with these laws, cause us to be disqualified from serving clients doing business with government payers, and have an adverse effect on our business. Our Clients’ failure to comply with these laws and regulations in connection with our services could result in substantial liability (including, but not limited to, criminal liability), adversely affect demand for our services, and force us to expend significant capital, research and development and other resources to address the failure.

Health Data Privacy Laws. There are numerous federal and state laws related to health information privacy. In particular, the federal Health Insurance Portability and Accountability Act of 1996, as amended by the HITECH and their implementing regulations, which we collectively refer to as “HIPAA,” include privacy standards that protect individual privacy by limiting the uses and disclosures of PHI and implementing data security standards that require covered entities to implement administrative, physical, and technological safeguards to ensure the confidentiality, integrity, availability, and security of PHI in electronic form. In addition to enforcement actions initiated by regulatory bodies under HIPAA, violations or breaches caused by us or our contractors may result in related claims against us by clients, which may be predicated upon underlying contractual responsibilities, and by Members, which may be predicated upon tort law or state privacy claims, as HIPAA does not contain a private right of action. HIPAA also specifies formats that must be used in certain electronic transactions, such as admission and discharge messages and limits the fees that may be charged for certain transactions, including claim payment transactions. By processing and maintaining PHI on behalf of our covered entity clients, we are a HIPAA business associate and mandated by HIPAA to enter into written agreements with our covered entity clients - known as Business Associate Agreements (“BAAs”) - that require us to safeguard PHI. BAAs typically include:

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

Failure by us to comply with any of the federal and state standards regarding patient privacy and/or privacy more generally may subject us to penalties, including significant civil monetary penalties and, in some circumstances, criminal penalties. In addition, such failure may damage our reputation and adversely affect our ability to retain clients and attract new clients.

Even an unsuccessful challenge by regulatory authorities of our activities could result in adverse publicity and could require a costly response from us.

●	Anti-Kickback and Anti-Bribery Laws. There are federal and state laws that prohibit payment for patient referrals, patient brokering, remuneration of Members, or billing based on referrals between individuals or entities that have various financial, ownership, or other business relationships with healthcare providers. In particular, the federal Anti-Kickback law prohibits offering, paying, soliciting, or receiving anything of value, directly or indirectly, for the referral of members covered by Medicare, Medicaid, and other federal healthcare programs or the leasing, purchasing, ordering, or arranging for or recommending the lease, purchase, or order of any item, good, facility, or service covered by these programs. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation. Some enforcement activities focus on below or above market payments for federally reimbursable health care items or services as evidence of the intent to provide a kickback. Many states also have similar anti-kickback laws, some of which are applicable to all patients and that are not necessarily limited to items or services for which payment is made by a federal healthcare program. In addition, the federal physician self-referral prohibition - the Stark Law - is very complex in its application and prohibits physicians (and certain other healthcare professionals) from making a referral for a designated health service to a provider in which the referring healthcare professional (or spouse or any immediate family member) has a financial or ownership interest, unless an enumerated exception applies. The Stark Law also prohibits the billing for services rendered resulting from an impermissible referral. Many states also have similar anti-referral laws that are not necessarily limited to items or services for which payment is made by a federal healthcare program and may include patient disclosure requirements. Moreover, both federal and state laws prohibit bribery and similar behavior. Any determination by a state or federal regulatory agency that we or any of our clients, vendors, or partners violate or have violated any of these laws could subject us to significant civil or criminal penalties, require us to change or terminate some portions of our business, require us to refund portions of our services fees, subject us to additional reporting requirements and oversight under a corporate integrity agreement or similar agreement to resolve allegations of noncompliance with these laws, cause us to be disqualified from serving clients doing business with government payers, and have an adverse effect on our business. Even an unsuccessful challenge by regulatory authorities of our activities could result in adverse publicity and could require a costly response from us.

●	Corporate Practice of Medicine Laws and Fee-Splitting Laws. Many states have enacted laws prohibiting physicians from practicing medicine in partnership with non-physicians, such as business corporations. In addition, many states prohibit certain licensed professionals, such as physicians, from splitting professional fees with non-licensees. As we do not engage in the practice of medicine, we do not contract with providers to render medical care, and we do not split fees with any medical professionals, we do not believe these laws restrict our business. Our activities involve only monitoring and analyzing historical claims data, including our Members’ interactions with licensed healthcare professionals, and recommending the most suitable healthcare providers and/or sources of treatment. We do not provide medical prognosis or healthcare. In accordance with various states’ corporate practice of medicine laws and states’ laws and regulations which define the practice of medicine, our call center staff are prohibited from providing Members with any evaluation of any medical condition, diagnosis, prescription, care and/or treatment. Rather, our call center staff can only provide Members with general and publicly available information that is non-specific to the Members’ medical conditions and statistical information about the prevalence of medical conditions within certain populations or under certain circumstances. Our call center staff do not discuss Members’ individual medical conditions and are prohibited from asking Members for any additional PHI as such term is defined under HIPAA. Our call center staff have been trained and instructed to always inform Members that they are not licensed medical professionals, are not providing medical advice, and that Members should reach out to their medical provider for any medical advice.

●	Medical professional regulation. The practice of most healthcare professions requires licensing under applicable state law. In addition, the laws in some states prohibit business entities from practicing medicine. In the future, we may contract with physicians, nurses, and nurse practitioners, who will assist our clients with the clients’ care coordination, care management, population health management, and patient safety activities that do not constitute the practice of medicine. We do not intend to provide medical care, treatment, or advice. However, any determination that we are acting in the capacity of a healthcare provider and acted improperly as a healthcare provider may result in additional compliance requirements, expense, and liability to us, and require us to change or terminate some portions of our business, including the use of licensed professionals to conduct the foregoing activities.

●	Medical Device Laws. The U.S. Food and Drug Administration (“FDA”) may regulate medical or health-related software, including machine learning functionality and predictive algorithms, if such software falls within the definition of a “device” under the federal Food, Drug, and Cosmetic Act (“FDCA”). However, the FDA exercises enforcement discretion for certain low-risk software, as described in its guidance documents for Mobile Medical Applications, General Wellness: Policy for Low-Risk Devices, and Medical Device Data Systems, Medical Image Storage Devices, and Medical Image Communications Devices. In addition, in December of 2016, President Obama signed into law the 21st Century Cures Act, which included exemptions for certain medical-related software, including software used for administrative support functions at a healthcare facility, software intended for maintaining or encouraging a healthy lifestyle, electronic health record (“EHR software”), software for transferring, storing, or displaying medical device data or in vitro diagnostic data, and certain clinical decision support software. The FDA has also issued draft guidance documents to clarify how it intends to interpret and apply the new exemptions under the 21st Century Cures Act. Although we believe that our software products are currently not subject to active FDA regulation, we continue to follow the FDA’s developments in this area. There is a risk that the FDA could disagree with our determination or that the FDA could develop new final guidance documents that would subject our Product to active FDA oversight. If the FDA determines that any of our current or future analytics applications are regulated as medical devices, we would become subject to various requirements under the FDCA and the FDA’s implementing regulations. Depending on the functionality and FDA classification of our analytics applications, we may be required to:

●	register and list our AI products with the FDA;

●	notify the FDA and demonstrate substantial equivalence to other products on the market before marketing our analytics applications;

●	submit a de novo request to the FDA to down-classify our analytics applications prior to marketing; or

●	obtain FDA approval by demonstrating safety and effectiveness before marketing our analytics applications.

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

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934 (the “Exchange Act”) and other applicable securities rules and regulations. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting, and financial compliance costs, make some activities more difficult, time-consuming, and costly, and place significant strain on our personnel, systems, and resources. For example, the Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and results of operations. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could harm our business, results of operations, and financial condition.

As a result of the disclosure of information in filings required of a public company, our business and financial condition is more visible, which may result in an increased risk of threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and results of operations could be harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and harm our business, results of operations, and financial condition.

Risks Related to Our Common Stock

Our issuance of additional capital stock in connection with financing, acquisitions, investments, the 2021 Plan, the 2024 Plan or otherwise will dilute all other stockholders.

We expect that we will need to raise additional capital through equity and possibly debt financing to fund our ongoing operations and possible acquisitions. If we raise capital through equity financing in the future, that will result in dilution of our stockholders. If we raise debt in the future, this debt may be perceived as increasing the risk associated with investing in our common stock which may have a negative impact on the price of the stock. We also expect to grant substantial equity awards to employees, directors, and consultants under our 2021 Global Stock Incentive Plan (the “2021 Plan”) and our 2024 Global Stock Incentive Plan (the “2024 Plan”) and we expect to ask our shareholders to approve a substantial increase to this incentive plan which will enable our board of directors to grant additional equity grants in the future, all of which will result in dilution or potential dilution of all the stockholders. As part of our business strategy, we may acquire or make investments in complementary companies, products, or technologies and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional equity may cause stockholders to experience significant dilution of their ownership interests and the per-share value of our common stock to decline.

We do not intend to pay dividends on our common stock and, consequently, the ability of common stockholders to achieve a return on investment will depend on the appreciation, if any, in the price of our common stock.

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

In addition, extreme price and volume fluctuations in the stock markets have affected and continue to affect many technology companies’ stock prices. Often, stock prices have fluctuated in ways unrelated or disproportionate to the companies’ operating performance. In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because technology and healthcare technology companies have experienced significant stock price volatility in recent years. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

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

Our bylaws provide, to the fullest extent permitted by law, that a state or federal court located within the State of Delaware will be the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law:

●	any derivative action or proceeding brought on our behalf;

●	any action asserting a breach of fiduciary duty;

●	any action asserting a claim against us arising pursuant to the DGCL, our amended and restated certificate of incorporation, or our bylaws; or

●	any action asserting a claim against us that is governed by the internal affairs doctrine.

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

Our Certificate of Incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for any stockholder for (a) any derivative action or proceeding brought on our behalf, (c) any action asserting a claim of breach of a fiduciary duty owed by, or other wrongdoing by, any director, officer, employee or agent of the Company to us or our stockholders, (c) any action asserting a claim arising pursuant to any provision of the DGCL or our Certificate of Incorporation or bylaws, (d) any action to interpret, apply, enforce or determine the validity of our Certificate of Incorporation or bylaws, or (e) any action asserting a claim governed by the internal affairs doctrine. The federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint, claim or proceeding asserting a cause of action arising under the Exchange Act or the Securities Act. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Stockholders cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Any person or entity purchasing or otherwise acquiring or holding any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provision in our Certificate of Incorporation.

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

Effective May 29, 2024, our common stock was suspended from trading on Nasdaq and our common stock commenced trading on the OTCQX.

As we previously disclosed, on May 31, 2023, Nasdaq Listing Qualifications staff (“Staff”) notified us that the market value of our listed securities (“MVLS”) was below the minimum $35 million required for continued listing as set forth in Listing Rule 5550(b)(2). In accordance with Listing Rule 5810(c)(3)(C), we were provided 180 calendar days, or until November 27, 2023, to regain compliance. On November 28, 2023, the Staff notified us that it had determined to delist us as we did not comply with the MVLS requirement for listing on Nasdaq. On November 29, 2023, we requested a hearing. A hearing on the matter was held on February 22, 2024, where we presented our compliance plan. Subject to our meeting certain requirements by March 31, 2024, the Hearings Panel granted us an extension until May 28, 2024, to regain compliance with the Market Value of Listed Securities (“MVLS”) requirement of $35 million or satisfy any of the alternative requirements in Listing Rule 5550(b).

On May 24, 2024, we informed the staff of the Nasdaq Stock Market LLC of our intention to withdraw from the Nasdaq hearings process and transition the listing of our common stock from Nasdaq and have the common stock quoted on the OTCQX. Our common stock was suspended from trading on Nasdaq effective at the opening of trading on Wednesday, May 29, 2024, and shares of our common stock commenced trading on the OTCQX immediately thereafter. On June 3, 2024, the Nasdaq hearings panel filed a Form 25 with the Securities and Exchange Commission which formally delisted our common stock from the Nasdaq. We have since transferred our common stock to the OTCQX to ensure that a trading market may continue to exist for our securities. There is no guarantee, however, that any broker will continue to make a market in our common stock or that trading thereof will continue on the OTCQX or elsewhere.

FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our stock.

The Financial Industry Regulatory Authority (“FINRA”) has adopted rules that relate to the application of the SEC’s penny stock rules in trading our securities and require that a broker/dealer have reasonable grounds for believing that the investment is suitable for that investor prior to recommending the investment. Prior to recommending speculative, low-priced securities to their non-institutional investors, broker/dealers must make reasonable efforts to obtain information about the investor’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative, low-priced securities will not be suitable for at least some investors. The FINRA requirements make it more difficult for broker/dealers to recommend that their customers buy our common stock, which may have the effect of reducing the level of trading activity and liquidity of our common stock. Further, many brokers charge higher transactional fees for penny stock transactions. As a result, fewer broker/dealers may be willing to make a market in our common stock, reducing a shareholder’s ability to resell shares of our common stock.

Our common stock is currently deemed to be “penny stock”, which makes it more difficult for investors to sell their shares.

Our common stock is currently subject to the “penny stock” rules adopted under section 15(g) of the Exchange Act. The penny stock rules apply to companies whose common stock is not listed on the NASDAQ Stock Market or other national securities exchange and trades at less than $5.00 per share. These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If the Company remains subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities. If our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 1C. CYBERSECURITY.

Our board of directors recognizes the critical importance of maintaining the trust and confidence of our customers, clients, business partners and employees. The Audit Committee along with our board of directors is actively involved in oversight of our risk management program, and cybersecurity represents an important component of our overall approach to risk management. Our cybersecurity policies, standards, processes and practices are fully integrated into our risk management program and are based on recognized frameworks established by the National Institute of Standards and Technology, the International Organization for Standardization and other applicable industry standards. In general, we seek to address cybersecurity risks through a comprehensive, cross-functional approach that is focused on preserving the confidentiality, security and availability of the information that we collect and store by identifying, preventing and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur.

Risk Management and Strategy

As part of the critical elements of our overall risk management approach, our cybersecurity program is focused on the following key areas:

●	Governance: As discussed in more detail under the heading “Governance,” The board of directors oversight of cybersecurity risk management is supported by the Audit Committee of the board of directors (the “Audit Committee”), which interacts with our Enterprise Risk Management function, our Chief Information Security Officer (“CISO”), other members of management and relevant management committees and councils, including management’s Cybersecurity Council.

●	Collaborative Approach: We have implemented a comprehensive, cross-functional approach to identifying, preventing and mitigating cybersecurity threats and incidents, and controls and procedures that provide for the prompt escalation of certain cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by management in a timely manner.

●	Technical Safeguards: We deploy technical safeguards that are designed to protect our information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence.

●	Incident Response and Recovery Planning: We have established and maintain comprehensive incident response and recovery plans that fully address our response to a cybersecurity incident, and such plans are tested and evaluated on a regular basis.

●	Third-Party Risk Management: We maintain a comprehensive, risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers and other external users of our systems, as well as the systems of third parties that could adversely impact our business in the event of a cybersecurity incident affecting those third-party systems.

●	Education and Awareness: We provide regular, mandatory training for personnel regarding cybersecurity threats as a means to equip our personnel with effective tools to address cybersecurity threats, and to communicate our evolving information security policies, standards, processes and practices.

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

The CISO works collaboratively across the Company to implement a program designed to protect our information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents in accordance with our incident response and recovery plans. To facilitate the success of our cybersecurity risk management program, multidisciplinary teams throughout the Company are deployed to address cybersecurity threats and to respond to cybersecurity incidents. Through ongoing communications with these teams, the CISO monitors the prevention, detection, mitigation and remediation of cybersecurity threats and incidents in real time and report such threats and incidents to the Audit Committee when appropriate.

Cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected the Company, including our business strategy, results of operations or financial condition.

ITEM 2. PROPERTIES.

Our principal executive and administrative offices are located at 615 Channelside Drive, Suite 207, Tampa, Florida, and consist of leased office space , which will expire in June 2026. Our base rent is approximately $4 thousand per month, subject to annual adjustments.

We lease an additional corporate office space in Charlotte, North Carolina which will expire in June 2025. Our base rent is approximately $6 thousand per month, subject to annual adjustments.

We lease an additional 10,725 square feet of corporate office space in Chicago, Illinois, a lease we assumed with the acquisition of Maestro Health. Rent is approximately $25 thousand per month. The current lease will expire in September 2028.

For fiscal year ended December 31, 2024, we recognized a net lease expense in the amount of $572 thousand.

We believe that the current office space is adequate to meet our needs.

Item 3. Legal Proceedings.

We are subject to litigation arising in the ordinary course of our business. Although the results of litigation and claims are inherently unpredictable and uncertain, we are not currently a party to any legal proceedings the outcome of which, if determined adversely to us, are believed to, either individually or taken together, material to our business, results of operations, cash flows or financial condition. Certain legal proceedings to which we are currently a party are detailed below.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our shares trade on the OTCQX Market under the symbol MRAI.

As of March 26, 2024, there were 55 holders of record, and 14,896,686 shares of our common stock were issued and outstanding. Equiniti Trust Company, LLC is the registrar and transfer agent for our common stock. Their address is 55 Challenger Road, 2nd Floor, Ridgefield, NJ 07660, telephone: (718) 921-8124, (800) 937-5449.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Representation in the Financial Statements of Marpai, Inc.

The consolidated financial statements of Marpai, Inc and the discussion of the results of our operations in this Annual Report, reflect the results of the operations of Marpai Health (and our subsidiary EYME), Marpai Administrators, and Maestro Health for all periods presented, and the results of Marpai Captive since its inception.

Results of Operations - Comparison of the Years ended December 31, 2024 and 2023

(in thousands)

	Years Ended December 31,
	2024	2023	Change	%
Revenue
Revenue	$28,173	$37,155	$(8,982)	(24)%
Costs and Expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below)	19,066	24,239	(5,173)	(21)%
General and administrative	12,832	19,177	(6,345)	(33)%
Sales and marketing	1,766	6,597	(4,831)	(73)%
Information technology	4,697	5,834	(1,137)	(19)%
Research and development	29	1,311	(1,282)	(98)%
Depreciation and amortization	2,256	3,897	(1,641)	(42)%
Impairment of goodwill and intangible assets	7,588	3,018	4,570	151%
Facilities	1,305	2,472	(1,167)	(47)%
Loss on disposal of assets	648	335	313	93%
Loss (gain) on sale of business unit	73	(1,748)	1,821	(104)%
Total Costs and Expenses	50,260	65,132	(14,872)	(23)%
Operating Loss	(22,087)	(27,977)	5,890	(21)%
Other income and (expenses)
Other income, net	396	488	(92)	(19)%
Interest expense	(2,709)	(1,527)	(1,182)	77%
Loss on debt extinguishment	(1,877)	—	(1,877)	n/a
Gain on forgiveness of other liability	3,000	—	3,000	n/a
Foreign exchange loss	(1)	(26)	25	(96)%
Total other expense	(1,191)	(1,065)	(126)	12%
Loss before income taxes	(23,278)	(29,042)	5,764	(20)%
Income tax benefit	(1,190)	(290)	(900)	310%
Net Loss	$(22,088)	$(28,752)	$6,664	(23)%
Net loss per share, basic and fully diluted	$(1.92)	$(4.14)	$2.22	(54)%
Adjusted EBITDA	$(9,057)	$(20,181)	$11,124	(55)%

Comparison of the Years December 31, 2024 and 2023

Revenue and Cost of Revenue

During the years ended December 31, 2024 and 2023, our total revenue was $28.2 million and $37.2 million respectively. Revenues decreased mainly as a result of customer turnover. Total revenues consist of fees that we charge Clients in consideration for administering their self-insured healthcare plans as well as fees that we receive for ancillary services such as care management, case management, cost containment services, and other services provided to our customers by us or other vendors.

During the years ended December 31, 2024 and 2023, our cost of revenue exclusive of depreciation and amortization was $19.1 million and $24.2 million, respectively. The decrease in the cost of revenue was in line with the decrease in revenue.

Total cost of revenues consists of (i) service fees, which primarily include vendor fees associated with the Clients’ benefit program selections, (ii) direct labor costs associated with claim management and processing services, and (iii) direct labor costs associated with providing customer support and services to the Clients, Members, Providers, and other external stakeholders as well as direct labor costs associated with care and case management services.

General and Administrative Expenses

We incurred $12.8 million of general and administrative expenses for the year ended December 31, 2024 compared to $19.2 million for the year ended December 31, 2023, a decrease of $6.4 million. The decrease is due to the actions taken throughout 2023 and 2024 to align the two TPA companies, amounting to approximately $6.4 million in savings.

Sales and Marketing Expenses

We incurred $1.8 million of sales and marketing expenses for the year ended December 31, 2024 compared to $6.6 million for the year ended December 31, 2023, a decrease of $4.8 million. This decrease in sales and marketing expenses was primarily due to the actions taken throughout 2023 and 2024 to align the two TPA companies amounting to approximately $4.8 million in savings.

Information Technology Expenses

We incurred $4.7 million of information technology expenses for the year ended December 31, 2024 compared to $5.8 million for the year ended December 31, 2023, a decrease of $1.1 million. The decrease in information technology expenses was due to the actions taken throughout 2023 and 2024 to align the two TPA companies amounting to approximately $1.1 million in savings.

Research and Development Expenses

We incurred $29 thousand of research and development expenses for the year ended December 31, 2024 compared to $1.3 million for the year ended December 31, 2023, a decrease of $1.3 million. The decrease is attributable to focusing our efforts and eliminating certain development projects amounting to approximately $1.3 million.

Facilities expenses, depreciation and amortization

We incurred facilities expenses of $1.3 million and depreciation and amortization expenses of $2.3 million for the year ended December 31, 2024 compared to facilities expenses of $2.5 million and depreciation and amortization expenses of $3.9 million for the year ended December 31, 2023. The decrease in facilities expenses was due to the strategic decommissioning of unutilized facilities. The decrease in depreciation and amortization expenses was due to full amortization of certain fixed assets and the recognition of intangible asset impairments.

Impairment of Goodwill and Intangibles

The Company conducts an annual impairment test of goodwill and intangible assets on December 31st or earlier if events or circumstances indicate that our goodwill may be impaired. As circumstances changed during the three months ended June 30, 2024, that would, more likely than not, reduce our fair value below its net equity value, the Company performed qualitative and quantitative analyses of the potential impairment of our goodwill and intangible assets, specifically evaluating trends in market capitalization, current and future cash flows, revenue growth rates, and the impact of macroeconomic conditions on the Company and its performance. Based on the analyses performed, the Company determined that our goodwill and intangible assets were fully impaired in June 2024. As a result, the Company recorded a goodwill and intangible asset impairment charge in the amount of $7.6 million in June 2024, which is reflected in the financial statements for the year ended December 31, 2024.

Due to further operational changes and the sustained decline in performance of our Continental Benefits and Maestro Health acquisitions, a full impairment of goodwill and intangibles was required in 2024.

Loss on Disposal of Assets

We incurred a $648 thousand loss on disposal of assets for the year ended December 31, 2024, compared to $335 thousand for the year ended December 31, 2023. This increase was primarily due to the abandonment of assets upon termination of the Charlotte lease and a software application.

Loss/(Gain) on Sale of Business Unit

We realized a $73 thousand loss on sale of our non-core FSA/HSA business unit for the year ended December 31, 2024, related to the realization of the contingent receivable. For the year ended December 31, 2023 we realized a $1.7 million gain on the sale of our non-core FSA/HSA business unit.

Interest Expense, net

We incurred $2.7 million of interest expense for the year ended December 31, 2024, compared to $1.5 million for the year ended December 31, 2023, an increase of $1.2 million. Interest expense increased primarily due to securing operational financing through a loan and the debt provided by Libertas Funding LLC (“Libertas”) and JGB Collateral LLC (“JGB”), which was partially offset by the decrease in interest due to AXA S.A., a French société anonyme (“AXA”) on the note associated with the acquisition of Maestro being partially paid down in 2023.

Loss on debt extinguishment

We incurred a $1.9 million loss on debt extinguishment for the year ended December 31, 2024, primarily due to an amendment to the existing loan agreement to obtain additional financing at better terms.

Gain on Forgiveness of Other Liability

We incurred $3.0 million of gain on forgiveness of other liability for the year ended December 31, 2024, primarily due to an amendment to the existing payable agreement to AXA.

Net Loss

Net loss for the year ended December 31, 2024 amounted to $22.1 million compared to a net loss of $28.8 million for the year ended December 31, 2023. The decrease in the net loss was due to the actions taken throughout 2023 and 2024, including the reduction of redundant facilities, cutting research and development, rightsizing sales and marketing and improved operations.

Loss per share for the year ended December 31, 2024 was $1.92, compared to a $4.14 loss per share for the year ended December 31, 2023. The loss per share for the year ended December 31, 2024 decreased mainly as a result of the decreased net loss and the issuance of additional common stock in a private placement.

Adjusted EBITDA

Our Adjusted EBITDA is a supplemental performance measure of our operations for financial and operational decision-making and is used as a supplemental means of evaluating period-to-period comparisons on a consistent basis. Adjusted EBITDA is calculated as earnings before interest, taxes, depreciation, and amortization, excluding non-recurring transactions, and stock-based compensation.

Adjusted EBITDA for the year ended December 31, 2024 amounted to loss of $9.1 million as compared to a loss of $20.2 million for the year ended December 31, 2023. The improved adjusted EBITDA loss was due to the actions taken throughout 2023 and 2024 to better utilize our resources and reduce our expenses. These actions included the reduction of redundant facilities, cutting research and development, rightsizing sales and marketing and improved operations.

Reconciliation of Net Loss to EBITDA, and Adjusted EBITDA

Set forth below are reconciliations of Net Loss to EBITDA and Adjusted EBITDA for the years ended December 31, 2024 and 2023:

	Years Ended December 31,
	2024	2023
Net Loss	$(22,088)	$(28,752)
Other income, net	(396)	(488)
Interest expense	2,709	1,527
Loss on debt extinguishment	1,877	-
Gain on forgiveness of other liability	(3,000)	-
Foreign exchange loss	1	26
Provision for taxes	(1,190)	(290)
Depreciation and amortization	2,256	3,897
EBITDA	(19,831)	(24,080)

Impairment of goodwill and intangible assets	7,588	3,018
Loss on disposal of assets	648	335
Loss (gain) on sale of business unit	73	(1,748)
Stock-based compensation	2,465	2,294
Adjusted EBITDA	$(9,057)	$(20,181)

Use of Non-GAAP Financial Measures

This Annual Report contains the non-GAAP financial measures EBITDA, and Adjusted EBITDA, to which the most directly comparable financial measure presented in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) is net income. These measures are not in accordance with, or alternatives to, U.S. GAAP, and may be calculated differently from similar non-GAAP financial measures used by other companies. The Company uses Adjusted EBITDA as a supplemental performance measure of our operations, for financial and operational decision-making and as a supplemental means of evaluating period-to-period comparisons consistently. Adjusted EBITDA is calculated as earnings before interest, taxes, depreciation, and amortization, non-recurring transactions, and non-cash compensation.

The Company believes the presentation of these non-GAAP financial measures provides investors with relevant and useful information, as it allows investors to evaluate the operating performance of the business activities without having to account for differences recognized because of non-core or non-recurring financial information. When U.S. GAAP financial measures are viewed in conjunction with non-GAAP financial measures, investors are provided with a more meaningful understanding of our ongoing operating performance. In addition, these non-GAAP financial measures are among those indicators the Company uses as a basis for evaluating operational performance, allocating resources, and planning and forecasting future periods. Non-GAAP financial measures are not intended to be considered in isolation, or as a substitute for, U.S. GAAP financial measures. Other companies may calculate both EBITDA and Adjusted EBITDA differently, limiting the usefulness of these measures for comparative purposes. To the extent this Annual Report contains historical or future non-GAAP financial measures, the Company has provided corresponding U.S. GAAP financial measures for comparative purposes. The reconciliation between certain U.S. GAAP and non-GAAP measures is provided above.

Liquidity and Capital Resources

As of December 31, 2024, we had an accumulated deficit of approximately $98.8 million, short-term debt of $6.1 million, long-term debt of $20.7 million, unrestricted cash of approximately $764 thousand and negative working capital of approximately $7.1 million.

We have spent most of our cash resources on funding our operating activities. Through December 31, 2024, we financed our operations primarily through the sale of convertible notes, warrants, and common stock as well as borrowing from various lenders.

In accordance with the terms of the Membership Interest Purchase Agreement, dated August 4, 2022, (the “AXA Agreement”), $2.3 million, or 35% of the net proceeds from the offering, were expected to be used to pay down the seller’s not issued debt to AXA. Based on an agreement reached with AXA 50% of the amount due or $1.1 million was paid to AXA on July 19, 2023, and the balance was to be paid no later than September 18, 2023. On September 18, 2023, we paid AXA $200 thousand towards fulfilling our obligation to pay the remaining $1.1 million, and AXA agreed to receive the remaining balance of $1.0 million in six monthly payments of $158 thousand through April 2024. On January 31, 2025, the parties executed a debt reduction agreement (the “Debt Reduction Agreement”) pursuant to which the parties agreed to reduce the Base Purchase and the Full Base Amount (each Price (as defined in the AXA Agreement)) by three million dollars in the aggregate, due to the fact that by December 31, 2024, (i) our largest shareholder contributed at least three million dollars in equity, (ii) the Company maintained a listing of our securities on an agreed upon nationally recognized stock exchange and (iii) between February 29, 2024 and April 15, 2024, the Company made all timely payments owed under the AXA Agreement.

Pursuant to Amendment No. 1 to AXA Agreement, dated February 7, 2024 (the “AXA Amendment”), the parties agreed to reduce the Base Purchase and the Full Base Amount by $3 million in the aggregate, provided that by December 31, 2024, (i) our largest shareholder has contributed at least $3 million in equity, (ii) the Company maintains a listing of our securities on Nasdaq or a nationally recognized stock exchange and (iii) between February 29, 2024 and April 15, 2024, the Company makes all payments owed under the AXA Agreement (collectively, the “Reduction Criteria”). As of December 31, 2024, the reduction criteria had been met and a gain of $3.0 million was recognized within the accompanying consolidated statements of operations.

In addition, the AXA Amendment provided that the requirement by the Company to pay AXA an amount equal to 35% of the net proceeds, shall be deferred for any funds raised in calendar year 2024 such that any such payments shall be paid no later than January 15, 2025, and any amounts due as a result of private offerings of any officers or directors of the Company shall be due and payable no later than December 31, 2025. These amounts are included in other short-term liabilities on the accompanying consolidated balance sheets.

Management continues to evaluate additional funding alternatives and is seeking to raise additional funds through the issuance of equity or debt securities.

If we are unable to raise additional capital, our ability to operate in the normal course and continue to invest in our product portfolio may be materially and adversely impacted and we may be forced to scale back operations or divest some or all of our assets.

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

On January 16, 2024, we entered into a securities purchase agreement (the “Second SPA”) with certain Company insiders consisting of HillCour Investment Fund, LLC, an entity controlled by our Chief Executive Officer, Damien Lamendola, (“HillCour”), our Chairman, Yaron Eitan, and one of our directors, Robert Pons, pursuant to which we agreed and sold 1,322,100 shares of our common stock in a private placement, at a purchase price of $0.9201 per share (the consolidated closing bid price of our common stock on Nasdaq as of January 16, 2024). The securities issued in the Second SPA are exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506(b) of Regulation D promulgated thereunder. The securities have not been registered under the Securities Act and may not be sold in the United States absent registration or an exemption from registration.

On February 5, 2024, we entered into an Agreement of Sale of Future Receipts (the “Libertas Agreement”) with Libertas Funding, LLC (“Libertas”)   to sell future receipts totaling $2.2 million for a purchase price of $1.7 million. The future receipts sold were to be delivered weekly to Libertas at predetermined amounts over a period of nine months. The agreement contained an early delivery discount fee for delivering the future receivables before the expiration of the Libertas Agreement and other provisions. Our Chief Executive Officer, Damien Lamendola, provided a guarantee for the funding agreement through various entities he controls. In April 2024, we repaid $1.8 million to Libertas to satisfy the Libertas Agreement in full.

On March 7, 2024, we entered into a securities purchase agreement with HillCour Investment Fund, LLC (“HillCour”) an entity controlled by our Chief Executive Officer, Damien Lamendola, pursuant to which we sold 910,000 shares of common stock in a private placement to HillCour, at a purchase price of $1.65 per share.

On April 15, 2024, we entered into a Securities Purchase Agreement (the “JGB Purchase Agreement”) with each of the purchasers that are parties thereto (the “Purchasers”) and JGB Collateral LLC (“JGB”), a Delaware limited liability company, as collateral agent for the Purchasers (the “Agent”). Pursuant to the terms of the JGB Purchase Agreement, on April 15, 2024, we issued Senior Secured Convertible Debentures due on April 15, 2027 for a principal sum of $11.83 million, subject to the redemption of $5 million at our election (the “Debentures”). In accordance with the JGB Purchase Agreement, JGB purchased an aggregate of $6.35 million in principal amount of the Debentures. On June 21, 2024, we elected not to redeem an additional $5 million of the Debentures with JGB. On December 30, 2024, we entered into amendments to the Purchase Agreement (the “Amendment Agreement”) and the Debentures (each, a “Debenture Amendment” and collectively, the “Debenture Amendments”) with the Purchasers and the Agent, to, among other things, sell Debentures up to an additional aggregate principal amount of $5.4 million, for a total purchase price of $5.0 million (the “Additional Investment”). Pursuant to the terms of the Amendment Agreement and the Debenture Amendments, a total of$2.0 million of the Additional Investment was delivered to the Company at closing, and the balance of $3.0 million of the Additional Investment is being held in escrow pending satisfaction of certain terms and conditions specified in the Amendment Agreement and the Debenture Amendments.

On August 28, 2024, we entered into a securities purchase agreement with two investors, including HillCour, pursuant to which we agreed to issue and sell an aggregate of 2,702,702 shares of our common stock (of which HillCour purchased 1,351,351 shares of common stock) in a private placement, at a purchase price of $0.481 per share (or the closing bid price of our common stock on the OTCQX on August 28, 2024).

On December 5, 2024, we entered into a Securities Purchase Agreement with four investors, including Yaron Eitan, our Chairman, Steve Johnson, our Chief Financial Officer and John Powers, our President and Chief Operating Officer, pursuant to which we agreed to issue and sell an aggregate of 621,194 shares of our shares of common stock (of which Mr. Eitan purchased 110,619 shares of Common Stock, Mr. Johnson purchased 5,000 shares of common stock and Mr. Powers purchased 10,000 shares of common stock) in a private placement, at a purchase price of $1.13 per share.

Cash Flows

The following table summarizes selected information about our sources and uses of cash, cash equivalents and restricted cash for the years ended December 31, 2024 and 2023:

Comparison of the Years Ended December 31, 2024 and 2023

(in thousands)

	Year Ended December 31,
	2024	2023
Net cash used in operating activities	$(15,158)	$(15,749)
Net cash provided by investing activities	227	1,027
Net cash provided by financing activities	10,671	5,096
Net decrease in cash and cash equivalents and restricted cash	$(4,260)	$(9,626)

Net Cash Used in Operating Activities

Net cash used in operating activities totaled $15.2 million for the year ended December 31, 2024 and $15.7 million for the year ended December 31, 2023, a decrease of $591 thousand in net cash used in operations. Net cash used in operating activities for the year ended December 31, 2024 was primarily driven by our net loss for the period of $22.1 million, net of (i) non-cash items totaling $13.6 million and (ii) a decrease in net working capital items amounting to $6.7 million.

Net Cash Provided by Investing Activities

A total of $227 thousand was provided by investing activities in the year ended December 31, 2024 and $1.0 million provided the year ended December 31, 2023, a decrease of $800 thousand. The decrease in net cash provided by investing activities was mainly due to timing of the collection of cash for the sale of a business unit.

Net Cash Provided by Financing Activities

Financing activities provided net cash of $10.7 million and $5.1 million during the years ended December 31, 2024 and 2023, respectively. In 2024 the cash provided from financing activities was primarily due to proceeds of $4.7 million from private placements of our common stock, net proceeds from the issuance of the Debentures of $7.9 million, proceeds from the sale of future cash receipts of accounts receivable of $1.5 million partially offset by the repayment of the AXA liability of $631 thousand, repayment of the Debentures of $420 thousand, and payments to the buyer of receivables of $1.8 million.

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the applicable periods. We evaluate our estimates, assumptions and judgments on an ongoing basis. Our estimates, assumptions and judgments are based on historical experience and various other factors that we believe to be reasonable under the circumstances. Different assumptions and judgments could change the estimates used in the preparation of our consolidated financial statements, which, in turn, could change the results from those reported.

See Note 3 to our consolidated financial statements included in this Annual Report for a description of the significant accounting policies that we use to prepare our consolidated financial statements.

Critical accounting policies that were impacted by the estimates, judgments and assumptions used in the preparation of our consolidated financial statements are discussed below.

Capitalized Software

We comply with the guidance of ASC Topic 350-40, “Intangibles - Goodwill and Other - Internal Use Software”, in accounting for our internally developed software projects that we utilize to provide our services. These software projects generally relate to our software that is not intended for sale or otherwise marketed. Internal and external costs incurred during the preliminary project stage are expensed as they are incurred. Once a project has reached the development stage, we capitalize direct internal and external costs until the software is substantially complete and ready for its intended use. Costs for upgrades and enhancements are capitalized, whereas costs incurred for maintenance are expensed as incurred. These capitalized software costs are amortized on a project by- project basis over the expected economic life of the underlying software on a straight-line basis, which is generally three to five years. Amortization commences when the software is available for its intended use.

Goodwill

Goodwill is recognized and initially measured as any excess of the acquisition-date consideration transferred in a business combination over the acquisition-date amounts recognized for the net identifiable assets acquired. Goodwill is not amortized but is tested for impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not result in an impairment of goodwill. The Company operates in one reporting segment and reporting unit; therefore, goodwill is tested for impairment at the consolidated level. First, the Company assesses qualitative factors to determine whether or not it is more likely than not that the fair value of a reporting unit is less than it’s carrying amount. If the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company conducts a quantitative goodwill impairment test comparing the fair value of the applicable reporting unit with its carrying value. If the carrying amount of the reporting unit exceeds the fair value of the reporting unit, the Company recognizes an impairment charge in the consolidated statement of operations for the amount by which the carrying amount exceeds the fair value of the reporting unit. The Company performs our annual goodwill impairment test on December 31. During the years ended December 31, 2024 and 2023, the Company recognized impairments of our goodwill – see Note 6.

Income Taxes

We account for income taxes using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax basis, net operating losses, tax credit and other carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates when the assets and liabilities are expected to be realized or settled. We regularly review deferred tax assets for realizability and establish valuation allowances based on available evidence including historical operating losses, projected future taxable income, expected timing of the reversals of existing temporary differences, and appropriate tax planning strategies. If our assessment of the realizability of a deferred tax asset changes, an increase to a valuation allowance will result in a reduction of net earnings at that time, while the reduction of a valuation allowance will result in an increase of net earnings at that time.

We follow ASC Topic 740-10-65-1 in accounting for uncertainty in income taxes by prescribing rules for recognition, measurement, and classification in financial statements of tax positions taken or expected to be in a tax return. This prescribes a two-step process for the financial statement measurement and recognition of a tax position. The first step involves the determination of whether it is more likely than not (greater than 50 percent likelihood) that a tax position will be sustained upon examination, based on the technical merits of the position. The second step requires that any tax position that meets the more likely than not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is a greater than 50 percent likelihood of being realized upon ultimate settlement. This topic also provides guidance on the accounting for related interest and penalties, financial statement classification and disclosure. Our policy is that any interest or penalties related to uncertain tax positions are recognized in income tax expense when incurred. We have no uncertain tax positions or related interest or penalties requiring accrual on December 31, 2024 and December 31, 2023.

Revenue Recognition

We recognize revenue when control of the promised services is transferred to our customers in an amount that reflects the consideration expected to be entitled to in exchange for those services. As we complete our performance obligations, which are identified below, we have an unconditional right to consideration, as outlined in our contracts.

All our contracts with customers obligate us to perform services. Services provided include health administration, dependent eligibility verification, COBRA administration, benefit billing, care management, and cost containment. Revenue is recognized over time as services are provided as the performance obligations are satisfied through the effort expended to research, investigate, evaluate, document, and report claims, and control of these services is transferred to the customer. We have the right to receive payment for all services rendered.

The transaction price of a contract is the amount of consideration to which we expect to be entitled in exchange for transferring the promised services to a customer.

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

Share-Based Compensation

We account for share-based awards issued to employees in accordance with ASC Topic 718, “Compensation-Stock Compensation”. In addition, we issue share-based compensation to non-employees in exchange for services and we account for these in accordance with the provisions of Accounting Standards Update (“ASU”) 2018-07, “Improvements to Nonemployee Share-Based Payment Accounting”  (“ASU 2018-07”). Compensation expense is measured at the grant date, based on the calculated fair value of the award, and recognized as an expense over the requisite service period, which is generally the vesting period of the grant. For modification of share-based payment awards, we record the incremental fair value of the modified award as share-based compensation on the date of modification for vested awards or over the remaining vesting period for unvested awards. The incremental compensation is the excess of the fair value of the modified award on the date of modification over the fair value of the original award immediately before the modification. The sum of the incremental compensation cost and the remaining unrecognized compensation cost for the original award on the modification date is recognized over the requisite service period.

We estimate the expected term of our stock options granted to employees using the simplified method, whereby the expected term equals the average of the vesting term and the original contractual term of the option. We utilize this method as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. For stock options granted to non-employees, we utilize the contractual term of the option as the basis for the expected term assumption. All other assumptions used to calculate the grant date fair value are generally consistent with the assumptions used for options granted to employees. For the purpose of calculating share-based compensation, we estimate the fair value of stock options using the Black-Scholes option-pricing model. The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. The expected volatility is based on the historical volatility of company data while the expected life of the stock options is based on historical and other economic data trended into the future. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding to the expected option term. The dividend yield assumption is based on our history and expectation of no dividend payouts.

If factors change and we employ different assumptions, the share-based compensation expense may differ significantly from what has been recorded in the past. If there is a difference between the assumptions used in determining share-based compensation expense and the actual factors which become known over time, we may change the input factors used in determining share-based compensation costs for future grants. These changes, if any, may materially impact our results of operations in the period such changes are made. Incremental compensation costs arising from subsequent modifications of awards after the grant date are recognized when incurred. In addition, we account for forfeitures of awards as they occur. For share-based awards that vest based on performance conditions, expense is recognized when it is probable that the conditions will be met.

Convertible Notes / Debentures and Embedded Derivative Evaluation

The Company accounts for our convertible notes / debentures in accordance with Subtopic 470-20, Debt—Debt with Conversion and Other Options (Subtopic 470-20), Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) and Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). The Company evaluates the terms of our debt instruments to determine if any identified embedded features, including embedded conversion options or redemption features, are required to be bifurcated and accounted for separately as a derivative financial instrument. In circumstances where a host instrument contains more than one embedded derivative instrument, including a conversion option, that is required to be bifurcated, the bifurcated derivative instruments would be accounted for as a single, compound derivative instrument. Any identified and bifurcated embedded derivatives are initially recorded at fair value and are revalued at each reporting date with changes in the fair value reported as non-operating income or expense.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2024. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2024.

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

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report and that we maintained effective internal control over financial reporting as of December 31, 2024.

Our management, including our Chief Executive Officer and Chief Financial Officer, have determined, based on the procedures we have performed, that the consolidated financial statements included in this report fairly present in all material respects our financial condition and results of operations as of and for the years ended December 31, 2024 and 2023 in accordance with U.S. GAAP.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of fiscal year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our directors and executive officers, their ages, positions currently held, and duration of such, are as follows

Name	Age	Position	Date First Elected or Appointed
Damien Lamendola	69	Chief Executive Officer and Director	November 6, 2023
Steve Johnson	54	Chief Financial Officer	November 6, 2023
John Powers	57	President & Chief Operating Officer	January 11, 2024
Yaron Eitan	68	Chairman of the Board of Directors	April 1, 2021
Sagiv Shiv	68	Director	February 1, 2023
Mohsen Moazami	64	Director	March 30, 2022
Colleen DiClaudio	47	Director	October 28, 2021
Jennifer Calabrese	54	Director	December 7, 2023
Robert Pons	68	Director	December 7, 2023

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

Prior to those roles, from July 2012 to May 2021, Mr. Powers served as Executive Vice President and Principal of Advanced Medical Pricing Solutions (AMPS) - a leading healthcare cost containment company. In these positions, Mr. Powers was instrumental in driving tens of millions of dollars in savings for his clients. He received a B.A. from Millikin University.

Yaron Eitan, Chairman of the Board of Directors

Mr. Eitan has served as Chairman of our board of directors since April 1, 2021. He served as Chairman of the board of directors of Marpai Health since our inception in February 2019. Mr. Eitan has also served as a member of the board of directors of Nano Dimension, Ltd. (Nasdaq: NNDM) since April 2020, and he continues to serve in this role. He served as Executive Chairman of the board of directors of DeepCube Ltd. from February 2017 to March 2021. Mr. Eitan also continues to serve Emporus, Ltd. as Chairman since February 2020, and Selway Capital LLC as Managing Partner since December 2008.

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

Sagiv Shiv, Director

Mr. Shiv joined our board of directors on February 1, 2023. Since 2023, Mr. Shiv has served as the Managing Director and the Head of M&A and Advisory Services at Aldwych Capital Partners. His professional experience includes leading the M&A and Advisory teams at National Securities Corp., StoneX Inc. and Merriman Capital. Mr. Sagiv has advised governments, agencies, private and public companies, and financial institutions, with a particular focus on cross-border and international assignments. Mr. Shiv also served on the board of directors and was the lead independent director and the chairman of the audit committee of Lomiko Metals Inc. (TSX-V:LMR) from December 2021 until December 2024. He has served on the boards of several publicly-traded companies, as well as on the boards of private entities and charities.

Mr. Shiv lectured at the IESE Graduate School of Business and is a clinical professor at the Griffith School of Management at Emanuel University, he has served as a peer reviewer for the Journal of Financial Management and Global Finance Journal and has advised on several published academic papers. Mr. Shiv was an associate editor of the Nanotechnology Law & Business Journal, a member of the American Finance Association and the Financial Management Association, and of the M&A committee of the American Bar Association.. Mr. Shiv holds a B.Sc. in Finance and Ph.D. in International Finance. Mr. Shiv is the recipient of the M&A Deal of the Year Award (cross-border, under $500 mil) for 2014 and of the Turnaround Deal of the Year Award (healthcare, under $50 mil) for 2019. Mr. Shiv holds Series 7, 63, 24, 79 and 99 securities licenses with FINRA.

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

Since March 2019, Mr. Moazami has served as the Managing Partner of Seif Capital, a venture capital and advisory firm he founded. Mr. Moazami currently is the President of International at Groq; the world’s fastest AI inference engine. Since February 2021, he has also served as Chairman of the Board of Astrea Acquisition Corporation (Nasdaq: ASAXU). From April 2013 to December 2018, Mr. Moazami served as Managing Director of CNTP, a novel global tech investment firm he founded to combine the best attributes of venture capital and private equity business models. Prior to this, he spent 11 years as a member of the Cisco executive staff where he most recently was on the senior leadership team of the Emerging Markets which covered 132 countries. He has served on a variety of boards including Zoomdata, Aerospike, vArmour, Frame, Deep Instinct and Kaazing. Mr. Moazami received a Bachelor of Science from University of California, San Diego and a Masters in Engineering from Stanford University.

We believe Mr. Moazami is qualified to serve on our board of directors based on his business experience and relationships and contacts.

Colleen DiClaudio, Director

Ms. DiClaudio joined our board of directors on October 28, 2021. Ms. DiClaudio has served as President and Founder of 340B Technologies d/b/a Nuvem from August 2014 through August 2024. Ms. DiClaudio also continues to serve SRAX, Inc. as a member of its board of directors since September 2017, and she served as vice president of business development of CompleteCare Health Network from June 2009 through August 2014.

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

Jennifer Calabrese, Director

Ms. Calabrese has served as a member of our board of directors since December 2023. Ms. Calabrese is the founder and Chief Executive Officer of Calabrese Consulting LLC (“CCL”). Founded in 2012, CCL is a woman-owned, full-service accounting and advisory firm with over 40 employees, serving more than 350 clients around the world. Ms. Calabrese is a Certified Public Accountant, a Chartered Global Management Accountant, and a member of both The American Institute of Certified Public Accountants and The New York State Society of Certified Public Accountants.

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

Our Board has seven members, six of whom are deemed “independent” under SEC rules.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our Board is authorized to appoint persons to the offices set forth in our certificate of incorporation as it deems appropriate.

Director Independence

We use the definition in Nasdaq Listing Rule 5605(a)(2) for determining director independence, which provides that an “independent director” is a person other than an executive officer or employee of the company or any other individual having a relationship which, in the opinion of our Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The Nasdaq listing rules provide that a director cannot be considered independent if:

●	the director is, or at any time during the past three years was, an employee of the company;

●	the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

●	a family member of the director is, or at any time during the past three years was, an executive officer of the company;

●	the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

●	the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or

●	the director or a family member of the director is a current partner of our outside auditor, or at any time during the past three years was a partner or employee of our outside auditor, and who worked on our audit.

We have determined that Sagiv Shiv, Mohsen Moazami, Colleen DiClaudio, Robert Pons and Jennifer Calabrese meet this definition of independence.

Committees of the Board of Directors

Our Board has two standing committees: an audit committee and a compensation committee. Subject to phase-in rules and a limited exception, the rules of Nasdaq and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in rules and a limited exception, the rules of Nasdaq require that the compensation committee of a listed company be comprised solely of independent directors, though we are not currently listed on a national securities exchange and are not subject to the Nasdaq rules. Each committee operates under a charter that has been approved by our board and has the composition and responsibilities described below. The charter of each committee is available on our website.

Audit Committee

We have established an audit committee of the board of directors. Mr. Shiv, Ms. DiClaudio and Ms. Calabrese serve as members of our audit committee. Mr. Shiv serves as the chairman of the audit committee. Each member of the audit committee meets the financial literacy requirements of Nasdaq, though we are not subject to Nasdaq rules, and our board of directors has determined that Sagiv Shiv qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

The audit committee’s duties, which are specified in the charter adopted by us and include, but are not limited to:

●	meeting with our independent registered public accounting firm regarding, among other issues, audits, and adequacy of our accounting and control systems;

●	monitoring the independence of the independent registered public accounting firm;

●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●	inquiring and discussing with management our compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed, and establishing pre-approval policies and procedures;

●	recommending to shareholders the appointment or replacement of the independent registered public accounting firm;

●	determining the compensation and oversight of the work of the independent registered public accounting firm (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;

●	monitoring compliance on a quarterly basis and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing compliance;

●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction;

●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities;

●	reviewing and discussing with management and the independent registered public accounting firm the annual audited consolidated financial statements, and recommending to the board whether the consolidated financial statements should be included in our Annual Report on Form 10-K;

●	approving reimbursement of expenses incurred by our management team in identifying potential target businesses; and

●	reviewing and approving all payments made to our existing shareholders, executive officers or directors and their respective affiliates. Any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

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

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the SEC.

Director Nominations

We do not have a standing nominating committee, though we intend to form a corporate governance and nominating committee as and when required to do so by law. A majority of the independent directors may recommend a director nominee for selection by the board of directors. The Board believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees are Sagiv Shiv and Colleen DiClaudio, and all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The Board will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders who wish to nominate a director for election to our board of directors should follow the procedures set forth in our bylaws.

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

Code of Ethics

We adopted a Code of Ethics and Insider Trading Policy applicable to our directors, officers, and employees. A copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Insider Trading Policy

We have adopted an insider trading policy, governing the purchase, sale and other transactions in our securities that applies to our directors, executive officers, employees, and other covered persons, including immediate family members and entities controlled by any of the foregoing persons, as well as by the Company itself.

The insider trading policy prohibits, among other things, insider trading and certain speculative transactions in our securities (including short sales, buying put and selling call options and other hedging or derivative transactions in our securities) and establishes a regular blackout period schedule during which directors, executive officers, employees, and other covered persons may not trade in our securities, as well as certain pre-clearance procedures that directors and executive officers must observe prior to effecting any transaction in our securities.

We believe that the insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to us. A copy of the insider trading policy is filed as Exhibit 19.1 to this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table provides summary information concerning cash and non-cash compensation paid or accrued for the fiscal years ending December 31, 2024 and 2023 to our named executive officers (in thousands).

				Stock
		Salary	Bonus	Awards	All Other	Total
Name and Principal Position	Year	($)	($)	($)	Compensation	($)
Damien Lamendola,	2024	$—	—	362	—	$362
Chief Executive Officer and Director (1)	2023	—	—	—	—	—
Edmundo Gonzalez,	2024	—	—	—	—	—
Former Chief Executive Officer and Director (2)	2023	292	—	—	—	292
Lutz Finger,	2024	—	—	—	—	—
President, Product and Development (3)	2023	203	125	491	772	1,591
Steve Johnson,	2024	39	—	211	—	250
Chief Financial Officer (4)	2023	—	—	—	—	—
Yoram Bibring,	2024	—	—	—	—	—
Former Chief Financial Officer (5)	2023	223	—	66	—	289
John Powers, President and Chief Operating Officer (6)	2024	150	—	78	—	228
Gonen Antebi,	2024	36	—	—	—	36
Chief Operating Officer (7)	2023	298	—	107	—	405

(1)	Damien Lamendola was appointed as our Chief Executive Officer in November 2023. On January 11, 2024, we entered into an employment agreement with Mr. Lamendola. Pursuant to the terms of the Lamendola Employment Agreement, Mr. Lamendola’s gross annual salary will be $1.00. Mr. Lamendola has been a member of our board of directors since 2021. He was awarded 5,000 restricted stock units (“RSUs”) under the 2021 Plan with a fair value of $1.94 per share dated May 24, 2024. He was awarded 600,000 RSUs under the 2024 Plan with a fair value of $2.01 per share dated May 24, 2024.

(2)	Edmundo Gonzalez joined Marpai Health as Chief Executive Officer since our inception in February 2019 until his resignation in November 2023. This amount includes cash salary payments of $15,125 per month for CEO services as a consultant under a consulting agreement between Marpai Health and Grays West Ventures LLC dated July 29, 2019. Mr. Gonzalez became a Marpai employee on April 1, 2022.

(3)	Lutz Finger joined Marpai as President, Product and Development on February 28, 2022, until his resignation on August 15, 2023. Mr. Finger became a contract employee upon his termination receiving cash payments of $27,086 per month for his services. Mr. Finger was awarded an additional 33,387 RSUs under the 2021 Plan with a fair value of $3.80 per share dated February 28, 2023. He was awarded an additional 400,000 RSUs under the 2021 Plan with a fair value of $0.91 per share dated August 2, 2023. On December 31, 2024 these RSUs were cancelled and replaced with stock options under the 2021 Plan at an exercise price of $0.95 per share.

(4)	Steve Johnson joined Marpai as Chief Financial Officer on November 2023 and continues in this role. Mr. Johnson did not receive compensation of any kind from Marpai, or our Subsidiaries, in 2023. We entered an employment agreement with Mr. Johnson on January 11, 2024. He was awarded 350,000 RSUs under the 2024 Plan with a fair value of $2.01 per share dated May 24, 2024. On July 1, 2024 his salary was increased to $44 thousand which was mandated as the minimum salary threshold by the Department of Labor for FLSA exemptions.

(5)	Yoram Bibring joined Marpai as Chief Financial Officer on September 1, 2021 until his resignation in November 2023.

(6)	John Powers joined Marpai as President on January 2, 2024. He was awarded 150,000 RSUs under the 2021 Plan with a fair value of $1.74 per share dated May 24, 2024.

(7)	Gonen Antebi joined Marpai as Chief Operating Officer on February 1, 2023 and continued in this role until his separation on January 31, 2024. Upon his termination he became a consultant with monthly service fees of $5 thousand. He was awarded 75,000 stock options under the 2021 Plan at an exercise price of $3.48 per share dated January 18, 2023.

Director Compensation

On March 20, 2022, our board of directors, upon the recommendation of our Compensation Committee, approved the change of our independent directors’ compensation to an annual fee of $50 thousand, payable quarterly. Our directors are and will continue to be reimbursed by us for any out-of-pocket expenses incurred in connection with activities conducted on our behalf.

On December 7, 2023, our board of directors, upon the recommendation of our Compensation Committee, approved the termination of our independent directors’ compensation annual fee of $50 thousand, payable quarterly. In lieu of the cash compensation, the board of directors approved director compensation through the issuance of RSUs based on the following schedule: 50,000 for independent directors and 60,000 for committee chairs and the Chairman of the board of directors. The RSUs vest 30% upon grant, 35% the following year and the remaining 35% one year following. In January 2024, 50,000 RSUs were issued to Ms. Calabrese, Mr. Dendy and Mr. Pons under the 2021 Plan. The remaining directors were issued their respective RSUs upon approval of the 2024 Plan on May 24, 2024.

On May 24, 2024, our board of directors, upon the recommendation of our Compensation Committee, approved the issuance of 7,500 RSUs to each independent director for each year of their respective service and 5,000 RSUs to each non-independent director for each year of their respective service.

On June 18, 2024, the Company approved a special one-time grant of 100,000 RSUs to a director for a special project to get the Company uplisted to a national securities exchange. 50,000 RSUs vested on December 31, 2024 and the remaining 50,000 RSUs will vest upon the successful uplisting of the Company. The successful uplisting is currently not probable and no share-based compensation expense was recognized for the periods presented for the remaining 50,000 RSUs.

Other than indicated above, no director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments during Fiscal Year 2024.

Benefit Plans

We maintain a defined contribution employee retirement plan, or 401(k) plan, for our full-time employees. Our named executive officers are eligible to participate in the 401(k) plan on the same basis as our other full-time employees if they are considered an employee and not a consultant. The 401(k) plan is intended to qualify as a tax-qualified plan under Section 401(k) of the Internal Revenue Code. The 401(k) plan provides that each participant may make pre-tax deferrals from his or her compensation up to the statutory limit, which is $23 thousand for calendar year 2024, and other testing limits. Participants that are 50 years or older can also make “catch-up” contributions, which in calendar year 2020 may be up to an additional $8 thousand above the statutory limit. Participant contributions are held and invested, pursuant to the participant’s instructions, by the plan’s trustee.

We have no pension, or profit-sharing programs for the benefit of directors, officers, or other employees, but our officers and directors may recommend adoption of one or more such programs in the future. We do not sponsor any qualified or non-qualified pension benefit plans, nor do we maintain any non-qualified defined contribution or deferred compensation plans.

2021 Global Stock Incentive Plan

On May 7, 2021, our board of directors, and the holders of all our issued and outstanding shares of common stock approved the adoption of 2021 Plan which is comprised of (i) an Israeli Sub-Plan that is designated for Israeli residents; and (ii) a U.S. Sub-Plan for U.S. persons. The 2021 Plan provides for the grant of incentive stock options, restricted stocks, RSUs, and other equity-based awards (collectively, the “2021 Awards”). We had reserved a total of 375,856 shares of common stock for grants of 2021 Awards to our employees, directors, advisory board members, consultants, and the like (collectively, the “Participants”) under the 2021 Plan (including the Israeli Sub-Plan and the U.S. Sub-Plan) or otherwise as shall be determined by the board of directors or any committee designated by it. No option grants shall be made under the 2021 Plan or the Israeli Sub-Plan until the date which is 30 days after filing the relevant forms with the Israeli Tax Authority (the “ITA”), or such earlier date at which the 2021 Plan may be approved by the ITA. At our annual stockholder meeting held on May 31, 2022, our stockholders approved an amendment to the 2021 Plan to increase the available number of shares issuable pursuant to the 2021 Plan from 375,856 to 1,950,855. At our annual stockholder meeting held on May 31, 2022, our stockholders approved an amendment to the 2021 Plan to increase the available number of shares issuable pursuant to the 2021 Plan from 1,905,855 to 2,450,855. The 2021 Plan shall expire in May 2031.

If any common stock with respect to which the Participant has the right to purchase and/or receive under the 2021 Plan shall terminate, expire, or otherwise cease to exist, such common stock shall again be available for grant as 2021 Awards under the 2021 Plan. To date, incentive stock options for 1,828,119 shares of common stock have been approved by the board of directors for grant under the 2021 Plan, with 518,242 shares terminating and returning to the plan pool, and 72,241 shares being exercised. As of December 31, 2024, 86% of the options grant have vested, 8%, 4%, and 2% will vest in 2025, 2026, and 2027, respectively. To date, RSUs for 1,558,120 shares of common Stock have been approved by the board for grant under the 2021 plan, with 339,258 shares terminating and returning to the plan pool. As of December 31, 2024, 86% of the RSUs have vested, 7%, and 7% will vest in 2025, and 2026, respectively.

2024 Global Stock Incentive Plan

On May 6, 2024, our board of directors, and the holders of all our issued and outstanding shares of common stock approved the adoption of the 2024 Plan, effective as of March 13, 2024. The 2024 Plan provides for the grant of incentive stock options, RSUs, and other equity-based awards (collectively, the “2024 Awards”). We had reserved a total of 2,227,910 shares of common stock for grants of 2024 Awards to our employees, directors, advisory board members, consultants, and the like (collectively, the “Participants”) under the 2024 Plan or otherwise as shall be determined by the board of directors or any committee designated by it. The 2024 Plan shall expire in March 2034.

If any common stock with respect to which the Participant has the right to purchase and/or receive under the 2024 Plan shall terminate, expire, or otherwise cease to exist, such common stock shall again be available for grant as 2024 Awards under the 2024 Plan. To date, RSUs for 1,617,000 shares of common stock have been approved by the board for grant under the 2024 plan, with no shares terminating and returning to the plan pool. As of December 31, 2024, 27% of the RSUs have vested, 26%, and 26% will vest in 2025, and 2026, respectively. The remaining 22% will vest upon completion of a contractual condition.

Director and Officer Liability Insurance

We maintain director and officer liability insurance that provides financial protection for our directors and officers if they are sued in connection with the performance of their services and provides employment practices liability coverage, which insures for harassment and discrimination suits.

Employment Agreements

Chief Executive Officer

On January 11, 2024, we entered into an employment agreement (the “Lamendola Employment Agreement”) with our Chief Executive Officer, Damien Lamendola, effective as of January 2, 2024. Pursuant to the terms of the Lamendola Employment Agreement, Mr. Lamendola’s gross annual salary will be $1.00. Mr. Lamendola will be eligible for bonuses and equity grants in amounts to be determined at the discretion of our board of directors and the Compensation Committee, as applicable. In addition, Mr. Lamendola will be granted an RSU for 600,000 shares of common stock, which shall vest over a two-year period, as follows: 30% of the shares subject to the RSU will vest immediately; 35% will vest one year after the commencement of his employment; and 35% will vest two years after the commencement of his employment. In addition, if and when we achieve five million dollars of unadjusted EBITDA within a calendar fiscal year, we will recommend to the board of directors that Mr. Lamendola be granted an equity award consisting of RSUs for 100,000 shares, with immediate vesting.

Chief Financial Officer

On January 11, 2024, we entered into an employment agreement (the “Johnson Employment Agreement”) with our Chief Financial Officer, Steve Johnson, effective as of January 2, 2024. Pursuant to the terms of the Johnson Employment Agreement, Mr. Johnson’s gross annual salary will be $36 thousand. Mr. Johnson will be eligible for bonuses and equity grants in amounts to be determined at the discretion of our board of directors of Directors and the Compensation Committee, as applicable. In addition, Mr. Johnson will be granted an RSU for 350,000 shares of common stock, which shall vest over a two-year period, as follows: 30% of the shares subject to the RSU will vest immediately; 35% will vest one year after the commencement of his employment; and 35% will vest two years after the commencement of his employment. In addition, if and when we achieve five million dollars of unadjusted EBITDA within a calendar fiscal year, we will recommend to our board of directors that Mr. Johnson be granted an equity award consisting of RSUs for 100,000 shares, with immediate vesting. On July 1, 2024 his salary was increased to $44 thousand, which was mandated as the minimum salary threshold by the Department of Labor for FLSA exemptions.

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

On April 1, 2021, we entered into an at-will employment agreement with Mr. Gonzalez, which remained in effect until his termination on November 6, 2023. Mr. Gonzalez received a base salary of $350 thousand per year, and he may receive an annual bonus based on mutually agreed performance targets. Mr. Gonzalez received participation in our self-insured group medical and dental plan, a 401k plan with 5% contribution match by the Company (up to allowed limits)and short-term and long-term disability benefits.

On December 6, 2023, we executed a separation agreement (the “Gonzalez Agreement”) with Mr. Gonzalez. Pursuant to the terms of the Gonzalez Agreement, we agreed to extend, until December 6, 2024, the exercise period of Mr. Gonzalez’s options which were granted under our 2021 Plan, including (i) the option grant dated June 14, 2022 for 214,308 shares of our common stock, which were fully vested upon grant, (ii) the option grant dated June 14, 2022 for 175,000 shares of our common stock, with a vesting commencement date of June 14, 2022, and (iii) the option grant dated June 14, 2022 for 75,000 shares of our common stock, with a vesting commencement date of June 14, 2022. Also, we agreed to issue Mr. Gonzalez a warrant (the “Gonzalez Warrant”) to purchase up to 140,000 shares of our common stock, with an exercise price of $2.50 per share with a five (5) year term.

Former Chief Financial Officer

On June 17, 2021, we entered into an at will employment agreement with our former Chief Financial Officer, Yoram Bibring, which remained in effect until his termination on November 6, 2023. Mr. Bibring received a base salary of $255 thousand per year. He may receive an annual bonus that is equal to 50% of the annualized rate of his base salary with the exception of Mr. Bibring’s target 2021 bonus, which was $75 thousand, based on mutually agreed performance targets. Mr. Bibring’s employment agreement also included compensation in the form of 125,000 options to purchase common stock, under our 2021 Plan, which vested over four years. On October 26, 2021 Mr. Bibring was granted 80,000 options with an exercise price of $4.00 per share, with 15,625 options vesting at the six-month anniversary of his initial employment, an additional 15,625 options vesting at the first anniversary of his initial employment date, 2,566 options vesting at each of the following 19 months after the first anniversary. The remaining 45,000 options were granted when our shareholders approved the increase of the pool reserved under our 2021 Plan. These options vested in 17 equal monthly installments of 2,647 options commencing on May 1, 2024. Mr. Bibring’s employment agreement provides that full vesting will take place if Marpai is sold or otherwise in the event of a change in control of Marpai. Mr. Bibring received participation in our self-insured group medical and dental plan, a 401k plan with 5% contribution match by the Company (up to allowed limits), and short-term and long-term disability benefits.

On December 5, 2023, we executed a separation agreement (the “Bibring Agreement”) with Mr. Bibring. Pursuant to the terms of the Bibring Agreement, we agreed to pay Mr. Bibring severance in an amount equal to six (6) months of Mr. Bibring’s base salary, totaling $128 thousand. Any of the aforementioned options which were unvested as of the date of the Bibring Agreement were terminated, effective as of the same date.

President and Chief Operating Officer

Effective January 2, 2024, we entered into an employment agreement with our President and Chief Operating Officer, John Powers (the “Powers Employment Agreement”). Mr. Powers’ gross annual salary will be $150 thousand. Mr. Powers will be eligible for bonuses and equity grants in amounts to be determined at the discretion of our Board of Directors and the Compensation Committee of our Board of Directors, as applicable. In addition, Mr. Powers was granted a RSU for 150,000 shares of common stock, which shall vest over a two-year period, as follows: 30% of the shares subject to the RSU will vest immediately; 35% will vest one year after the commencement of his employment; and 35% will vest two years after the commencement of his employment. In addition, if and when we shall achieve five million dollars of unadjusted EBITDA within a calendar fiscal year, we will recommend to the board of directors that Mr. Powers be granted an equity award consisting of RSUs for 100,000 shares, with immediate vesting.

Former Chief Operating Officer

Effective February 1, 2023, we entered into an employment agreement with Gonen Antebi pursuant to which he was appointed to serve as our Chief Operating Officer, which remained in effect until January 16, 2024. Mr. Antebi was paid an annual base salary of $325 thousand per year and was eligible for a bonus of up to 75% of his base salary depending on performance metrics as may be determined by the board of directors or our Compensation Committee. In addition, Mr. Antebi was paid a sign on bonus of $50 thousand, payable in cash within 15 days following the start date of his employment. Pursuant to his agreement, and subject to the approval of the board of directors, Mr. Antebi was eligible for an option to purchase 300,000 shares of our common stock (the “Initial Award Option”), with an exercise price equal to $3.72. These options vested quarterly over the initial one-year term of his employment.

On January 15, 2024, Mr. Antebi resigned from his position. In connection with Mr. Antebi’s resignation, on January 16, 2024, the Company and Mr. Antebi entered into a separation agreement (the “Antebi Agreement”) terminating Mr. Antebi’s employment effective January 24, 2024. Pursuant to the terms of the Antebi Agreement, we agreed to grant Mr. Antebi severance in the form of a common stock purchase warrant (the “Antebi Warrant”) to purchase up to 130,000 shares of common stock. The Antebi Warrant is exercisable at any time on or after January 31, 2024 until January 31, 2029 at an exercise price of $2.50 per share, provided that the purchase price of $0.33 per share was paid for such Antebi Warrant. At this time, no purchase price has been paid for the Antebi Warrant and we have concluded that the Antebi Warrant is no longer available for purchase.

Former President, Product and Development

On February 28, 2022, we entered into an at will employment agreement with our President, Product Development, Lutz Finger according to which Mr. Finger will receive a base salary of $325 thousand per year and will be eligible for a bonus of up to 50% of his base salary depending on performance metrics as may be determined by our Board or compensation committee. Mr. Finger was paid a sign-on bonus (the “Sign on Bonus”) of $250,000, payable in $125 thousand cash and a $125 thousand in shares of our common stock, at our discretion. Mr. Finger’s employment Agreement also included compensation in the form of the initial grant of with a value of $2.0 million in common stock, which was granted on June 14, 2022. The initial grant vested in equal quarterly installments during the 12-month period following the start date of his employment. Additionally, Mr. Finger was eligible to receive a restricted stock grant on the one-year anniversary of his start date of employment of a number of shares of common stock equal to a value of $2.0 million in the aggregate. The additional grant vested in equal quarterly installments during the 12-month period following the first anniversary of the start date of his employment. The initial grant and the additional grant were issued pursuant to our 2021 Plan.

Pursuant to an amendment to the employment agreement in February 2023, we and Mr. Finger agreed that the initial grant will vest equally on the later of the following dates or the date the initial grant is approved by the board of directors: May 28, 2022, August 28, 2022, November 28, 2022 and August 1, 2023. In addition, it was agreed that should Mr. Finger separate from us for any reason before August 1, 2023, the final vesting installment scheduled for August 1, 2023, shall accelerate to the date of separation. In addition, we and Mr. Finger agreed that we may pay 50% of the Sign on Bonus in cash on the first anniversary of his start date and 50% will be paid in shares of common stock.

In addition, if we elect to renew Mr. Finger’s employment upon the expiration of the initial two-year term, we agreed to pay Mr. Finger a one-time renewal bonus of $250 thousand payable in cash or shares of our common stock, at our discretion. If paid in cash, such renewal bonus shall be paid within 15 days following the second anniversary of the start date of his employment, and if paid in shares such issuance shall be made following the second anniversary of the start date of his employment, subject to a 12-month restriction period. If Mr. Finger’s employment with us is terminated for reasons other than by us without cause, by Mr. Finger for good reason, or due to Mr. Finger’s death or disability, within the second and third anniversaries of the start date of his employment, the Renewal Bonus will be repaid to us in full.

Mr. Finger’s employment agreement provided that he will be entitled to severance if (1) we terminate his employment without cause, (2) if we do not offer to renew his employment agreement after the expiration of the initial two-year term or any 1-year successive term or (2) if Mr. Finger terminates his employment for good reason. Mr. Finger would be entitled to receive a severance payment of 6 months of his base salary (paid in regular installments), the payment of any earned, but unpaid, annual bonus, and the issuance of the balance of the shares of the Initial Grant or Additional Grant that would have vested as of such termination date.

We executed a separation agreement with Mr. Finger, pursuant to which Mr. Finger’s position as our President of Product and Development was terminated effective as of August 15, 2023. On August 15, 2023, we executed an advisory agreement (the “Advisory Agreement”) with Mr. Finger pursuant to which Mr. Finger will continue to provide services to us.

Pursuant to the terms of the Advisory Agreement, we agreed to retain Mr. Finger for a set term through December 31, 2023. We did not renew Mr. Lutz’s Advisory Agreement and we agreed to grant Mr. Finger compensation in the form of options to purchase up to 400,000 shares of common stock. The options are exercisable at any time on or after December 31, 2024 until December 31, 2029 at an exercise price of $0.95 per share.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information, to the best knowledge and belief of the Company, as of March 26, 2025 (unless provided herein otherwise), with respect to holdings of our common stock by (1) each person known by us to be the beneficial owner of more than 5% of the total number of shares of our common stock outstanding as of such date; (2) each of our directors; (3) each of our named executive officers; and (4) all of our directors and our executive officers as a group.

Unless otherwise indicated, the address of each person listed below is c/o Marpai, Inc., 615 Channelside Drive, Suite 207, Suite 1417, Tampa, FL, 33602.

			Percentage
	Beneficial		Of Shares
	Number of		Beneficially
Name of Beneficial Owner	Shares(1)		Owned
Directors and Named Executive Officers
Damien Lamendola	6,087,458	(2)	39.6%
Steve Johnson	266,951	(3)	1.7%
John Powers	107,500	(4)	*
Yaron Eitan	877,031	(5)	5.7%
Sagiv Shiv	79,813	(6)	*
Jennifer Calabrese	32,500	(7)	*
Robert Pons	116,700	(8)	*
Colleen DiClaudio	113,950	(9)	*
Mohsen Moazami	61,250	(10)	*
All Directors and Executive Officers as a Group (9 Persons)	7,743,153	(11)	52.0%
Beneficial Owners over 5%
IFCM MicroCap Fund LP	1,846,926	(12)	12.0%

*	less than 1%

(1)	Based on 14,896,686 shares of common stock issued and outstanding as of March 26, 2025. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

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

(2)	Comprised of (i) 4,607,657 shares of common stock, held directly by HillCour Investment Fund, LLC, of which Mr. Lamendola is the Manager, and over which he holds the voting and dispositive power, (ii) 931,674 shares of the common stock held directly by WellEnterprises USA, LLC, a wholly owned subsidiary of HillCour, Inc., which is wholly owned by HillCour Holdings LLC (f/k/a HillCour Holding Corporation) (“HillCour Holdings”), a corporation controlled by Mr. Lamendola, and Mr. Lamendola holds the voting and dispositive power over the securities held by WellEnterprises USA, LLC, (iii) 400,000 shares of the common stock, held directly by Damien Lamendola (iv) 91,117 shares of common stock issuable upon the exercise of warrants at an exercise price of $5.71 per share expiring on January 17, 2025 held directly by HillCour Investment Fund, LLC, of which Mr. Lamendola is the Manager, and over which he holds the voting and dispositive power , and (v) options to purchase 62,500 shares of common stock, exercisable at $4.44 per share, of which 57,010 are vested

(3)	Consists of (i) 255,551 shares of the common stock, held directly by Steve Johnson, and (ii)11,390 shares of common stock issuable upon the exercise of warrants at an exercise price of $31.60 per share expiring on February 9, 2026.

(4)	Consists of (i) 107,500 shares of the common stock.

(5)	Consists of (i) 742,073 shares of the common stock, held directly by Yaron Eitan, (ii) 56,948 shares of common stock issuable upon the exercise of warrants at an exercise price of $31.60 per share expiring on February 9, 2026, (iv) options to purchase 62,500 shares of common stock, exercisable at $4.44 per share, of which 57,010 are vested, and (v) 21,000 shares of common stock RSUs that are vested.

(6)	Consists of (i) 26,000 shares of the common stock, (ii) options to purchase 43,750 shares of common stock, exercisable at $3.56 per share, of which 32,813 are vested, and (iii) 21,000 shares of common stock RSUs that are vested.

(7)	Consists of (i) 32,500 shares of the common stock.

(8)	Consists of (i) 116,700 shares of the common stock.

(9)	Consists of (i) 49,200 shares of the common stock, (i) options to purchase 43,750 shares of common stock, exercisable at $4.44 per share, of which all are vested, and (iii) 21,000 shares of common stock RSUs that are vested.

(10)	Consists of (i) options to purchase 43,750 shares of common stock, exercisable at $4.44 per share, of which all are vested, and (iii) 17,500 shares of common stock RSUs that are vested.

(11)	Consists of 6,936,365 shares of common stock, 159,455 shares of common stock issuable upon the exercise of warrants, options to purchase 234,333 shares of common stock and 413,000 RSUs.

(12)	Consists of 1,846,926 shares of the common stock. The address for IFCM Micro Cap Fund LP is 350 Rumford Road, Lititz, PA 17543. Ian J. Cassel holds voting and dispositive power over the securities held by IFCM Micro Cap Fund LP. Based on information provided by IFCM Micro Cap Fund LP on December 12, 2024.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

In addition to the compensation arrangements, including employment, termination of employment and with our directors and executive officers, including those discussed in the sections titled “Management”, “Executive Compensation,” and “Description of Securities,” the following is a description of each transaction since January 1, 2023 or any currently proposed transaction in which:

●	we, Marpai Health or Marpai have been or are to be a party;

●	the amount involved exceeded or exceeds $120,000 or 1% of the average of our total assets as of the end of the last two completed fiscal years; and

●	any of our directors, executive officers, or holders of more than 5% of our outstanding capital stock, or any immediate family member of, or person sharing the household with, any of these individuals or entities, had or will have a direct or indirect material interest.

HillCour’s Financial Support

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

On August 28, 2024, the Company entered into a securities purchase agreement with two investors, including HillCour, pursuant to which the Company agreed to issue and sell an aggregate of 2,702,702 shares of our common stock (of which HillCour purchased 1,351,351 shares of common stock) in a private placement, at a purchase price of $0.481 per share (or the closing bid price of our common stock on the OTCQX on August 28, 2024).

Insider Private Placement

On December 5, 2024, we entered into a securities purchase agreement with four investors, including Yaron Eitan, our Chairman, Steve Johnson, our Chief Financial Officer and John Powers, our President and Chief Operating Officer, pursuant to which the Company agreed to issue and sell an aggregate of 621,194 shares of our common stock (of which Mr. Eitan purchased 110,619 shares of common stock, Mr. Johnson purchased 5,000 shares of common stock and Mr. Powers purchased 10,000 shares of common stock) in a private placement, at a purchase price of $1.13 per share(or the closing bid price of our common stock on the OTCQX as of December 5, 2024).

Consulting Fees

The Company has received consulting services from various current and former shareholders and directors, including Edmundo Gonzalez (our former CEO) and Yaron Eitan in 2021 and Yaron Eitan in 2022. The total cost of these consulting services for the years ended December 31, 2024 and 2023 was approximately $0 and $88 thousand, respectively. There were no accounts payable to these certain shareholders as of December 31, 2024 and December 31, 2023.

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

The Company executed a separation agreement with Mr. Finger, pursuant to which Mr. Finger’s position as our President of Product and Development was terminated effective as of August 15, 2023. On August 15, 2023, the Company executed the Advisory Agreement with Mr. Finger pursuant to which Mr. Finger will continue to provide services to the Company.

Pursuant to the terms of the Advisory Agreement, the Company agreed to retain Mr. Finger for a set term through December 31, 2023, and commencing on January 1, 2024, the Advisory Agreement continued and was able to be terminated by either party with thirty (30) days’ prior written notice. As consideration for Mr. Finger’s services thereunder, the Company agreed to pay Mr. Finger a monthly retainer fee in the amount of $27 thousand until December 31, 2023, increasing to $28 thousand on January 1, 2024. In addition, the Company agreed to issue Mr. Finger 400,000 RSUs under our 2021 Plan which were to fully vest on September 7, 2023. In addition, 96,154 RSUs previously issued to Mr. Finger had their vesting accelerated to September 7, 2023.

Thereafter, in May 2024, as a means to settle any and all disputes as to amounts owed to Mr. Finger, we agreed to issue Mr. Finger 250,000 RSUs in lieu of payments owed pursuant to the Advisory Agreement. Mr. Finger objected to the grant of RSUs, and in December 2024 we agreed to cancel the 250,000 RSUs issued to Mr. Finger and agreed to issue him stock options to purchase up to 400,000 shares of common stock. The options are exercisable at any time on or after December 31, 2024 until December 31, 2029, and have an exercise price of $0.95 per share.

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

In addition, the audit committee of our board of directors has adopted a charter, providing for the review, approval and/or ratification of “related party transactions,” which are those transactions required to be disclosed pursuant to Item 404 of Regulation S-K as promulgated by the SEC, by the audit committee. At its meetings, the audit committee shall be provided with the details of each new, existing, or proposed related party transaction, including the terms of the transaction, any contractual restrictions that the company has already committed to, the business purpose of the transaction, and the benefits of the transaction to the company and to the relevant related party. Any member of the committee who has an interest in the related party transaction under review by the committee shall abstain from voting on the approval of the related party transaction, but may, if so, requested by the chairman of the committee, participate in some or all of the committee’s discussions of the related party transaction. Upon completion of its review of the related party transaction, the committee may determine whether to permit or to prohibit the related party transaction. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, officers, or directors, or any of their affiliates.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee, or officer.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The fees for services provided by our independent registered public accounting firm to the Company and paid in the last two fiscal years were as follows (in thousands):

	Year ended	Year ended
	December 31,	December 31,
	2024	2023
Audit Fees	$538	$562
Audit-Related Fees	-	13
Tax Fees	97	77
All Other Fees	-	-
Total Fees	$635	$652

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

As of December 31, 2024, we have accrued approximately $250 thousand for the annual audit fees for the fiscal year ended December 31, 2024, which we expect to pay UHY LLP during fiscal year 2025.

PART IV

ITEM 15. EXHIBITS.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant, dated March 31, 2021 (incorporated by reference to Exhibit 3.4 to registration statement on Form S-1 filed on October 25, 2021).
3.2	Second Amended and Restated Certificate of Incorporation of the Registrant, dated July 8, 2021(incorporated by reference to Exhibit 3.5 to registration statement on Form S-1 filed on October 25, 2021).
3.3	Amendment to Second Amended and Restated Certificate of Incorporation of the Registrant, dated September 2, 2021 (incorporated by reference to Exhibit 3.6 to registration statement on Form S-1 filed on October 25, 2021).
3.4	Certificate of Amendment to Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 29, 2023).
4.1	Specimen Common Stock Certificate of the Registrant (incorporated by reference to Exhibit 4.1 to registration statement on Form S-1 filed on October 25, 2021).
4.2	Form of Representative’s Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 19, 2023).
4.3	Description of Securities (incorporated by references to Exhibit 4.68 to Annual Report on Form 10-K filed on March 30, 2022).
4.4	Form of Warrant (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed on December 11, 2023).
10.1+	Marpai Health, Inc. Global Share Incentive Plan (2019) (incorporated by reference to Exhibit 10.10 to registration statement on Form S-1 filed on October 25, 2021).
10.2+	Marpai, Inc. 2021 Global Stock Incentive Plan (incorporated by reference to Exhibit 10.12 to registration statement on Form S-1 filed on October 25, 2021).
10.3+	Amended and Restated Exhibit A dated April 21, 2021, Services and Compensation between Marpai, Inc. and Yaron Eitan, appended to Consulting Agreement between CITTA, Inc. and Yaron Eitan dated July 29, 2019 (incorporated by reference to Exhibit 10.14 to registration statement on Form S-1 filed on October 25, 2021).
10.4+	Amendment to the Amended and Restated Services and Compensation between Marpai, Inc. and Yaron Eitan (incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K filed on March 30, 2022).
10.5	Securities Purchase Agreement executed by and between Marpai Health Inc. and HillCour Investment Fund, LLC, dated December 14, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 15, 2023).
10.6	Securities Purchase Agreement executed by and between Marpai Health Inc., HillCour Investment Fund, LLC, Yaron Eitan and Robert Pons, dated January 16, 2024 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 17, 2024).
10.7+	Employment Agreement, dated January 18, 2024, by and between Marpai, Inc. and John Powers (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 18, 2024).
10.8+	Employment Agreement, dated January 11, 2024, by and between Marpai, Inc. and Damien Lamendola (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 18, 2024).
10.9+	Employment Agreement, dated January 11, 2024, by and between Marpai, Inc. and Steve Johnson (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on January 18, 2024).
10.10+	Separation Agreement, dated January 15, 2024, by and between Marpai, Inc. and Gonen Antebi (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on January 18, 2024).
10.11+	Consulting Agreement, dated January 15, 2024, by and between Marpai, Inc. and Gonen Antebi (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on January 18, 2024).
10.12˄	Purchase Agreement by and between X.L. America, Inc., Seaview Re Holdings Inc., AXA S.A. and Marpai, Inc. dated as of August 4, 2022 for the purchase of Maestro Health, LLC (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed on August 9, 2022).

10.13+	First Amendment to Marpai, Inc. 2021 Global Stock Incentive Plan (incorporated by reference to Annex A to Definitive Proxy Statement on Form 14A filed on April 7, 2022).
10.14+	Employment letter agreement by and between Gonen Antebi and Marpai, Inc. (incorporated by reference to Exhibit 10.1 to current report on from 8-K filed on February 1, 2023).
10.15	Agreement of Sale of Future Receipts, by and among Marpai, Inc., Libertas Funding LLC and Damien Lamendola, as guarantor, dated February 2, 2024 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 8, 2024).
10.16	Amendment No. 1 to Purchase Agreement, by and between Marpai, Inc. and AXA S.A., a French société anonyme, dated February 7, 2024 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 8, 2024).
10.17	Securities Purchase Agreement executed by and between Marpai Health Inc. and HillCour Investment Fund, LLC, dated March 7, 2024 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 8, 2024).
10.18	Securities Purchase Agreement, by and among Marpai, Inc., our subsidiaries named therein, the purchasers named therein, and JGB Collateral, LLC, dated April 15, 2024 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 17, 2024).
10.19+	Marpai, Inc. 2024 Global Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to registration statement on Form S-8 filed on May 22, 2024).
10.20	Form of Securities Purchase Agreement executed by and between Marpai Health Inc. and investor parties thereto, dated August 28, 2024 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed September 3, 2024).
10.21	Securities Purchase Agreement executed by and between Marpai Health Inc. and investor parties thereto, dated December 5, 2024 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 10, 2024).
10.22	Debt Reduction Agreement executed by and among Marpai, Inc. and AXA S.A., dated January 31, 2025 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 6, 2025).
14.1	Marpai, Inc. Code of Ethics, adopted September 2, 2021 (incorporated by reference to Exhibit 14.2 to registration statement on Form S-1 filed on October 25, 2021).
19.1*	Marpai, Inc. Insider Trading Policy, adopted March 25, 2025.
23.1*	Consent of UHY LLP
31.1**	Certification pursuant to Rule 13a-14(a)/15d-14(a) of Chief Executive Officer
31.2**	Certification pursuant to Rule 13a-14(a)/15d-14(a) of Chief Financial Officer
32.1**	Certification pursuant to 18 U.S.C. Section 1350 of Chief Executive Officer
32.2**	Certification pursuant to 18 U.S.C. Section 1350 Chief Financial Officer
97.1	Marpai Inc. Clawback Policy, dated October 2, 2023 (incorporated by reference to Exhibit 97.1 to Annual Report on Form 10-K filed on March 26, 2024).
101*	The following materials from our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 formatted in inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements, tagged as blocks of text and in detail.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.

**	Furnished herewith.

+	Management contract or compensation plan.

˄	Certain identified information in the exhibit has been excluded from the exhibit because it is both (i) not material and (ii) would likely cause competitive harm to the Company if publicly disclosed.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

Marpai, Inc.

By:	/s/ Damien Lamendola
Damien Lamendola, Chief Executive Officer and Director (Principal Executive Officer)

Dated: March 26, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Damien Lamendola	Dated: March 26, 2025
Damien Lamendola, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Steve Johnson	Dated: March 26, 2025
Steve Johnson, Principal Financial Officer and Accounting Officer

By:	/s/ Yaron Eitan	Dated: March 26, 2025
Yaron Eitan, Chairman of the Board of Directors

By:	/s/ Jennifer Calabrese	Dated: March 26, 2025
Jennifer Calabrese, Director

By:	/s/ Sagiv Shiv	Dated: March 26, 2025
Sagiv Shiv, Director

By:	/s/ Mohsen Moazami	Dated: March 26, 2025
Mohsen Moazami, Director

By:	/s/ Colleen DiClaudio	Dated: March 26, 2025
Colleen DiClaudio, Director

By:	/s/ Robert Pons	Dated: March 26, 2025
Robert Pons, Director

MARPAI, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Marpai, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Marpai, Inc. and Subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2 to the consolidated financial statements, the Company has incurred recurring operating losses and negative cash flows from operations, has an accumulated deficit, and has historically met its cash needs primarily from the issuance of debt, convertible notes, warrants and sales of its common stock. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Melville, New York

March 26, 2025

MARPAI, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2024	December 31, 2023
ASSETS:
Current assets:
Cash and cash equivalents	$764	$1,147
Restricted cash	8,468	12,345
Accounts receivable, net of allowance for credit losses of $1 and $25	837	1,124
Unbilled receivables	569	768
Due from buyer for sale of business unit	500	800
Prepaid expenses and other current assets	759	901
Total current assets	11,897	17,085

Property and equipment, net	—	611
Capitalized software, net	441	2,127
Operating lease right-of-use assets	296	2,373
Goodwill	—	3,018
Intangible assets, net	—	5,177
Security deposits	229	1,267
Other long-term asset	15	22
Total assets	$12,878	$31,680

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$3,109	$4,649
Accrued expenses	2,585	2,816
Accrued fiduciary obligations	6,308	11,573
Deferred revenue	625	661
Current portion of operating lease liabilities	244	512
Current portion of convertible debentures, net	3,106	—
Other short-term liabilities	3,005	632
Total current liabilities	18,982	20,843

Other long-term liabilities	14,891	19,401
Convertible debentures, net of current portion	5,921	—
Operating lease liabilities, net of current portion	793	3,684
Deferred tax liabilities	—	1,190
Total liabilities	40,587	45,118
COMMITMENTS AND CONTINGENCIES (Note 19)

STOCKHOLDERS’ DEFICT
Common stock, $0.0001 par value, 227,791,050 shares authorized; 14,237,176 issued and outstanding at December 31, 2024 and 7,960,938 issued and outstanding at December 31, 2023	1	1
Additional paid-in capital	71,124	63,307
Accumulated deficit	(98,834)	(76,746)
Total stockholders’ deficit	(27,709)	(13,438)
Total liabilities and stockholders’ deficit	$12,878	$31,680

The accompanying notes are an integral part of these consolidated financial statements.

MARPAI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year ended December 31,
	2024	2023
Revenue	$28,173	$37,155
Costs and expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below)	19,066	24,239
General and administrative	12,832	19,177
Sales and marketing	1,766	6,597
Information technology	4,697	5,834
Research and development	29	1,311
Depreciation and amortization	2,256	3,897
Impairment of goodwill and intangible assets	7,588	3,018
Facilities	1,305	2,472
Loss on disposal of assets	648	335
Loss (gain) on sale of business unit	73	(1,748)
Total costs and expenses	50,260	65,132

Operating loss	(22,087)	(27,977)

Other income (expenses)
Other income, net	396	488
Interest expense	(2,709)	(1,527)
Loss on debt extinguishment	(1,877)	—
Gain on forgiveness of other liability	3,000	—
Foreign exchange loss	(1)	(26)
Loss before provision for income taxes	(23,278)	(29,042)

Income tax benefit	(1,190)	(290)
Net loss	$(22,088)	$(28,752)

Net loss per share, basic and fully diluted	$(1.92)	$(4.14)

Weighted average number of shares of common stock, basic and fully diluted	11,511,203	6,951,669

The accompanying notes are an integral part of these consolidated financial statements.

MARPAI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(in thousands, except share data)

	Common Stock		Additional Paid-	Accumulated	Total Stockholders’
	Shares	Amount	In Capital	Deficit	Deficit
Balance, December 31, 2022	5,319,758	$1	$54,128	$(47,994)	$6,135
Share-based compensation	—	—	2,099	—	2,099
Issuance of stock upon vesting of restricted stock units	557,631	—	—	—	—
Issuance of privately placed shares	150,000	—	295	—	295
Issuance of warrants	—	—	274	—	274
Shares issued to vendors in exchange for services	25,000	—	79	—	79
Issuance of common stock upon exercise of stock options	49,835	—	—	—	—
Issuance of round up shares in connection with reverse split	8,714	—	—	—	—
Issuance of common stock in connection with public offering, net	1,850,000	—	6,432	—	6,432
Net loss	—	—	—	(28,752)	(28,752)
Balance, December 31, 2023	7,960,938	$1	$63,307	$(76,746)	$(13,438)
Share-based compensation	—	—	3,157	—	3,157
Issuance of stock upon vesting of restricted stock units	720,242	—	—	—	—
Issuance of privately placed shares, net	5,555,996	—	4,660	—	4,660
Net loss	—	—	—	(22,088)	(22,088)
Balance, December 31, 2024	14,237,176	$1	$71,124	$(98,834)	$(27,709)

The accompanying notes are an integral part of these consolidated financial statements.

MARPAI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(22,088)	$(28,752)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,256	3,897
Loss on disposal of assets	648	335
Loss on sale of receivables	306	—
Share-based compensation	3,157	2,099
Warrant expense	—	242
Shares issued to vendors in exchange for services	—	79
Amortization of right-of-use asset	211	1,502
Impairment of goodwill and intangible assets	7,588	3,018
Loss/(gain) on sale of business unit	73	(1,749)
Gain on forgiveness of other liability	(3,000)	—
Loss on lease termination	71	—
Non-cash interest expense	1,395	1,527
Amortization of debt discount and debt issuance costs	201	—
Loss on debt extinguishment	1,877	—
Deferred taxes	(1,190)	(290)
Changes in operating assets and liabilities:
Accounts receivable and unbilled receivable	486	(105)
Prepaid expense and other assets	142	732
Security deposit	138	27
Accounts payable	(1,540)	3,191
Accrued expenses	(231)	(2,497)
Accrued fiduciary obligations	(5,265)	2,548
Operating lease liabilities	(464)	(1,887)
Due to related party	—	(3)
Other liabilities	64	337
Other asset	7	—
Net cash used in operating activities	(15,158)	(15,749)
Cash flows from investing activities:
Proceeds from sale of business unit	227	1,000
Proceeds from disposal of property and equipment	—	27
Net cash provided by investing activities	227	1,027
Cash flows from financing activities:
Proceeds from issuance of common stock in a public offering, net	—	6,432
Payments to seller for acquisition (Note 2)	(631)	(1,663)
Proceeds from issuance of warrants	—	32
Proceeds from issuance of common stock in a private offering, net	4,660	295
Proceeds from issuance of convertible debentures (Note 9)	8,000	—
Proceeds from sale of future cash receipts on accounts receivable	1,509	—
Payments to buyer of receivables (Note 2)	(1,816)	—
Payments on convertible debentures	(420)	—
Payments of convertible debenture issuance costs	(631)	—
Net cash provided by financing activities	10,671	5,096
Net decrease in cash, cash equivalents and restricted cash	(4,260)	(9,626)
Cash, cash equivalents and restricted cash at beginning of period	13,492	23,118
Cash, cash equivalents and restricted cash at end of period	$9,232	$13,492
Reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheets
Cash and cash equivalents	$764	$1,147
Restricted cash	8,468	12,345
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$9,232	$13,492
Supplemental disclosure of cash flow information
Cash paid for interest	$1,742	$—
Supplemental disclosure of non-cash activity investing and financing activities
Measurement period adjustment to goodwill	$—	$198

The accompanying notes are an integral part of these consolidated financial statements.

MARPAI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Unless the context otherwise requires, throughout, the words “Marpai,” “Marpai, Inc.,” “we,” “our,” “us,” the “registrant,” or the “Company” refer to Marpai, Inc. and its subsidiaries (as applicable).

Organization

Marpai, Inc.’s (“Marpai” or the “Company”) operations are principally conducted through our wholly owned subsidiaries, Marpai Health, Inc. (“Marpai Health”), Marpai Administrators LLC (“Marpai Administrators”), and Maestro Health LLC (“Maestro”). Marpai Administrators and Maestro are our healthcare payer subsidiaries that provide administration services to self-insured employer groups across the United States. They act as a third-party administrator (“TPA”) handling all administrative aspects of providing healthcare to self-insured employer groups. The Company has combined these two businesses to create what it believes to be the Payer of the Future, which has not only the licenses, processes and know-how of a payer but also the latest technology. This combination allows the Company to differentiate itself in the TPA market by delivering a technology-driven service that it believes can lower the overall cost of healthcare while maintaining or improving healthcare outcomes. Marpai Captive, Inc. (“Marpai Captive”) was founded in March 2022 as a Delaware corporation. Marpai Captive engages in the captive insurance market and commenced operations in the first quarter of 2023.

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

The Company provides benefits outsourcing services to clients in the United States across multiple industries. Our backroom administration and TPA services are supported by a customized technology platform and a dedicated benefits call center. Under our TPA platform, the Company provides health and welfare administration, dependent eligibility verification, Consolidated Omnibus Budget Reconciliation Act (“COBRA”) administration, and benefit billing services.

The Company continues to monitor the effects of the global macroeconomic environment, including increasing inflationary pressures; supply chain disruptions; social and political issues; regulatory matters, geopolitical tensions; and global security issues. The Company is also mindful of inflationary pressures on our cost base and is monitoring the impact on customer preferences.

NOTE 2 – LIQUIDITY AND GOING CONCERN

As shown in the accompanying consolidated financial statements as of and for the year ended December 31, 2024, the Company has an accumulated deficit of approximately $98.8 million and negative working capital of approximately $7.1 million. As of December 31, 2024, the Company had short-term debt of approximately $6.1 million and long-term debt of approximately $20.7 million and approximately $764 thousand of unrestricted cash on hand. For the years ended December 31, 2024 and 2023, the Company has reported operating losses and negative cash flows from operations. The Company has met its cash needs primarily through proceeds from issuing convertible notes, warrants, and shares of our Class A common stock, par value $0.0001 per share (the “common stock”), as well as receiving loans from various lenders.

If the Company is unable to raise additional capital moving forward, our ability to operate in the normal course and continue to invest in our product portfolio may be materially and adversely impacted and the Company may be forced to scale back operations or divest some or all of our assets.

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

On December 14, 2023, the Company, through Maestro, entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Payflex Systems USA, Inc. (“Payflex”), pursuant to which the Company agreed to sell certain assets relating to the consumer directed benefits business. Pursuant to the Asset Purchase Agreement, Payflex agreed to pay the Company $1 million in cash as well as assume certain liabilities. In addition, provided that two customer agreements remain in place by September 1, 2024, and January 1, 2025, respectively, Payflex shall pay an additional contingent fee of $500 thousand per customer agreement. The Asset Purchase Agreement contains customary representations and warranties and covenants. The transaction contemplated by the Asset Purchase Agreement closed on December 14, 2023. On September 9, 2024, Payflex made a payment of $227 thousand, which was net of $73 thousand of transition expenses. The remaining balance of $500 thousand was paid in full on January 8, 2025.

On December 14, 2023, the Company entered into a securities purchase agreement (the “First SPA”) with HillCour Investment Fund, LLC (“HillCour”), an entity controlled by our Chief Executive Officer, pursuant to which the Company agreed to issue and sell 150,000 shares of common stock in a private placement, at a purchase price of $1.97 per share (or the consolidated closing bid price of our common stock on Nasdaq as of December 14, 2023).

On January 16, 2024, the Company entered into a securities purchase agreement (the “Second SPA”) with certain Company insiders consisting of HillCour and one of our directors, pursuant to which the Company agreed to issue and sell 1,322,100 shares of common stock in a private placement, at a purchase price of $0.9201 per share (or the consolidated closing bid price of our common stock on Nasdaq as of January 16, 2024).

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

Pursuant to the terms of the Libertas Agreement, the Company agreed to pay Libertas $57 thousand each week, including interest, based upon an anticipated 20% of our future receivables until such time as $2.2 million has been paid, a period Libertas and the Company estimated at the time to be approximately 11 months. The Libertas Agreement also contains customary affirmative and negative conventions, representations and warranties, and default and terminations provisions. In April 2024, the Company repaid $1.8 million to Libertas to satisfy the Libertas Agreement in full.

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

Pursuant to the AXA Amendment, the parties agreed to reduce the Base Purchase and the Full Base Amount (as defined in the AXA Agreement) by $3 million in the aggregate, provided that by December 31, 2024, (i) our largest shareholder has contributed at least $3 million in equity, (ii) the Company maintains a listing of our securities on Nasdaq or a nationally recognized stock exchange and (iii) between February 29, 2024 and April 15, 2024, the Company makes all timely payments owed under the AXA Agreement (collectively, the “Reduction Criteria”). As of December 31, 2024 the reduction criteria has been met and a gain of $3.0 million was recognized within the accompanying consolidated statements of operations.

In addition, the AXA Amendment provides that the requirement by the Company to pay AXA an amount equal to thirty five percent of the net proceeds, shall be deferred for any such funds raised in calendar year 2024 such that any such payments shall be paid no later than January 15, 2025, and any amounts due as a result of private offerings of any officers or directors of the Company shall be due and payable no later than December 31, 2025. These amounts are included in other short-term liabilities on the accompanying consolidated balance sheets.

The AXA Amendment also provides that the Company shall make three monthly payments of $158 thousand on or prior to February 29, 2024, March 31, 2024 and April 15, 2024 for the 2024 year, as well as make such total accumulated annual payments of $2.3 million, $5.3 million, $13.3 million and $22.3 million in years 2024, 2025, 2026 and 2027 if the Reduction Criteria are met or $2.3 million, $8.3 million, $16.3 million and $25.3 million in years 2024, 2025, 2026 and 2027, respectively, if the Reduction Criteria are not met. The Company made timely payments of $158 thousand for February, March and April 2024. As of December 31, 2024, the amount due in 2025 of $33 million is included in other short-term liabilities and amounts due thereafter aggregating $19.7 million are included in other long-term liabilities on the consolidated balance sheets.

On March 7, 2024, the Company entered into a securities purchase agreement with HillCour pursuant to which the Company agreed to issue and sell 910,000 shares of common stock in a private placement, at a purchase price of $1.65 per share (or the consolidated closing bid price of our common stock on Nasdaq as of March 7, 2024).

On April 15, 2024, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with each of the purchasers that are parties thereto (each, including its successors and assigns, a “Purchaser” and collectively, the “Purchasers”) and JGB Collateral LLC (“JGB”), a Delaware limited liability company, as collateral agent for the Purchasers (the “Agent”). Pursuant to the terms of the Purchase Agreement, on April 15, 2024, the Company issued the Senior Secured Convertible Debentures (the “Debentures”) due on April 15, 2027 for a principal sum of $11.83 million, subject to the redemption of $5 million at our election. In accordance with the Purchase Agreement JGB purchased an aggregate of $6.35 million in principal amount of the Debentures. On June 21, 2024, the Company elected not to redeem an additional $5 million of the Debentures with JGB.

On December 30, 2024, the Company, the Purchasers and the Agent entered into amendments to the Purchase Agreement (the “Amendment Agreement”) and the Debentures (each, a “Debenture Amendment” and collectively, the “Debenture Amendments”), with the Purchasers, the Agent and the other parties party thereto, as applicable, in order to, among other things, sell Debentures up to an additional aggregate principal amount of $5.4 million, for a total purchase price of $5.0 million (the “Additional Investment”). Pursuant to the terms of the Amendment Agreement and the Debenture Amendments, $2.0 million of the Additional Investment was delivered to the Company at closing, and the remaining $3.0 million of the Additional Investment is being held in escrow pending satisfaction of certain terms and conditions specified in the Amendment Agreement and the Debenture Amendments. See Note 9.

On May 24, 2024, the Company informed the staff of the Nasdaq Stock Market LLC of our intention to withdraw from the Nasdaq hearings process and transition the listing of our common stock from the Nasdaq Capital Market (“Nasdaq”) and have the common stock quoted on the OTCQX Market (“OTCQX”).

On August 28, 2024, the Company entered into a securities purchase agreement with two investors, including HillCour, pursuant to which the Company agreed to issue and sell an aggregate of 2,702,702 shares of our common stock (of which HillCour purchased 1,351,351 shares of common stock) in a private placement, at a purchase price of $0.481 per share (or the closing bid price of our common stock on OTCQX on August 28, 2024).

On December 5, 2024, the Company entered into a securities purchase agreement with four investors, including certain executives of the Company, pursuant to which the Company agreed to issue and sell an aggregate of 621,194 shares of our common stock (of which the executives purchased an aggregate of 125,619 share of common stock) in a private placement, at a purchase price of $1.13 per share (or the closing bid price of our common stock on OTCQX on December 5, 2024).

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with generally accepted accounting principles in the United States of America (“GAAP”), expressed in U.S. dollars. The accompanying consolidated financial statements reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations, and cash flows for the periods presented in accordance with GAAP. The accompanying consolidated financial statements include the accounts of the Company and our wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingencies at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include, but are not limited to, valuation of share-based compensation, accounting for warrants, allowance for credit losses, useful lives of internally developed software, fair values of goodwill, intangible assets and property and equipment, incurred but not reported (“IBNR”) reserves, whether an arrangement is or contains a lease, the incremental borrowing rate used for operating leases, income tax accruals, the valuation allowance for deferred income taxes, and contingent liabilities.

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

Concentrations of Credit Risk

The Company maintains cash accounts with financial institutions. At times, balances in these accounts may exceed federally insured limits. The amounts over the federally insured limits as of December 31, 2024, and 2023 were approximately $87 thousand and $343 thousand, respectively. No losses have been incurred to date on any deposit balances.

For the years ended December 31, 2024 and 2023, one customer accounted for 15.0% and 11.0% of total revenue, respectively. At December 31, 2024, two customers accounted for 38.2%, and 15.6% of accounts receivable, respectively. At December 31, 2023, two customers accounted for 16.6%, and 14.0% of accounts receivable, respectively.

Restricted Cash

Restricted cash balances are composed of funds held on behalf of clients in a fiduciary capacity, cash in a money market account as required by a financial surety bond company for collateral, cash in a money market account as required by a credit card company for collateral, and a certificate of deposit (“CD”) held for collateral for a letter of credit. Fiduciary funds generally cannot be utilized for general corporate purposes and are not a source of liquidity for the Company. A corresponding fiduciary obligation, included in current liabilities in the accompanying consolidated balance sheets, exists for disbursements to be made on behalf of the clients and may be more than the restricted cash balance if payment from customers has not been received.

Accounts Receivable and Unbilled Receivables

Accounts receivable are recorded at the net invoiced amount, net of allowances for credit losses, and do not bear interest. Unbilled receivables are for services rendered but not yet billed to the customer, which typically occurs within one year.

The Company periodically reviews accounts receivable balances and provides an allowance for credit losses to the extent deemed uncollectible. The allowance for credit losses is our best estimate of the amount of probable credit losses in existing accounts receivable and unbilled receivables. The Company determines expected credit losses based on historical write-off experience, an analysis of the aging of outstanding receivables, customer payment patterns, the establishment of specific reserves for customers in an adverse financial condition, and expectations of changes in macro-economic conditions that may impact the collectability of outstanding receivables. Balances are considered past due based on invoiced terms. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company had an allowance for credit losses of $1 thousand and $25 thousand, as of December 31, 2024, and 2023, respectively.

Fair Value Measurements

The Company is required to disclose information on all assets and liabilities reported at fair value that enables an assessment of the inputs used in determining the reported fair values. ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), establishes a hierarchy of inputs used when available. Observable inputs are what market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are those that reflect our assumptions about the inputs that market participants would use in pricing the asset or liability and are developed based on the best information available in the circumstances.

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

The Company measures our long-lived assets, including property and equipment and intangible assets (including goodwill), at fair value on a non-recurring basis when a triggering event requires such evaluation. During the year ended December 31, 2024, the Company recorded goodwill and intangible assets impairment charges of $7.6 million related to our goodwill and intangibles (see Note 6).  The goodwill and intangible assets impairment charge was determined based on a combination of market capitalization including quoted market prices (Level 1 inputs) and a discounted cash flow analysis (Level 3 inputs).

Fair Value of Financial Instruments

The carrying amounts of our financial instruments, which include accounts receivable, accounts payable, accrued expenses, and debt at fixed interest rates, approximate their fair values at December 31, 2024, and 2023, principally due to the short-term nature, maturities, or nature of interest rates of the above listed items.

Long-Lived Assets

The Company reviews our long-lived assets for impairment whenever events or circumstances exist that indicate the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets is measured by comparing the carrying amounts of the assets to the future undiscounted cash flows expected to be generated by the assets. If the asset or asset group is considered to be impaired, an impairment loss would be recorded to adjust the carrying amounts to the estimated fair value. Management has determined that no impairment of long-lived assets exists, and accordingly, no impairment adjustments to the carrying amounts of our long-lived assets have been recorded for the years ended December 31, 2024 and 2023.

Property and Equipment

Property and equipment consisting of office and computer equipment, furniture and fixtures, and leasehold improvements are stated at cost. Depreciation is computed using the straight-line method over the following estimated useful lives.

Useful Lives
Equipment	3 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of useful life of asset or lease term

Capitalized Software

The Company complies with the guidance of ASC Topic 350-40, “Intangibles—Goodwill and Other—Internal Use Software”, in accounting for our internally developed system projects that it utilizes to provide our services to customers. These system projects generally relate to software of the Company that is not intended for sale or otherwise marketed. Internal and external costs incurred during the preliminary project stage are expensed as they are incurred. Once a project has reached the development stage, the Company capitalizes direct internal and external costs until the software is substantially complete and ready for our intended use. Costs for upgrades and enhancements are capitalized, whereas costs incurred for maintenance are expensed as incurred. These capitalized software costs are amortized on a project-by-project basis over the expected economic life of the underlying software on a straight-line basis, which is generally three to five years. Amortization commences when the software is available for our intended use.

Goodwill

Goodwill is recognized and initially measured as any excess of the acquisition-date consideration transferred in a business combination over the acquisition-date amounts recognized for the net identifiable assets acquired. Goodwill is not amortized but is tested for impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not result in an impairment of goodwill. The Company operates in one reporting segment and reporting unit; therefore, goodwill is tested for impairment at the consolidated level. First, the Company assesses qualitative factors to determine whether or not it is more likely than not that the fair value of a reporting unit is less than it’s carrying amount. If the Company concludes that it is more likely than not that the fair value of a reporting unit is less than our carrying amount, the Company conducts a quantitative goodwill impairment test comparing the fair value of the applicable reporting unit with our carrying value. If the carrying amount of the reporting unit exceeds the fair value of the reporting unit, the Company recognizes an impairment loss in the consolidated statement of operations for the amount by which the carrying amount exceeds the fair value of the reporting unit. The Company performs our annual goodwill impairment test at December 31.

During the years ended December 31, 2024 and 2023, the Company recognized impairments of our goodwill – see Note 6.

Intangible Assets

Intangible assets consist of customer relationships, non-compete agreements, and amounts attributed to patent and patent applications that were acquired through an acquisition and are amortized on a straight-line basis over useful lives ranging from five to ten years. Our intangible assets are reviewed for impairment when events or circumstances indicate their carrying amounts may not be recoverable. The Company reviews the recoverability of our intangible assets by comparing the carrying value of such assets to the related undiscounted value of the projected cash flows associated with the assets, or asset group. If the carrying value is found to be greater, the Company records an impairment loss for the excess of book value over fair value.

During the year ended December 31, 2024, the Company recognized an impairment of our intangible assets – see Note 6.

Income Taxes

The Company accounts for income taxes using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax basis, net operating losses, tax credit and other carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates when the assets and liabilities are expected to be realized or settled. The Company regularly reviews deferred tax assets for realizability and establishes valuation allowances based on available evidence including historical operating losses, projected future taxable income, expected timing of the reversals of existing temporary differences, and appropriate tax planning strategies. If our assessment of the realizability of a deferred tax asset change, an increase to a valuation allowance will result in a reduction of net earnings at that time, while the reduction of a valuation allowance will result in an increase of net earnings at that time.

The Company follows ASC Topic 740-10-65-1 in accounting for uncertainty in income taxes by prescribing rules for recognition, measurement, and classification in financial statements of tax positions taken or expected to be in a tax return. This prescribes a two-step process for the financial statement measurement and recognition of a tax position. The first step involves the determination of whether it is more likely than not (greater than 50 percent likelihood) that a tax position will be sustained upon examination, based on the technical merits of the position. The second step requires that any tax position that meets the more likely than not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is a greater than 50 percent likelihood of being realized upon ultimate settlement. This topic also provides guidance on the accounting for related interest and penalties, financial statement classification and disclosure. Our policy is that any interest or penalties related to uncertain tax positions are recognized in income tax expense when incurred. The Company has no uncertain tax positions or related interest or penalties requiring accrual at December 31, 2024, and 2023.

Revenue Recognition

Third Party Administrator Revenue

Revenue is recognized when control of the promised services is transferred to our customers in an amount that reflects the consideration expected to be entitled to in exchange for those services. As the Company completes our performance obligations, it has an unconditional right to consideration, as outlined in our contracts.

Contract Balances

At December 31, 2024 and 2023, the balances of our accounts receivable from contracts with customers, net of related allowances for credit losses, were $837 thousand and $1.1 million, respectively, and the balance of our unbilled receivable from a contract with a customer was $569 thousand and $768 thousand, respectively. When the Company receives consideration from a customer prior to transferring services to the customer under the terms of the customer contracts, it records deferred revenue on our consolidated balance sheet, which represents a contract liability. At December 31, 2024, and 2023, the balance of deferred revenue was $625 thousand and $661 thousand, respectively. The full deferred revenue balance as of December 31, 2023 was recognized during the year ended December 31, 2024. The Company anticipates that it will satisfy all of our performance obligations associated with our contract liabilities within a year.

The Company also provides certain performance guarantees under their contracts with customers. Customers may be entitled to receive compensation if the Company fails to meet the guarantees. Actual performance is compared to the contractual guarantee for each measure throughout the period. At December 31, 2024 and 2023, the Company had performance guarantee liabilities of $247 thousand and $165 thousand, respectively, which are included in accrued expenses on the accompanying consolidated balance sheets.

Significant Payment Terms

Generally, our accounts receivable are expected to be collected in 30 days in accordance with the underlying payment terms. Invoices for services are typically sent to the customer on the 15th day of the month prior to the service month with a 15-day payment term. The Company does not offer discounts if the customer pays some or all of the invoiced amount prior to the due date.

Consideration paid for services rendered by the Company is nonrefundable. Therefore, at the time revenue is recognized, the Company does not estimate expected refunds for services.

The Company uses the practical expedient and does not account for significant financing components because the period between recognition and collection does not exceed one year for all of our contracts.

Timing of Performance Obligations

All of our contracts with customers obligate the Company to perform services. Services provided include health and welfare administration, dependent eligibility verification, COBRA administration, benefit billing, cost containment services and care management services. Revenue is recognized over time as services are provided as the performance obligations are satisfied through the effort expended to research, investigate, evaluate, document, and report claims, and payment is received from the customer. The Company has the right to receive payment for all services rendered.

Determining and Allocating the Transaction Price

The transaction price of a contract is the amount of consideration to which the Company expects to be entitled in exchange for transferring promised goods or services to a customer.

To determine the transaction price of a contract, the Company considers our customary business practices and the terms of the contract. For the purpose of determining transaction prices, the Company assumes that the services will be transferred to the customer as promised in accordance with existing contracts and that the contracts will not be canceled, renewed, or modified.

Our contracts with customers have fixed fee prices that are determined on a per covered employee per month basis. The Company includes amounts of variable consideration in a contract’s transaction price only to the extent that it is probable that the amounts will not be subject to significant reversals (that is, downward adjustments to revenue recognized for satisfied performance obligations). In determining amounts of variable consideration to include in a contract’s transaction price, the Company relies on our experience and other evidence that supports our qualitative assessment of whether revenue would be subject to a significant reversal. The Company considers all the facts and circumstances associated with both the risk of a revenue reversal arising from an uncertain future event and the magnitude of the reversal if that uncertain event were to occur.

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

Share-Based Compensation

The Company accounts for share-based awards issued to employees in accordance with ASC Topic 718, “Compensation—Stock Compensation”. In addition, the Company issues stock options to non-employees in exchange for consulting services and accounts for these in accordance with the provisions of ASU 2018-07, “Improvements to Nonemployee Share-Based Payment Accounting”. Compensation expense is measured at the grant date, based on the calculated fair value of the award, and recognized as an expense over the requisite service period, which is generally the vesting period of the award.

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

Convertible Notes / Debentures and Embedded Derivative Evaluation

The Company accounts for our convertible notes / debentures in accordance with Subtopic 470-20, Debt—Debt with Conversion and Other Options (Subtopic 470-20), Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) and Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (ASU 2020-06). The Company evaluates the terms of our debt instruments to determine if any identified embedded features, including embedded conversion options or redemption features, are required to be bifurcated and accounted for separately as a derivative financial instrument. In circumstances where a host instrument contains more than one embedded derivative instrument, including a conversion option, that is required to be bifurcated, the bifurcated derivative instruments would be accounted for as a single, compound derivative instrument. Any identified and bifurcated embedded derivatives are initially recorded at fair value and are revalued at each reporting date with changes in the fair value reported as non-operating income or expense.

Warrants to Acquire Common Stock

The Company accounts for common stock warrants as either equity-classified or liability classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC 815 “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, whether the warrants meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to our own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of our control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

Foreign Currency Translation

For non-U.S. operations, the functional currency is U.S. dollars since these operations are a direct and integral component or extension of the parent company’s operations. As a result, the transactions of those operations that are denominated in foreign currencies are re-measured into U.S. dollars, and any resulting gains or losses are included in earnings.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of outstanding shares of common stock for the period, considering the effect of participating securities. Diluted earnings (loss) per share is calculated by dividing net earnings (loss) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. During the periods when they are anti-dilutive, common stock equivalents, if any, are not considered in the computation. At December 31, 2024 and 2023, there were 5,087,419 and 1,352,153 common stock equivalents, respectively. For the years ended December 31, 2024 and 2023, these potential shares were excluded from the shares used to calculate diluted net loss per share as their effect would have been antidilutive.

Segment Reporting

Operating segments are defined as components of an entity for which separate discrete financial information is available. The Chief Operating Decision Maker (“CODM”) reviews financial information presented on a consolidated basis for the purposes of making operating decisions, allocating resources, and evaluating financial performance. As such, the Company has determined that it operates in one operating and one reportable segment. The Company presents financial information about our operating segment and geographical areas in Note 14 to the consolidated financial statements.

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

Leases

Our leases are accounted for under FASB ASC Topic 842, “Leases”. At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present. Operating lease liabilities are recorded based on the present value of lease payments over the expected lease term and adjusted for lease incentives. The interest rate implicit in lease contracts is typically not readily determinable. As such, the Company utilizes our incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Options to extend or terminate a lease are included in the calculation of the lease term to the extent that the option is reasonably certain of exercise. The right-of-use (“ROU”) asset is based on the corresponding lease liability adjusted for certain costs such as initial direct costs, prepaid lease payments and lease incentives received. ROU assets are reviewed for impairment, consistent with other long-lived assets, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Lease expense for operating leases is recognized on a straight-line basis over the lease term. Lease incentives are recognized when earned and reduce the operating lease asset related to the lease.

Leases with an initial term of 12 months or less that do contain purchase options or renewal terms that the Company is reasonably certain to exercise are not recorded on the accompanying consolidated balance sheets. The Company recognizes the lease expense for such leases on a straight-line basis in the accompanying consolidated statements of operations over the lease term.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b) (1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. Private companies are those companies that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised, it adopts the new or revised standard at the time private companies adopt the new or revised standard, unless it chooses to early-adopt the new or revised accounting standard. Therefore, our consolidated financial statements may not be comparable to certain public companies.

Recently Issued and Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which expands reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 requires disclosure of (i) significant segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within the segment measure of profit or loss, (ii) categories and amounts for other segment items to reconcile to segment profit or loss, and (iii) the title and position of our CODM. The ASU does not change how a public entity identifies our operating segments, aggregates them, or applies the quantitative thresholds to determine our reportable segments. The Company adopted ASU 2023-07 effective December 31, 2024 on a retrospective basis. The adoption of ASU 2023-07 did not have an impact on our consolidated financial statements as the requirements impact only segment reporting disclosures in the Notes to our consolidated financial statements. Refer to “Note 14 – Segment Information” for additional information.

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. The standard will be effective for public companies for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on our consolidated financial statements.

In March 2024, the FASB issued ASU No. 2024-01, “Scope Application of Profits Interest and Similar Awards” (“ASU 2024-01”). ASU 2024-01 clarifies appropriate accounting for awards issued with the intent to align compensation with operating performance by providing specific examples for issuers to follow. Beyond these clarifying examples, no changes to the codification were made. ASU 2024-01 is effective for fiscal years beginning after December 15, 2024, and interim periods within the fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of this accounting standard update on our consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, “Expense Disaggregation Disclosures (Topic 220): Disaggregation of Income Statement Expenses” (“ASU 2024-03”), which requires public entities to disclose additional information that disaggregates certain expense captions into specified categories in the Notes to the consolidated financial statements. The new standard is effective for fiscal years beginning after December 15, 2026, and interim periods after December 15, 2027, with early adoption permitted. The disclosure updates are required to be applied prospectively with the option for retrospective application. The Company is currently evaluating the impact the amended guidance will have on our disclosures.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following at:

(in thousands)

	December 31, 2024	December 31, 2023
Equipment	$—	$141
Furniture and fixtures	—	621

Total cost	—	762
Accumulated depreciation	—	(151)
Property and equipment, net	$—	$611

Depreciation expense was $118 thousand and $341 thousand for the years ended December 31, 2024 and 2023, respectively.

Effective August 23, 2024, the Company terminated our Charlotte office lease agreement and disposed of all remaining equipment, furniture, and fixtures. In accordance with the disposal, the Company recorded a loss on disposal of assets of $493 thousand.

NOTE 5 – CAPITALIZED SOFTWARE

Capitalized software consists of the following at:

(in thousands)

	December 31, 2024	December 31, 2023
Capitalized software	$7,085	$8,094
Accumulated amortization	(6,644)	(5,967)
Capitalized software, net	$441	$2,127

Amortization expense was $1.5 million and $2.5 million for the years ended December 31, 2024 and 2023, respectively.

During the year ended December 31, 2024, the Company disposed of certain capitalized software that was no longer in use with a total gross capitalized software balance of $1.0 million and recorded a loss on disposal of assets of $155 thousand.

Estimated amortization for capitalized software for future periods is as follows:

(in thousands)

Year Ended December 31,
2025	$381
2026	60
$441

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS

Goodwill consists of the following:

(in thousands)

Amount
Balance as of December 31, 2023	$3,018
Impairment of goodwill	(3,018)
Balance as of December 31, 2024	$—

The Company conducts an annual impairment test of goodwill at December 31st or if events or circumstances exist that would indicate that our goodwill may be impaired. As circumstances changed during the three months ended June 30, 2024, that would, more likely than not, reduce our fair value below our net equity value, the Company performed qualitative and quantitative analyses of the potential impairment of our goodwill, specifically evaluating trends in market capitalization, current and future cash flows, revenue growth rates, and the impact of macroeconomic conditions on the Company and our performance. Based on the analysis performed, the Company determined that our goodwill was fully impaired due to the continuation of revenues being below management’s expectations, continued operating losses and negative operating cash flows, reductions in our stock price and market capitalization, and the delisting from Nasdaq and subsequent transition to the OTCQX market in the second quarter of 2024 whereby our common stock has been thinly traded. As a result, the Company recorded a goodwill impairment charge in the amount of $3.0 million in June 2024.

In connection with our annual goodwill impairment test during the year ended December 31, 2023, due to changes in our stock price and market capitalization as well as changes in our executive management team and our overall operational and financial strategy in the fourth quarter of 2023, it was determined that goodwill was impaired. As a result, the Company recorded a goodwill impairment charge in the amount of $3.0 million for the year ended December 31, 2023.

Intangible assets consist of the following:

(in thousands)

	December 31, 2024
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Disposal	Impairment	Net Carrying Amount
Trademarks	5-10 Years	$2,320	$(761)	$—	$(1,559)	$—
Noncompete agreements	5 Years	990	(644)	—	(346)	—
Customer relationships	5-7 Years	3,760	(1,628)	(51)	(2,081)	—
Patents and patent applications	5 Years	650	(65)	—	(585)	—
		$7,720	$(3,098)	$(51)	$(4,571)	$—

	December 31, 2023
	Useful	Gross Carrying	Accumulated	Net		Net Carrying
	Life	Amount	Amortization	Disposal	Impairment	Amount
Trademarks	5-10 years	$2,320	$(605)	$—	$—	$1,715
Noncompete agreements	5 Years	990	(544)	—	—	446
Customer relationships	5-7 Years	3,760	(1,343)	(51)	—	2,366
Patents and patent applications	(*)	650	—	—	—	650
		$7,720	$(2,492)	$—	$—	$5,177

(*)	Patents have yet to be approved by U.S. Patent Office. Useful life is determined upon placement into service after approval.

Amortization expense was $606 thousand and $1.1 million for the years ended December 31, 2024, and 2023, respectively.

The Company conducts an impairment test of intangible assets when events occur or circumstances exist that would indicate our long-lived assets may be impaired. Based on the matters discussed above for goodwill and the qualitative and quantitative analyses performed, the Company determined that our intangible assets were fully impaired. As a result, the Company recorded an intangible impairment charge in the amount of $4.6 million for the year ended December 31, 2024.

Customer relationships of $67 thousand with accumulated amortization of $16 thousand were disposed of as part of the sale of a business unit during the year ended December 31, 2023.

NOTE 7 – LEASES

The Company leases office space and certain equipment under operating leases that expire between 2024 and 2028. The terms of the leases provide for rental payments with escalation clauses and contain options that allow the Company to extend or terminate the lease agreements.

Operating lease costs recorded in the accompanying consolidated statements of operations were $560 thousand and $1.5 million for the years ended December 31, 2024 and 2023.

Our future lease payments, which are presented as current maturities of operating leases and noncurrent operating lease liabilities on our accompanying consolidated balance sheet as of December 31, 2024, including any optional extensions, are as follows:

(in thousands)

Year Ended December 31,
2025	$337
2026	333
2027	328
2028	248
Total lease payments	1,246
Less: imputed interest	(209)
Present value of lease liabilities	1,037
Less: current lease liabilities	(244)
Long-term lease liabilities	$793

The weighted average remaining lease term was 3.6 years and 6.1 years as of December 31, 2024 and 2023, respectively. The weighted average operating lease discount rate was 9.9% and 9.9% as of December 31, 2024 and 2023, respectively.

The Company does not recognize lease liabilities or lease assets on the consolidated balance sheets for short-term leases (leases with a lease term of twelve months or less as of the commencement date). Rather, any short-term lease payments are recognized as an expense on a straight-line basis over the lease term. The Company recognized expense of $146 thousand and $132 thousand for short-term lease commitments for the years ended December 31, 2024 and 2023, respectively.

On January 15, 2021, Marpai Administrators entered into a sublease with an expiration date of November 30, 2023. The sublease calls for monthly rent payments of approximately $14 thousand plus tax.

On July 18, 2023, Maestro entered into a sublease for our Charlotte location with an expiration date of July 31, 2027. The sublease calls for monthly rent payments of $40 thousand. The lease and sublease were terminated effective August 23, 2024. In accordance with the lease termination, the Company relinquished $900 thousand of our security deposits and received the remaining $100 thousand. In addition, the right of use asset of $1.9 million and operating lease liabilities of $2.7 million were written off upon termination. The Company recorded a loss on lease termination of $71 thousand, which is included within facilities expense within the accompanying consolidated statement of operations for the year ended December 31, 2024.

On May 14, 2024, Maestro entered into a sublease for our Chicago location with an expiration date of September 30, 2028. The sublease calls for monthly rent payments of $25 thousand with yearly escalation.

Sublease income recorded as other income for the years ended December 31, 2024, and 2023 was approximately $280 thousand and $368 thousand, respectively.

The following is a summary as of December 31, 2024 of the contractual sublease income:

(in thousands)

Year Ended December 31,
2025	$174
2026	308
2027	319
2028	245
Total sublease income	$1,046

NOTE 8 – LOSS AND LOSS ADJUSTMENT EXPENSES

The following tables show changes in aggregate reserves for our loss and loss adjustment expenses:

(in thousands)

	December 31, 2024	December 31, 2023
Net reserves at January 1,	$266	$—
Incurred loss and loss adjustment expenses
Provisions for insured events of the current year	48	388
Change in provision for insured events of prior year	65	—
Total incurred loss and loss adjustment expense	113	388
Payments
Loss and loss adjustment expenses attributable to insured events of the current year	7	123
Loss and loss adjustment expenses attributable to insured events of the prior year	171	—
Total payments	178	123
Net reserves at December 31,	$201	$266

NOTE 9 – CONVERTIBLE DEBENTURES

On April 15, 2024, the Company entered into the Purchase Agreement with each of the Purchasers and JGB, as collateral agent for the Purchasers (the “Agent”). On April 15, 2024, the Company issued the Debentures due on April 15, 2027 for a principal sum of $11.8 million. In accordance with the Purchase Agreement JGB purchased an aggregate of $6.8 million in principal amount of the Debentures in exchange for $6.0 million in funding. In addition, at any time within sixty days after the Closing Date, and provided that $5.0 million remains on deposit in a certain blocked account, the Company may elect to redeem up to an aggregate of $5.0 million of the Debentures. Effective June 21, 2024, the Company elected not to redeem the additional $5.0 million.

The Debentures bear interest at a rate equal to the prime interest rate plus 5.75% per annum (subject to increase upon the occurrence and continuance of an Event of Default (as defined in the Debentures)), require monthly principal payments of $140 thousand beginning on October 15, 2024, have a maturity date of April 15, 2027 and are convertible, in whole or in part, at any time after their issuance date at the option of the Purchasers, into shares of our common stock at a conversion price equal to $3.00 per share (the “Conversion Price”), subject to adjustment as set forth in the Debentures. The Conversion Price of the Debentures is subject to anti-dilution protection upon subsequent equity issuances, subject to certain exceptions, provided that the Conversion Price shall not be adjusted to a price less than $2.23 per share, the closing price of our common stock on Nasdaq on the day immediately preceding the Closing Date.

On December 30, 2024, the Company, the Purchasers and the Agent entered into amendments to the Purchase Agreement (the “Amendment Agreement”) and the Debentures (each, a “Debenture Amendment” and collectively, the “Debenture Amendments”), with the Purchasers, the Agent and the other parties party thereto, as applicable, in order to, among other things, sell Debentures up to an additional aggregate principal amount of $5.4 million, for a total purchase price of $5 million (the “Additional Investment”). Pursuant to the terms of the Amendment Agreement and the Debenture Amendments, $2.0 million of the Additional Investment was delivered to the Company at closing, and the remaining $3.0 million of the Additional Investment is being held in escrow pending satisfaction of certain terms and conditions specified in the Amendment Agreement and the Debenture Amendments. The remaining $3.0 million of the Additional Investment was collected in full in January 2025.

The Debentures post Debenture Amendments bear interest at a rate equal to 14%, require monthly principal payments of $250 thousand beginning in January 2025, and have a maturity date of April 15, 2027. The first $6.8 million is convertible, in whole or in part, at any time after their issuance date at the option of the Purchasers, into shares of our common stock at a conversion price equal to $3.00 per share (the “Conversion Price”), subject to adjustment as set forth in the Debentures. The Conversion Price of the Debentures is subject to anti-dilution protection upon subsequent equity issuances, subject to certain exceptions, provided that the Conversion Price shall not be adjusted to a price less than $2.23 per share, the closing price of our common stock on Nasdaq on the day immediately preceding the Closing Date. The Additional Investment is not subject to any conversion features. The obligations as disclosed above were unchanged.

Our obligations under the Debentures may be accelerated, at the Purchasers’ election or upon the occurrence of certain customary events of default. The Debentures contain customary representations, warranties and covenants including among other things and subject to certain exceptions, covenants that restrict the Company from incurring additional indebtedness, creating or permitting liens on assets, amending our charter documents and bylaws, repurchasing or otherwise acquiring more than a de minimis number of our common stock or equivalents thereof, repaying outstanding indebtedness, paying dividends or distributions, assigning or selling certain assets, making or holding any investments, and entering into transactions with affiliates.

The Debenture Amendments were treated as a loan extinguishment for accounting purposes and the Company recorded a loss on debt extinguishment of $1.9 million, including $380 thousand of unamortized debt issuance costs and $747 thousand of unamortized original issue discounts as of the modification date.

As of December 31, 2024, the net carrying amount of the convertible debentures is $9.0 million, of which $3.1 million is short term. The loan has unamortized debt premium and issuance costs of $373 thousand and $131 thousand, respectively. The estimated fair value (Level 3) of the convertible debt instrument was $9.0 million as of December 31, 2024. During the year ended December 31, 2024, the Company made total principal payments of $420 thousand and interest of $804 thousand was paid as it was incurred.

Our future loan payments, which are presented as current portion of convertible debenture, net and convertible debentures, net of current portion on our accompanying consolidated balance sheet as of December 31, 2024, are as follows:

(in thousands)

December 31, 2024
Convertible debenture principal	$8,786
Unamortized debt premium and issuance costs	241
Outstanding balance, net	9,027
Less: current portion	(3,106)
Long-term portion	$5,921

The following is a summary as of December 31, 2024, of the contractual principal payments:

(in thousands)

Year Ended December 31,
2025	$3,000
2026	3,000
2027	2,786
Total contractual principal payments	$8,786

NOTE 10 – REVENUE

Disaggregation of Revenue

The following tables illustrates the disaggregation of revenue by similar products:

	December 31, 2024	December 31, 2023
Third party administrator services	$28,077	$36,829
Captive insurance	96	326
Total	$28,173	$37,155

NOTE 11 – SHARE-BASED COMPENSATION

Global Incentive Plan

On May 31, 2023, the shareholders of the Company approved our Board of Directors proposal to increase our 2020 Global Incentive Plan (the “2020 Plan”) by an additional 500,000 shares, thus bringing the total number of stock options, restricted stock units (“RSUs”) and restricted stock awards (“RSAs”) that may be issued pursuant to the Plan to 2,450,855.

Under the term of the 2020 Plan, on the grant date, the Board of Directors determines the vesting schedule of each stock option and RSUs on an individual basis. All stock options expire ten (10) years from the date of the grant. Vested options expire 90 days after the termination of employment of the grantee.

On May 6, 2024, the shareholders of the Company approved our 2024 Global Incentive Plan (the “2024 Plan”) with 2,227,910 shares of common stock initially issuable under the 2024 Plan.

Under the terms of the 2024 Plan, on the grant date, the Board of Directors determines the vesting schedule of each stock option and RSUs on an individual basis. All stock options expire ten (10) years from the date of the grant. Vested options expire 90 days after the termination of employment of the grantee.

Stock Options

The fair value of stock options and share awards granted under the stock option plan during the year ended December 31, 2024, and 2023 was estimated at the date of grant using the Black-Scholes option pricing model and the following assumptions for grants:

	2024	2023
Risk-free interest rates	4.27%	3.43% to 4.44%
Expected life	2.5 years	5 years
Expected volatility	191.71%	41% to 186.14%
Expected dividend yield	0.00%	0.00%

The following table summarizes the stock option activity:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at January 1, 2024	1,213,957	$4.43	8.70	$—
Granted	400,000	0.95
Forfeited/Cancelled	(468,318)	4.19
Exercised	—	0.00
Balance at December 31, 2024	1,145,639	3.32	6.70	$—
Exercisable at December 31, 2024	986,034	$3.37	6.46	$—

The following table summarizes our non-vested stock options activity:

	Non-vested Options Outstanding	Weighted- Average Grant Date Fair Value
At January 1, 2024	506,522	$1.67
Options granted	400,000	0.83
Options forfeited/cancelled	(165,633)	1.61
Options exercised	—	—
Options vested	(581,284)	1.12
At December 31, 2024	159,605	$1.63

For the years ended December 31, 2024, and 2023, the Company recognized $351 thousand and $894 thousand of stock compensation expense relating to stock options, respectively. As of December 31, 2024, there was $258 thousand of unrecognized stock compensation expense related to non-vested share-based compensation arrangements granted under the Plan, which is expected to be recognized over a weighted-average period of approximately 1.9 years.

Restricted Stock Awards

In July 2019, the Board of Directors authorized grants of restricted stock awards (“RSAs”) through a restricted stock award purchase agreement to certain founders, consultants, and advisors of the Company. Certain grants to our founders were fully vested at the date of incorporation, other grants vest over a four-year period on each anniversary of the grant date, based on continued employment, and other grants vested based on various milestones. The shares of common stock underlying the RSAs are issued upon grant.

For the years ended December 31, 2024, and 2023, the Company recognized $0 and $297 thousand of stock compensation expense relating to RSAs, respectively. As of December 31, 2024, there was $0 of unrecognized compensation expense related to unvested restricted share awards.

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

On June 18, 2024, the Company approved a special one-time grant of 100,000 RSUs to a director for a special project to get the Company uplisted to a national securities exchange. 50,000 RSUs vested on December 31, 2024 and the remaining 50,000 RSUs will vest upon the successful uplisting of the Company. The successful uplisting is currently not probable and no share-based compensation expense was recognized for the periods presented for the remaining 50,000 RSUs.

The following table summarizes the restricted stock units activity:

	Restricted
	Stock Units	Value
Outstanding at January 1, 2024	—	$—
Granted	2,367,000	1.91
Forfeited/cancelled	(326,758)	1.86
Vested	(720,242)	1.81
Outstanding at December 31, 2024	1,320,000	$1.94

For the years ended December 31, 2024, and 2023, the Company recognized $2.1 million and $782 thousand of stock compensation expense relating to RSUs, respectively. As of December 31, 2024, there was $921 thousand in unrecognized compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average period of approximately one year.

NOTE 12 – WARRANTS

Upon closing of our public offering (Note 18), the Company issued to the underwriter, warrants to purchase 92,500 shares of common stock (the “Underwriter’s Warrants”). The Underwriter’s Warrants are exercisable at a per share exercise price equal to 125% of the public offering price per share in the offering, which was determined to be $5.00. The Underwriter’s Warrants are exercisable at any time, in whole or in part, from October 19, 2023, through April 19, 2028.

On December 7, 2023, the Company issued warrants to a former executive management member to purchase 140,000 shares of common stock for $32 thousand cash received. The warrants are exercisable at a per share exercise price of $2.50. The warrants are exercisable at any time, in whole or in part, from December 7, 2023, through December 6, 2028.

The following assumptions were used to calculate the issuance date fair value:

Exercise price of the warrants	$2.50
Contractual life of the warrants	5 years
Current value of the underlying common stock	$2.03
Expected volatility	186.14%
Expected dividend yield	0.00%
Risk-free interest rate	4.12%

The table below summarizes our warrant activities:

	Number of
	Common	Exercise Price	Weighted
	Share	Range Per	Average
	Warrants	Share	Exercise Price
Balance at January 1, 2024	644,718	$2.50 to $31.60	$16.40
Granted	—	—	—
Forfeited	—	—	—
Exercised	—	—	—
Balance at December 31, 2024	644,718	$2.50 to $31.60	$16.40

Balance at January 1, 2023	412,218	$5.72 to $31.60	$23.68
Granted	232,500	$2.50 to $5.00	3.49
Forfeited	—	—	—
Exercised	—	—	—
Balance at December 31, 2023	644,718	$2.50 to $31.60	$16.40

NOTE 13 – INCOME TAXES

Income tax benefit consists of the following:

(in thousands)

	December 31, 2024	December 31, 2023
Current:
Federal	$—	$—
State	—	—
Foreign	—	—
Total Current	—	—

Deferred:
Federal	(1,016)	(224)
State	(174)	(66)
Total Deferred	(1,190)	(290)

Income tax benefit	$(1,190)	$(290)

The effective tax rate was 5.1% and 1.0% for the years ended December 31, 2024, and 2023, respectively. The effective tax rate differs from the federal tax rate of 21% for the years ended December 31, 2024, and 2023 due primarily to the full valuation allowance and other discrete items.

Reconciliation between the effective tax rate on loss before provision for income taxes and the statutory tax rate is as follows:

December 31, 2024
Income tax benefit at federal statutory rate	21.0%
State and local taxes	2.0%
Change in valuation allowance	(13.2)%
Permanent book to tax differences	(3.0)%
Provision to return adjustments	(0.4)%
Earnings of foreign subsidiary	(1.0)%
Other - net	(0.3)%
Income tax benefit	5.1%

December 31, 2023
Income tax benefit at federal statutory rate	21.0%
State taxes	0.2%
Change in valuation allowance	(15.8)%
Change in state and local tax rates	0.9%
Permanent book to tax differences	(3.3)%
Provision to return adjustments	0.3%
Earnings of foreign subsidiary	(2.7)%
Earnings of captive insurance subsidiary	(0.1)%
Other - net	0.5%
Income tax benefit	1.0%

At December 31, 2024, the Company had federal and state net operating losses (“NOLs”) in the amount of approximately $58.7 million and $51.8 million respectively. While the federal NOLs carryforward indefinitely, the Tax Cuts & Jobs Act of 2017 limits the amount of federal net operating loss utilized each year after December 31, 2020, to 80% of taxable income. The state NOLs start expiring in 2031.

Temporary differences which give rise to a significant portion of deferred tax assets are as follows at:

(in thousands)

	December 31, 2024	December 31, 2023
Deferred income tax assets:
Startup costs	$808	$1,016
Stock compensation – options (NQO) / RSAs/ RSUs	1,603	1,069
Net operating losses - Federal	12,477	10,131
Net operating losses - State and Local	2,165	1,821
Amortization	203	57
Depreciation	—	(23)
Operating lease assets	(62)	(568)
Operating lease liabilities	244	1,019
Deferred revenue	—	46
Allowance for credit losses	—	(6)
Accrued expenses	406	—
Deferred tax assets	17,844	14,562
Less: Valuation allowance	(17,770)	(14,562)
Deferred tax assets, net	$74	$—

Deferred income tax liabilities:
Amortization	$(74)	$(956)
Depreciation	—	(234)
Operating lease assets	(11)	(20)
Operating lease liabilities	11	20
Deferred tax liabilities	(74)	(1,190)
Total net deferred tax liabilities	$—	$(1,190)

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred since inception. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. On the basis of this evaluation, as of December 31, 2024, a valuation allowance of $17.8 million has been recorded to recognize the portion of the deferred tax asset that is more likely than not to be realized. The net change in the valuation allowance was $3.2 million. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded.

The Company and our subsidiaries’ income tax returns for 2019 through 2023 remain subject to examination by tax jurisdictions.

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”) that includes, among other provisions, changes to the U.S. corporate income tax system, including a fifteen percent minimum tax based on “adjusted financial statement income,” and a one percent excise tax on net repurchases of stock after December 31, 2022. The Company is continuing to evaluate the Inflation Reduction Act and its requirements, as well as the application to our business.

At December 31, 2024 and 2023, there are $0 unrecognized tax benefits that if recognized would affect the annual effective tax rate.

During the years ended December 31, 2024 and 2023, the Company recognized $0 in interest and penalties.

NOTE 14 – SEGMENT INFORMATION

Research and development activities were conducted through EYME in Israel. Geographic long-lived asset information presented below is based on the physical location of the assets at the end of year. All of our revenues are derived from customers located in the United States.

Long-lived assets including goodwill, intangible assets, capitalized software, property and equipment and operating lease right-of-use, by geographic region, are as follows at:

(in thousands)

	December 31, 2024	December 31, 2023
United States	$596	$12,015
Israel	141	1,291
Total long-lived assets	$737	$13,306

The Company operates as one operating segment. Our consolidated results represent the results of our one operating segment based on how our CODM, our Chief Executive Officer, views the business for purposes of evaluating financial performance, allocating resources, and making overall operating decisions.

The CODM reviews financial information on a consolidated basis and uses the segment performance measure of consolidated net loss to measure segment profit or loss. The accounting policies of our single reportable segment are the same as those for the consolidated financial statements. The level of disaggregation and amounts of significant segment expenses that are regularly provided to the CODM are the same as those presented in the consolidated statement of operations. Likewise, the measure of segment assets is reported on the consolidated balance sheets as total assets. The CODM does not regularly review asset information and therefore, the Company does not report asset information beyond what is presented in the consolidated balance sheets.

NOTE 15 – RELATED PARTY TRANSACTIONS

The Company receives consulting services from a directors. The total cost of these consulting services recorded in general and administrative expenses for the years ended December 31, 2024, and 2023, was approximately $0 and $88 thousand, respectively.

On December 7, 2023, the Company issued a warrant to a former executive management member (see Note 12).

In December 2023, January 2024, March 2024, August 2024, and December 2024, the Company entered into securities purchase agreements with an entity controlled by our Chief Executive Officer, various directors, and certain executives (see Note 2).

NOTE 16 – ACCRUED SEVERANCE PAY AND EMPLOYEE RETIREMENT PLAN

EYME’s employees are all based in Israel. Pursuant to Israel’s Severance Pay Law, Israeli employees are entitled to severance pay equal to one month’s salary for each year of employment, or a portion thereof. All of the past employees of EYME elected to be included under section 14 of the Severance Pay Law, 1963 (“Section 14”). According to this section, these employees are entitled only to monthly deposits, at a rate of 8.33% of their monthly salary, made in their name with insurance companies. Payments in accordance with Section 14 release the Company from any future severance payments (under the above Israeli Severance Pay Law) in respect of those employees; therefore, related assets and liabilities are not presented in the accompanying consolidated balance sheet.

Total expenses related to severance pay amounted to $0 and $49 thousand for the years ended December 31, 2024, and 2023, respectively.

The Company has a defined contribution plan covering eligible employees with at least one month of service. The Company fully matches employee contributions up to 5% of the total compensation. Total expense for the years ended December 31, 2024, and 2023, was $351 thousand and $319 thousand, respectively.

Maestro had a defined contribution plan covering eligible employees with at least one month of service before it was combined with our plan on January 1, 2024. The Company fully matches employee contributions up to 5% of the total compensation. Total expense for the year ended December 31, 2023 was $321 thousand.

NOTE 17 – ACCRUED EXPENSES

Accrued expenses consisted of the following:

(in thousands)

	December 31, 2024	December 31, 2023
Employee compensation	$504	$1,202
Accrued bonuses	252	178
Performance guarantee liabilities	247	165
Accrued payables	1,381	1,005
Other accrued expenses and liabilities	201	266
Total accrued expenses	$2,585	$2,816

NOTE 18 – STOCKHOLDERS’ DEFICIT

On April 19, 2023, the Company closed our public offering of 1,850,000 shares of common stock at a public offering price of $4.00 per share, for gross proceeds of $7.4 million. After deducting underwriters’ discounts and offering expenses, the net proceeds from the public offering were approximately $6.4 million. In accordance with the terms of the Maestro Agreement, $2.3 million or 35% of the net proceeds from the offering were used to pay down the debt to the Seller.

During the year ended December 31, 2023, the Company issued 25,000 shares of common stock to a vendor in consideration for services rendered.

During the years ended December 31, 2024, and 2023, the Company issued 5,555,996 and 150,000 shares of common stock via private placement offerings, respectively.

During the year ended December 31, 2023, the Company issued warrants to a former executive management member (see Note 12).

NOTE 19 – LITIGATION AND LOSS CONTINGENCIES

From time to time, the Company may be subject to other legal proceedings, claims, investigations, and government inquiries (collectively, legal proceedings) in the ordinary course of business. It may receive claims from third parties asserting, among other things, infringement of their intellectual property rights, defamation, labor and employment rights, privacy, and contractual rights. There are no currently pending legal proceedings that the Company believes will have a material adverse impact on our business or consolidated financial statements.

NOTE 20 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date these consolidated financial statements were available to be issued.

On January 17, 2025, the Company received proceeds of $3.0 million from the JGB additional investment that had been held in escrow pending satisfaction of certain terms and conditions specified in the Amendment Agreement and the Debenture Amendments.

On January 28, 2025, the compensation committee of the board of directors granted Mr. Damien Lamendola RSUs under which the holder has the right to receive an aggregate of 600,000 shares of the Company’s common stock in connection with him being a personal guarantor on new financing. These awards were granted outside a company global stock incentive plan and vest as follows: 200,000 RSUs vested upon grant, and 400,000 RSUs vest on the first and second year anniversaries of the date of grant.

On March 7, 2025, the compensation committee of the board of directors granted various employees inducement RSU awards, under which the holders have the right to receive an aggregate of 82,000 shares of the Company’s common stock. These awards vested on the date of grant.