Form 10-Q
period 2025-03-31
Marpai, Inc.
filed 2025-05-14
CIK 1844392

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of May 14, 2025, there were 14,896,686 shares of the Company’s common stock, par value $0.0001 per share, outstanding.

MARPAI, INC.

i

PART I — FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements.

MARPAI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$729	$764
Restricted cash	10,780	8,468
Accounts receivable, net of allowance for credit losses of $1 and $1 as of March 31, 2025, and December 31, 2024, respectively	368	837
Unbilled receivables	374	569
Due from buyer for sale of business unit	—	500
Prepaid expenses and other current assets	615	759
Total current assets	12,866	11,897

Capitalized software, net	334	441
Operating lease right-of-use assets	281	296
Security deposits	229	229
Other long-term asset	8	15
Total assets	$13,718	$12,878
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,736	$3,109
Accrued expenses	1,906	2,585
Accrued fiduciary obligations	8,227	6,308
Deferred revenue	806	625
Current portion of operating lease liabilities	248	244
Current portion of convertible debentures, net	3,037	3,106
Other short-term liabilities	2,834	3,005
Total current liabilities	19,794	18,982

Other long-term liabilities	15,329	14,891
Convertible debentures, net of current portion	8,069	5,921
Operating lease liabilities, net of current portion	730	793
Total liabilities	43,922	40,587
COMMITMENTS AND CONTINGENCIES (Note 16)
STOCKHOLDERS’ DEFICIT
Common stock, $0.0001 par value, 227,791,050 shares authorized; 14,896,686 shares and 14,237,176 shares issued and outstanding at March 31, 2025, and December 31, 2024, respectively	1	1
Additional paid-in capital	71,698	71,124
Accumulated deficit	(101,903)	(98,834)
Total stockholders’ deficit	(30,204)	(27,709)
Total liabilities and stockholders’ deficit	$13,718	$12,878

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARPAI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except share and per share data)

	Three months ended March 31,
	2025	2024
Revenue	$5,418	$7,385
Costs and expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below)	3,484	4,871
General and administrative	2,283	3,421
Information technology	1,390	1,124
Sales and marketing	245	602
Research and development	7	7
Depreciation and amortization	107	951
Facilities	152	474
Total costs and expenses	7,668	11,450
Operating loss	(2,250)	(4,065)
Other income (expenses)
Other income	—	120
Interest expense, net	(819)	(398)
Foreign exchange loss	—	(3)
Loss before provision for income taxes	(3,069)	(4,346)
Income tax expense	—	—
Net loss	$(3,069)	$(4,346)
Net loss per share, basic and fully diluted	$(0.21)	$(0.46)
Weighted average shares of common stock outstanding, basic and diluted	14,770,867	9,405,775

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARPAI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

(in thousands, except share data)

	Common Stock		Additional Paid- In	Accumulated	Total Stockholders’
Three months ended March 31, 2025	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2025	14,237,176	$1	$71,124	$(98,834)	$(27,709)
Share-based compensation	-	-	574	-	574
Issuance of common stock upon vesting of restricted stock units	659,510	-	-	-	-
Net loss	-	-	-	(3,069)	(3,069)
Balance, March 31, 2025	14,896,686	$1	$71,698	$(101,903)	$(30,204)

Three months ended March 31, 2024
Balance, January 1, 2024	7,960,938	$1	$63,307	$(76,746)	$(13,438)
Share-based compensation	-	-	561	-	561
Issuance of common stock upon vesting of restricted stock units	115,000	-	-	-	-
Issuance of privately placed shares, net	2,232,100	-	2,727	-	2,727
Net loss	-	-	-	(4,346)	(4,346)
Balance, March 31, 2024	10,308,038	$1	$66,595	$(81,092)	$(14,496)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARPAI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three months ended March,
	2025	2024
Cash flows from operating activities:
Net loss	$(3,069)	$(4,346)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	107	951
Share-based compensation	574	561
Amortization of right-of-use asset	15	62
Non-cash interest	463	423
Amortization of debt premium and debt issuance costs	(9)	—
Changes in operating assets and liabilities:
Accounts receivable and unbilled receivables	664	800
Prepaid expenses and other assets	151	(99)
Accounts payable	(373)	(825)
Accrued expenses	(679)	215
Accrued fiduciary obligations	1,919	(2,063)
Operating lease liabilities	(59)	(126)
Other liabilities	181	862
Net cash used in operating activities	(115)	(3,585)
Cash flows from investing activities:
Proceeds from sale of business unit	500	—
Net cash provided by investing activities	500	—
Cash flows from financing activities:
Proceeds from sale of future cash receipts on accounts receivable	—	1,509
Proceeds from issuance of debentures (Note 7)	3,000	—
Payments of debt issuance costs	(162)	—
Payments to buyer of receivables	—	(57)
Payments on convertible debentures (Note 7)	(750)	—
Payments to seller for acquisition	(196)	(474)
Proceeds from issuance of common stock in a private offering, net	—	2,727
Net cash provided by financing activities	1,892	3,705

Net increase in cash, cash equivalents and restricted cash	2,277	120

Cash, cash equivalents and restricted cash at beginning of period	9,232	13,492
Cash, cash equivalents and restricted cash at end of period	$11,509	$13,612

Reconciliation of cash, cash equivalents, and restricted cash reported in the condensed consolidated balance sheet
Cash and cash equivalents	$729	$851
Restricted cash	10,780	12,761
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statement of cash flows	$11,509	$13,612
Supplemental disclosure of cash flow information
Cash paid for interest	$403	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARPAI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Unless the context otherwise requires, throughout, the words “Marpai,” “Marpai, Inc.,” “we,” “our,” “us,” the “registrant,” or the “Company” refer to Marpai, Inc. and our subsidiaries (as applicable).

Organization

Marpai, Inc.’s (“Marpai”, “we”, or the “Company”) operations are principally conducted through our wholly owned subsidiaries, Marpai Health, Inc. (“Marpai Health”), Marpai Administrators LLC (“Marpai Administrators”), and Maestro Health LLC (“Maestro”). Marpai Administrators and Maestro are our healthcare payer subsidiaries that provide administration services to self-insured employer groups across the United States. They act as a third-party administrator (“TPA”) handling all administrative aspects of providing healthcare to self-insured employer groups. We have combined these two businesses to create what it believes to be the Payer of the Future, which has not only the licenses, processes and know-how of a payer but also the latest technology. This combination allows us to differentiate ourselves in the TPA market by delivering a technology-driven service that it believes can lower the overall cost of healthcare while maintaining or improving healthcare outcomes. Marpai Captive, Inc. (“Marpai Captive”) was founded in March 2022 as a Delaware corporation. Marpai Captive engages in the captive insurance market and commenced operations in the first quarter of 2023.

Nature of Business

Our mission is to positively change healthcare for the benefit of (i) our clients who are self-insured employers that pay for their employees’ healthcare benefits and engage us to administer members’ healthcare claims, who we refer to as Clients, (ii) employees who receive these healthcare benefits from our clients, who we refer to as Members, and (iii) healthcare providers including doctors, doctor groups, hospitals, clinics, and any other entities providing healthcare services or products, who we refer to as Providers.

We provide outsourced benefits administration services to Clients in the United States across multiple industries. Our backroom administration and TPA services are supported by a customized technology platform and a dedicated benefits call center. Under our TPA platform, we provide health and welfare administration, dependent eligibility verification, Consolidated Omnibus Budget Reconciliation Act (“COBRA”) administration, and benefit billing services.

We continue to monitor the effects of the global macroeconomic environment, including increasing inflationary pressures; supply chain disruptions; social and political issues; regulatory matters, geopolitical tensions; and global security issues. We are also mindful of inflationary pressures on our cost base and are monitoring the impact on customer preferences.

NOTE 2 – UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim condensed consolidated financial statements furnished herein reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year. The unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2024.

The accompanying condensed consolidated financial statements include our accounts and our wholly owned subsidiaries.

NOTE 3 – LIQUIDITY AND GOING CONCERN

As shown in the accompanying unaudited interim condensed consolidated financial statements as of March 31, 2025, we had an accumulated deficit of approximately $101.9 million and negative working capital of approximately $6.9 million. At March 31, 2025, we had long term debt of approximately $23.3 million and approximately $729 thousand of unrestricted cash on hand. For the three months ended March 31, 2025, we recognized a net loss of approximately $3.1 million and negative cash flows from operations of approximately $115 thousand. We have met our cash needs primarily through proceeds from issuing convertible notes, warrants, and shares of our Class A common stock, par value $0.0001 per share (the “common stock”), as well as borrowing from various lenders.

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

As a result of the above, in connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that our liquidity condition raises substantial doubt about our ability to continue as a going concern through twelve months from the date these unaudited interim condensed consolidated financial statements are issued. These unaudited interim condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the condensed consolidated financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses reported in those condensed consolidated financial statements. Descriptions of our significant accounting policies are discussed in the notes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2024. Management evaluates the related estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from those estimates and assumptions. Significant changes, if any, in those estimates and assumptions resulting from continuing changes in the economic environment will be reflected in the consolidated financial statements in future periods.

Concentrations of Credit Risk

For the three-month period ended March 31, 2025, no customers accounted for more than 10% of our total revenue. For the three-month period ended March 31, 2024, we had one customer that accounted for 15.0% of our total revenue. At March 31, 2025, two customers accounted for 35.4%, and 28.1% of accounts receivable, respectively. At December 31, 2024, two customers accounted for 38.2% and 15.6% of accounts receivable, respectively.

MARPAI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Restricted Cash

Restricted cash balances are composed of funds held on behalf of clients in a fiduciary capacity, cash in a money market account as required by a credit card company for collateral, cash in a money market account as required by a financial surety bond company for collateral, and a certificate of deposit (“CD”) held for collateral for a letter of credit. Fiduciary funds generally cannot be utilized for general corporate purposes and are not a source of liquidity for us. A corresponding fiduciary obligation, included in current liabilities in the accompanying condensed consolidated balance sheets, exists for disbursements to be made on behalf of the clients and may be more than the restricted cash balance if payment from customers has not been received.

Capitalized Software

We comply with the guidance of Accounting Standard Codification (“ASC”) Topic 350-40, “Intangibles—Goodwill and Other—Internal Use Software”, in accounting for our internally developed system projects that it utilizes to provide our services to customers. These system projects generally relate to our software that is not intended for sale or otherwise marketed. Internal and external costs incurred during the preliminary project stage are expensed as they are incurred. Once a project has reached the development stage, we capitalize direct internal and external costs until the software is substantially complete and ready for its intended use. Costs for upgrades and enhancements are capitalized, whereas costs incurred for maintenance are expensed as incurred. These capitalized software costs are amortized on a project-by-project basis over the expected economic life of the underlying software on a straight-line basis, which is generally three to five years. Amortization commences when the software is available for its intended use.

Revenue Recognition

Third Party Administrator Revenue

Revenue is recognized when control of the promised services is transferred to our customers in an amount that reflects the consideration expected to be entitled to in exchange for those services. As we complete our performance obligations, it has an unconditional right to consideration, as outlined in our contracts.

Contract Balances

At March 31, 2025 and December 31, 2024, the balances of our accounts receivable from contracts with customers, net of related allowances for credit losses, were $368 thousand and $837 thousand, respectively, and the balance of our unbilled receivables from contracts with customers were $374 thousand and $569 thousand, respectively. When we receive consideration from a customer prior to transferring services to the customer under the terms of the customer contracts, we record deferred revenue on our consolidated balance sheet, which represents a contract liability. At March 31 2025 and December 31, 2024, the balance of deferred revenue was $806 thousand and $625 thousand, respectively. The full deferred revenue balance as of December 31, 2024, was recognized during the three months ended March 31, 2025. We anticipate that we will satisfy all of our performance obligations associated with our contract liabilities within a year.

We also provide certain performance guarantees under their contracts with customers. Customers may be entitled to receive compensation if we fail to meet the guarantees. Actual performance is compared to the contractual guarantee for each measure throughout the period. We had performance guarantee liabilities of $103 thousand and $247 thousand, which is included in accrued expenses on the accompanying condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024, respectively.

MARPAI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Significant Payment Terms

Generally, our accounts receivable are expected to be collected in 30 days in accordance with the underlying payment terms. Invoices for services are typically sent to the customer on the 15th day of the month prior to the service month with a 10-day payment term. We do not offer discounts if the customer pays some or all of the invoiced amount prior to the due date.

Consideration paid for services rendered by us is nonrefundable. Therefore, at the time revenue is recognized, we do not estimate expected refunds for services.

We use the practical expedient and does not account for significant financing components because the period between recognition and collection does not exceed one year for all of our contracts.

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

Our contracts with customers have fixed fee prices that are denominated per covered employee per month. We include amounts of variable consideration in a contract’s transaction price only to the extent that it is probable that the amounts will not be subject to significant reversals (that is, downward adjustments to revenue recognized for satisfied performance obligations). In determining amounts of variable consideration to include in a contract’s transaction price, we rely on our experience and other evidence that supports our qualitative assessment of whether revenue would be subject to a significant reversal. We consider all the facts and circumstances associated with both the risk of a revenue reversal arising from an uncertain future event and the magnitude of the reversal if that uncertain event were to occur.

Captive Revenue

All general insurance premiums pertain to annual policies and are reflected in income on a pro-rata basis.

MARPAI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Loss and Loss Adjustment Expenses

The establishment of loss reserves by the primary insurer is a reasonably complex and dynamic process influenced by numerous factors. These factors principally include past experience with like claims. Consequently, the reserves established are a reflection of the opinions of a large number of persons and we are exposed to the possibility of higher or lower than anticipated loss cost due to real expense.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of outstanding shares of common stock for the period, considering the effect of participating securities. Diluted earnings (loss) per share is calculated by dividing net earnings (loss) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. During the periods when they are anti-dilutive, shares of common stock equivalents, if any, are not considered in the computation. At March 31, 2025 and 2024, there were 4,559,817 and 1,583,723 common stock equivalents, respectively. For the three months ended March 31, 2025 and 2024, these potential shares were excluded from the shares used to calculate diluted net loss per share as their effect would have been antidilutive.

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. The standard will be effective for public companies for fiscal years beginning after December 15, 2024. Early adoption is permitted. We are currently evaluating the impact of this accounting standard update on our consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, “Expense Disaggregation Disclosures (Topic 220): Disaggregation of Income Statement Expenses” (“ASU 2024-03”), which requires public entities to disclose additional information that disaggregates certain expense captions into specified categories in the Notes to the consolidated financial statements. The new standard is effective for fiscal years beginning after December 15, 2026, and interim periods after December 15, 2027, with early adoption permitted. The disclosure updates are required to be applied prospectively with the option for retrospective application. We are currently evaluating the impact the amended guidance will have on our disclosures.

In November 2024, the FASB issued ASU 2024-04, Debt - Debt with Conversions and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments (“ASU 2024-04”). ASU 2024-04 clarifies the requirements for determining whether certain settlements of convertible debt instruments, including convertible debt instruments with cash conversion features or convertible debt instruments that are not currently convertible, should be accounted for as an induced conversion. The requirements of ASU 2024-04 are effective for us for fiscal years beginning after December 15, 2025, and interim periods within those periods. Early adoption is permitted for all entities that have adopted the amendments in ASU 2020-06 and can be applied on a prospective or retrospective basis. We are currently evaluating the impact of this accounting standard update on our consolidated financial statements.

MARPAI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – CAPITALIZED SOFTWARE

Capitalized software consists of the following at:

(in thousands)

	March 31, 2025	December 31, 2024
Capitalized software	$3,835	$7,085
Accumulated amortization	(3,501)	(6,644)
Capitalized software, net	$334	$441

Amortization expense was $107 thousand and $615 thousand for the three months ended March 31, 2025 and 2024, respectively.

NOTE 6 – LOSS AND LOSS ADJUSTMENT EXPENSES

The following tables shows changes in aggregate reserves for our loss and loss adjustment expenses:

(in thousands)

	2025	2024
Net reserves at January 1,	$201	$266
Incurred loss and loss adjustment expenses
Provisions for insured events of the current year	-	5
Change in provision for insured events of prior year	(161)	89
Total incurred loss and loss adjustment expense	(161)	94
Payments
Loss and loss adjustment expenses attributable to insured events of the current year	-	5
Loss and loss adjustment expenses attributable to insured events of the prior year	12	119
Total payments	12	124
Net reserves at March 31,	$28	$236

MARPAI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – CONVERTIBLE DEBENTURES

On April 15, 2024, we entered into a Securities Purchase Agreement (the “JGB Purchase Agreement”) with each of the Purchasers thereto (the “Purchasers”) and JGB Collateral LLC (“JGB”), a Delaware limited liability company, as collateral agent for the Purchasers (the “Agent”). Pursuant to the terms of the JGB Purchase Agreement, on April 15, 2024, we issued the Senior Secured Convertible Debentures (the “Debentures”) due on April 15, 2027 for a principal sum of $11.8 million, subject to the redemption of $5 million at our election. In accordance with the JGB Purchase Agreement, JGB purchased an aggregate of $6.35 million in principal amount of the Debentures, in exchange for $6.0 million in funding. Effective June 21, 2024, we elected not to redeem up to an aggregate of $5.0 million of the Debentures.

On December 30, 2024, we entered into amendments to the JGB Purchase Agreement (the “Amendment Agreement”) and the Debentures (each, a “Debenture Amendment” and collectively, the “Debenture Amendments”), with the Purchasers, the Agent and the other parties party thereto, as applicable, to, among other things, sell Debentures up to an additional aggregate principal amount of $5.4 million, for a total purchase price of $5 million (the “Additional Investment”). Pursuant to the terms of the Amendment Agreement and the Debenture Amendments, $2.0 million of the Additional Investment was delivered to us at closing, and the remaining $3.0 million of the Additional Investment was held in escrow pending satisfaction of certain terms and conditions specified in the Amendment Agreement and the Debenture Amendments. The remaining $3.0 million of the Additional Investment was collected in full in January 2025.

Pursuant to the Debenture Amendments, the Debentures bear interest at a rate equal to 14%, require monthly principal payments of $250 thousand beginning in January 2025, and have a maturity date of April 15, 2027. The first $6.8 million is convertible, in whole or in part, at any time after their issuance date at the option of the Purchasers, into shares of our common stock at a conversion price equal to $3.00 per share (the “Conversion Price”), subject to adjustment as set forth in the Debentures. The Conversion Price of the Debentures is subject to anti-dilution protection upon subsequent equity issuances, subject to certain exceptions, provided that the Conversion Price shall not be adjusted to a price less than $2.23 per share, the closing price of our common stock on the Trading Market on the day immediately preceding the Closing Date. The Additional Investment is not subject to any conversion features. The obligations as disclosed above were unchanged.

Our obligations under the Debentures may be accelerated, at the Purchasers’ election or upon the occurrence of certain customary events of default. The Debentures contain customary representations, warranties and covenants including among other things and subject to certain exceptions, covenants that restrict us from incurring additional indebtedness, creating or permitting liens on assets, amending our charter documents and bylaws, repurchasing or otherwise acquiring more than a de minimis number of our common stock or equivalents thereof, repaying outstanding indebtedness, paying dividends or distributions, assigning or selling certain assets, making or holding any investments, and entering into transactions with affiliates.

On January 17, 2025, we received proceeds of $3.0 million from the Additional Investment that had been held in escrow pending satisfaction of certain terms and conditions specified in the Amendment Agreement and the Debenture Amendments.

As of March 31, 2025, the net carrying amount of the Debentures is $11.1 million, of which $3.0 million is short-term. The loan has unamortized debt premium and issuance costs of $332 thousand and $262 thousand, respectively. The estimated fair value (Level 3) of the convertible debt instrument was $11.1 million as of March 31, 2025. During the first quarter of 2025, we made total principal payments of $750 thousand, while the interest of $403 thousand was paid as it was incurred.

MARPAI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Our future loan payments, which are presented as current portion of convertible debentures, net and Debentures, net of current portion on our accompanying unaudited condensed consolidated balance sheet as of March 31, 2025, are as follows:

March 31, 2025
Convertible Debenture principal	$11,036
Unamortized debt premium and issuance costs	70
Outstanding balance, net	11,106
Less: current portion	(3,037)
Long-term portion	$8,069

NOTE 8 – OTHER LIABILITIES

Other liabilities consisted of the following:

(in thousands)

	March 31, 2025	December 31, 2024

Due to AXA (current and long-term)	$18,055	$17,788
Sublease security deposit	108	108
Other liabilities	$18,163	$17,896

As of March 31, 2025, we have $18.1 million in outstanding liabilities due to AXA S.A., a French société anonyme (“AXA”) in connection with our acquisition of Maestro Health on November 1, 2022. The liability is due to AXA by December 31, 2028. Included in the balance is accrued interest of $4.0 million and 3.6 million as of March, 31, 2025 and December 31, 2024, respectively

Our future payments to AXA, which are presented as other short-term liabilities and other long-term liabilities on our accompanying unaudited condensed consolidated balance sheet as of March 31, 2025, are as follows:

(in thousands)

March 31, 2025
Outstanding balance	$18,055
Less: current portion	(2,809)
Long-term portion	$15,246

NOTE 9 – REVENUE

Disaggregation of Revenue

The following tables illustrates the disaggregation of revenue by similar services:

For the three months ended:

(in thousands)

	March 31, 2025	March 31, 2024
TPA services	$5,425	$7,364
Captive insurance	(7)	21
Total	$5,418	$7,385

MARPAI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – SHARE-BASED COMPENSATION

Global Stock Incentive Plan

On May 31, 2023, our shareholders approved our board of directors (the “Board”) proposal to increase our 2020 Global Incentive Plan (the “2020 Plan”) by an additional 500,000 shares, thus bringing the total number of stock options, restricted stock units (“RSUs”) and restricted stock awards (“RSAs”) that may be issued pursuant to the Plan to 2,450,855.

Under the term of the 2020 Plan, on the grant date, the Board determines the vesting schedule of each stock option and RSUs on an individual basis. All stock options expire ten (10) years from the date of the grant. Vested options expire 90 days after the termination of employment of the grantee.

On May 6, 2024, our shareholders approved our 2024 Global Incentive Plan (the “2024 Plan”) with 2,227,910 shares of common stock initially issuable under the 2024 Plan.

Under the terms of the 2024 Plan, on the grant date, the Board determines the vesting schedule of each stock option and RSUs on an individual basis. All stock options expire ten (10) years from the date of the grant. Vested options expire 90 days after the termination of employment of the grantee.

Stock Options

There were no options granted for the three months ended March 31, 2025 and 2024.

The following table summarizes the stock option activity for the three months ended March 31, 2025:

(in thousands except share and per share data)

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at January 1, 2025	1,145,639	$3.32	6.70	$—
Granted	—	—
Forfeited/Cancelled	(227,060)	5.90
Exercised	—	—
Balance at March 31, 2025	918,579	$2.68	6.30	$28
Exercisable at March 31, 2025	786,549	$2.65	6.02	$28

MARPAI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes our non-vested stock options:

	Non-vested Options	Weighted- Average Grant Date
	Outstanding	Fair Value
Balance at January 1, 2025	159,605	$1.67
Options granted	—	—
Options forfeited/cancelled	—	—
Options exercised	—	—
Options vested	(27,575)	1.67
Balance at March 31, 2025	132,030	$1.62

For the three months ended March 31, 2025 and 2024, we recognized $46 thousand and $121 thousand of stock compensation expense relating to stock options, respectively As of March 31, 2025, there was $212 thousand of unrecognized stock compensation expense related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately 1.7 years.

Restricted Stock Units

On January 28, 2025, the compensation committee of the Board granted a director RSU award pursuant to which the holder has the right to receive an aggregate of 600,000 shares of our common stock in connection with the holder being a personal guarantor on new financing. These awards were granted outside of a company global stock incentive plan and vest as follows: 200,000 RSUs vested upon grant, and 400,000 RSUs vest on the first and second-year anniversaries of the date of grant.

On March 7, 2025, the compensation committee of the Board granted various employees RSU awards, under which the holders have the right to receive an aggregate of 82,000 shares of our common stock. These awards vested on the date of grant.

The following table summarizes the restricted stock units activity for the three months ended March 31, 2025:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share
Outstanding at January 1, 2025	1,320,000	$1.94
Granted	682,000	0.93
Forfeited/cancelled	—	—
Vested	(669,000)	1.52
Outstanding at March 31, 2025	1,333,000	$1.63

For the three months ended March 31, 2025 and 2024, we recognized $528 thousand and $440 thousand of stock compensation expense relating to RSUs, respectively. As of March 31, 2025, there was $1.1 million of unrecognized compensation expense remaining related to unvested time-vested restricted share units. That cost is expected to be recognized over a weighted-average period of approximately 1.2 years.

MARPAI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – WARRANTS

We have issued warrants as part of equity offerings and severance packages.

The table below summarizes our warrant activities:

	Number of Warrants to Purchase Common Shares	Exercise Price Range Per Share	Weighted Average Exercise Price
Balance at January 1, 2025	644,718	$2.50 to 31.60	$16.40
Granted	—	—	—
Forfeited	(91,117)	5.71	5.71
Exercised	—	—	—
Balance at March 31, 2025	553,601	$2.50 to 31.60	$18.16

Balance at January 1, 2024	644,718	$2.50 to 31.60	$16.40
Granted	—	—	—
Forfeited	—	—	—
Exercised	—	—	—
Balance at March 31, 2024	644,718	$2.50 to 31.60	$16.40

NOTE 12 – SEGMENT INFORMATION

Research and development activities are conducted through our wholly owned subsidiary, EYME Technologies, Ltd., in Israel. Geographic long-lived asset information presented below is based on the physical location of the assets at the reporting date. All of our revenues are derived from customers located in the United States.

Long-lived assets including capitalized software and operating lease right-of-use, by geographic region, are as follows at:

(in thousands)

	March 31, 2025	December 31, 2024
United States	$521	$596
Israel	94	141
Total long-lived assets	$615	$737

We operate as one operating segment. Our consolidated results represent the results of our one operating segment based on how our Chief Operating Decision Maker (“CODM), our Chief Executive Officer, views the business for purposes of evaluating financial performance, allocating resources, and making overall operating decisions.

The CODM reviews financial information on a consolidated basis and uses the segment performance measure of consolidated net loss to measure segment profit or loss. The accounting policies of our single reportable segment are the same as those for the consolidated financial statements. The level of disaggregation and amounts of significant segment expenses that are regularly provided to the CODM are the same as those presented in the consolidated statement of operations. Likewise, the measure of segment assets is reported on the consolidated balance sheets as total assets. The CODM does not regularly review asset information and therefore, we do not report asset information beyond what is presented in the consolidated balance sheets.

MARPAI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – RELATED PARTY TRANSACTIONS

In January 2024 and March 2024, we entered into securities purchase agreements with an entity controlled by our Chief Executive Officer, various directors, and certain executives. On January 16, 2024, we entered into a securities purchase agreement (the “Second SPA”) with certain Company insiders consisting of HillCour and one of our directors, pursuant to which we agreed to issue and sell 1,322,100 shares of common stock in a private placement, at a purchase price of $0.9201 per share (or the consolidated closing bid price of our common stock on Nasdaq as of January 16, 2024).

On March 7, 2024, we entered into a securities purchase agreement with HillCour pursuant to which we agreed to issue and sell 910,000 shares of common stock in a private placement, at a purchase price of $1.65 per share (or the consolidated closing bid price of our common stock on Nasdaq as of March 7, 2024).

NOTE 14 – ACCRUED EXPENSES

Accrued expenses consisted of the following:

(in thousands)

	March 31, 2025	December 31, 2024

Accrued payables	$1,073	$1,381
Employee compensation	610	504
Performance guarantee liabilities	103	247
Accrued bonuses	93	252
Other accrued expenses and liabilities	27	201
Accrued expenses	$1,906	$2,585

NOTE 15 – INCOME TAXES

The effective tax rate was 0% for the three months ended March 31, 2025 and 2024, due primarily to the full valuation allowance on deferred tax assets and other discrete items.

At December 31, 2024, we had federal and state net operating losses (“NOLs”) in the amount of approximately $58.7 million and $51.8 million. While the federal NOLs carryforward indefinitely, the Tax Cuts & Jobs Act of 2017 limits the amount of federal net operating loss utilized each year after December 31, 2020 to 80% of taxable income. The state NOLs begin to expire in 2031.

Income tax expense is recorded using the asset and liability method. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to temporary differences between amounts reported for income tax purposes and financial statement purposes, using current tax rates. A valuation allowance is recognized if it is anticipated that some or all of a deferred tax asset will not be realized. We must assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent that we believe that recovery is not likely, it must establish a valuation allowance. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.

At March 31, 2025 and 2024, there were $0 unrecognized tax benefits that if recognized would affect the annual effective tax rate.

We and our subsidiaries’ income tax returns since 2021 remain subject to examination by tax jurisdictions.

NOTE 16 – LITIGATION AND LOSS CONTINGENCIES

From time to time, we may be subject to other legal proceedings, claims, investigations, and government inquiries (collectively, legal proceedings) in the ordinary course of business. It may receive claims from third parties asserting, among other things, infringement of their intellectual property rights, defamation, labor and employment rights, privacy, and contractual rights. There are no currently pending legal proceedings that we believe will have a material adverse impact on our business or condensed consolidated financial statements.

NOTE 17 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date the unaudited condensed consolidated financial statements were available for issuance.

On May 13, 2025, our Board of Directors appointed Dallas Scrip, age 42, as Chief Operating Officer of the Company, effective as of June 2, 2025.

On May 13, 2025, we issued 730,000 shares of common stock pursuant to a private placement offering, at a purchase price of $1.00 per share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF MARPAI, INC.

As used in this quarterly report on Form 10-Q (this “Quarterly Report”), the terms “we”, “us”, “our”, the “Company”, and “Marpai” mean Marpai, Inc., and our wholly owned subsidiaries, Marpai Captive Inc. (“Marpai Captive”), Marpai Administrators LLC (formerly known as Continental Benefits, LLC) (“Marpai Administrators”), Maestro Health, LLC (“Maestro Health”), and Marpai Health, Inc. (“Marpai Health”) and our wholly owned Israeli subsidiary EYME Technologies, Ltd. (“EYME”), unless otherwise indicated or required by the context.

Special Note Regarding Forward-Looking Statements

This Quarterly Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performances, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performances or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to Part II, Item 1A of this Quarterly report and the Risk Factors section of our Annual Report on Form 10-K, filed on March 27, 2025 with the U.S. Securities and Exchange Commission (the “SEC”).

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information.

Our securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

On May 24, 2024, we informed the staff of the Nasdaq Stock Market LLC of our intention to withdraw from the Nasdaq hearings process and transition the listing of our common shares from the Nasdaq Capital Market (“Nasdaq”) and have our shares of common stock quoted on the OTCQX Market (“OTCQX”). Our common stock was suspended from trading on Nasdaq effective at the opening of trading on Wednesday, May 29, 2024, and commenced trading on OTCQX immediately thereafter.

Overview

We are a technology platform company which operates subsidiaries that provide third party administration (“TPA”) and value-oriented health plan services to employers that directly pay for employee health benefits. Our mission is to positively change healthcare for the benefit of (i) our clients who are self-insured employers that pay for their employees’ healthcare benefits and engage us to administer the latter’s healthcare claims, and we refer to them as our “Clients”, (ii) employees and their family members who receive these healthcare benefits from our Clients, and we refer to them as our “Members”, and (iii) healthcare providers including, doctors, doctor groups, hospitals, clinics, and any other entities providing healthcare services or products, and we refer to them as the “Providers.” We provide affordable, intelligent, healthcare programs for self-insured employers in the U.S. We provide administrative services, and act as TPA to self-insured employers who provide healthcare benefits to their employees. Most of our Clients are small and medium-sized companies as well as local government entities.

Based on our current financial condition, our Board of Directors (the “Board”), supported by our management team, is considering exploring strategic alternatives focused on maximizing shareholder value. Strategic alternatives may include, among others, a strategic investment financing which would allow us to pursue our current business plan to commercialize our products, a business combination such as a merger with another party, or a sale of the Company.

Representation in the Financial Statements of Marpai, Inc.

The unaudited condensed consolidated financial statements of Marpai, Inc and the discussion of the results of our operations in this Quarterly Report, reflect the results of the operations of Marpai for all periods presented. The results for the three months ended March 31, 2025, as applicable, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

The following tables set forth our consolidated results of operations for the periods indicated.

(dollars in thousands)

	Three Months Ended March 31,
	2025	2024	Change	%

Revenue	$5,418	$7,385	$(1,967)	(26.6)%
Costs and expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below)	3,484	4,871	(1,387)	(28.5)%
General and administrative	2,283	3,421	(1,138)	(33.3)%
Information technology	1,390	1,124	266	23.7%
Sales and marketing	245	602	(357)	(59.3)%
Research and development	7	7	0	0.0%
Depreciation and amortization	107	951	(844)	(88.7)%
Facilities	152	474	(322)	(67.9)%
Total costs and expenses	7,668	11,450	(3,782)	(33.0)%
Operating loss	(2,250)	(4,065)	1,815	(44.6)%
Other income and (expenses)
Other income, net	—	120	(120)	(100.0)%
Interest expense, net	(819)	(398)	(421)	105.8%
Foreign loss gain	—	(3)	3	(100.0)%
Total other expense	(819)	(281)	(538)	191.5%
Loss before income taxes	(3,069)	(4,346)	1,277	(29.4)%
Income tax expense	—	—	—	—
Net loss	$(3,069)	$(4,346)	$1,277	(29.4)%
Net loss per share, basic and fully diluted	$(0.21)	$(0.46)	$0.25	(54.3)%

Revenues and Cost of Revenue

During the three months ended March 31, 2025 and 2024, our total revenue was $5.4 million and $7.4 million, respectively, representing a decrease in revenue of $2.0 million. The decline is primarily due to customer turnover. The market is evolving, and we are adapting our approach to better serve our customers’ needs. While we have seen some customer turnover, we are confident that our new initiatives will lead to long-term revenue growth.

Total revenues consist of fees that we charge our customers in consideration for administering their self-insured healthcare plans as well as fees that we receive for ancillary services such as care management, case management, cost containment services, and other services provided to our customers by us or other vendors.

During the three months ended March 31, 2025 and 2024, our cost of revenue exclusive of depreciation and amortization was $3.5 million and $4.9 million, respectively, representing a decrease of $1.4 million, which is in line with the decrease in revenue.

Total cost of revenues consists of (i) service fees, which primarily include vendor fees associated with the client’s benefit program selections, (ii) the direct labor cost associated with claim management and processing services, and (iii) direct labor costs associated with providing customer support and services to the clients, members, and other external stakeholders.

General and Administrative Expenses

We incurred $2.3 million of general and administrative expenses for the three months ended March 31, 2025, compared to $3.4 million for the three months ended March 31, 2024, a decrease of $1.1 million. The reason for the decrease is due to the actions taken throughout 2024 to align the two TPA companies into one.

Information Technology Expenses

We incurred $1.4 million of information technology expenses for the three months ended March 31, 2025, compared to $1.1 million for the three months ended March 31, 2024, an increase of $266 thousand. This increase is due to the change in two departments core functions aligning their tasks with information technology tasks and away from general and administrative tasks.

Sales and Marketing Expenses

We incurred $245 thousand of sales and marketing expenses for the three months ended March 31, 2025, compared to $602 thousand for the three months ended March 31, 2024, a decrease of $357 thousand. The reason for the decrease is due to the actions taken in the second quarter of 2024, including a headcount reduction, to strategically realign our focus and eliminate certain departments to improve overall efficiency and resource allocation.

Research and Development Expenses

We incurred $7 thousand of research and development expenses for the three months ended March 31, 2025 and 2024.

Depreciation and Amortization

We incurred $107 thousand of depreciation and amortization expenses for the three months ended March 31, 2025, compared to $951 thousand for the three months ended March 31, 2024, a decrease of $844 thousand. This decrease was primarily due to the impairment of intangibles in September 2024 and the elimination of fixed assets in November 2024.

Facilities expenses

We incurred facilities expenses of $152 thousand for the three months ended March 31, 2025, compared to facilities expenses of $474 thousand for the three months ended March 31, 2024. The decrease in facilities expenses was due to the strategic decommissioning of unutilized facilities.

Interest Expense, net

We incurred $819 thousand of net interest expense for the three months ended March 31, 2025, compared to $398 thousand for the three months ended March 31, 2024, an increase of $421 thousand. Interest expense increased primarily due to the debt to JGB Collateral LLC (“JGB”) which was partially offset by the decrease in interest due to AXA S.A., a French société anonyme (“AXA”) for the acquisition of Maestro being partially paid down.

Liquidity and Capital Resources

As of March 31,2025, we had an accumulated deficit of approximately $101.9 million, unrestricted cash and cash equivalents of approximately $729 thousand and negative working capital of approximately $6.9 million. For the three months ended March 31, 2025, we recognized a net loss of approximately $3.1 million and negative cash flows from operations of approximately $115 thousand.

We have spent most of our cash resources on funding our operating activities. Through March 31, 2025, we have financed our operations primarily with the proceeds from loans, the issuance of convertible promissory notes and warrants, and sales of our equity securities.

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

On March 7, 2024, we entered into a securities purchase agreement with HillCour pursuant to which we sold 910,000 shares of common stock in a private placement to HillCour, at a purchase price of $1.65 per share.

On April 15, 2024, we entered into a Securities Purchase Agreement (the “JGB Purchase Agreement”) with each of the purchasers that are parties thereto (the “Purchasers”) and JGB Collateral LLC (“JGB”), a Delaware limited liability company, as collateral agent for the Purchasers (the “Agent”). Pursuant to the terms of the JGB Purchase Agreement, on April 15, 2024, we issued Senior Secured Convertible Debentures due on April 15, 2027 for a principal sum of $11.83 million, subject to the redemption of $5 million at our election (the “Debentures”). In accordance with the JGB Purchase Agreement, JGB purchased an aggregate of $6.35 million in principal amount of the Debentures. On June 21, 2024, we elected not to redeem an additional $5 million of the Debentures with JGB. On December 30, 2024, we entered into amendments to the Purchase Agreement (the “Amendment Agreement”) and the Debentures (each, a “Debenture Amendment” and collectively, the “Debenture Amendments”) with the Purchasers and the Agent, to, among other things, sell Debentures up to an additional aggregate principal amount of $5.4 million, for a total purchase price of $5.0 million (the “Additional Investment”). Pursuant to the terms of the Amendment Agreement and the Debenture Amendments, a total of $2.0 million of the Additional Investment was delivered to the Company at closing, and the balance of $3.0 million of the Additional Investment was being held in escrow pending satisfaction of certain terms and conditions specified in the Amendment Agreement and the Debenture Amendments. On January 17, 2025, we received proceeds of $3.0 million from an additional investment by JGB that had been held in escrow.

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

On May 13, 2025, we entered into a securities purchase agreement with accredited investors, pursuant to which we agreed to issue and sell an aggregate of 730,000 shares of our common stock in a private placement, at a purchase price of $1.00 per share. The offering is expected to close on or about May 14, 2025.

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

Cash Flows

The following tables summarizes selected information about our sources and uses of cash and cash equivalents for the three months ended March 31, 2025 and 2024:

Comparison of the Three months Ended March 31, 2025 and 2024

(in thousands)

	Three months Ended March 31,
	2025	2024
Net cash provided used in operating activities	$(115)	$(3,585)
Net cash provided by investing activities	500	—
Net cash provided by financing activities	1,892	3,705
Net increase in cash and cash equivalents and restricted cash	$2,277	$120

Net Cash Used in Operating Activities

Net cash used in operating activities totaled $115 thousand for the three months ended March 31, 2025, and $3.6 million for the three months ended March 31, 2024. The primary reason for the improvement was the reduction in our net loss from the prior year. Net cash provided by operating activities was primarily driven by our net loss for the period of $3.1 million, net of (i) non-cash items totaling $1.2 million and (ii) an increase in net working capital items amounting to $1.8 million.

Net Cash Provided by Investing Activities

A total of $500 thousand was provided by investing activities for the three months ended March, 31, 2025. The net cash provided by investing activities was due to the collection of cash for the sale of a business unit.

 Net Cash Provided by Financing Activities

A total of $1.9 million was received from financing activities during the three months ended March 31, 2025, a decrease of $1.8 million compared to $3.7 million for the three months ended March 31, 2024. The net proceeds for 2025 were provided from senior secured convertible debentures issued on April 15, 2024, in the amount of $2.3 million, partially offset by the repayment of the AXA loan of $196 thousand. The net proceeds for 2024 were provided from the public offering of common stock of $2.7 million, proceeds from the sale of future cash receipts on accounts receivable of $1.5 million partially offset by the repayment of a loan from AXA of $474 thousand, and payments to the buyer of receivables of $57 thousand.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. The preparation of these condensed consolidated financial statements requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the applicable periods. We evaluate our estimates, assumptions and judgments on an ongoing basis. Our estimates, assumptions and judgments are based on historical experience and various other factors that we believe to be reasonable under the circumstances. Different assumptions and judgments would change the estimates used in the preparation of our condensed consolidated financial statements, which, in turn, could change the results from those reported.

See Note 4 to our condensed consolidated financial statements included in this Quarterly Report for a description of the significant accounting policies that we use to prepare our unaudited interim condensed consolidated financial statements.

New Accounting Pronouncements

We have considered recently issued accounting pronouncements and are currently evaluating the impact the adoption of such pronouncements will have on our condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign exchange risk

The cash generated from revenue is denominated in U.S. Dollars. Our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations, which are in the United States and Israel. Our results of current and future operations and cash flows are therefore subject to fluctuations due to changes in the exchange rate of the New Israeli Shekel (“NIS”). The effect of a hypothetical 10% change in the exchange rate of the NIS versus the U.S. Dollar would not have had a material impact on our historical condensed consolidated financial statements for the three months ended March 31, 2025. To date we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes or is expected to become more significant.

Interest rate risk

We had cash and cash equivalents balances of $729 thousand and $764 thousand on March 31, 2025 and December 31, 2024, respectively. Currently, management does not view this exposure to be a significant risk.

Inflation Risk

Inflation generally affects us by increasing our labor costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2025.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer , Chief Financial Officer and Accounting Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period ended March 31, 2025. Based on this evaluation, our Chief Executive Officer, Chief Financial Officer and Accounting Officer have concluded that, during the period covered by this Quarterly Report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter ended March 31, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed below and in Part I, “Item 1A. Risk Factors” in our 2024 Annual Report, which could materially affect our business, financial condition or future results.

Currently, our revenues are concentrated with a few major customers and our revenues may decrease significantly if we were to lose those major customers.

Due to our limited operating history, we have a limited customer base and have depended on a few major customer for a significant portion of our revenue. For the three month period ended March 31, 2025, we had no single customer that accounted for more than 10% of total revenue. For the three month period ended March 31, 2024, we had one customer that accounted for 15.0% of total revenue. As of March 31, 2025, two of our customers accounted for 35.4%, and 28.1% of accounts receivable. As of December 31, 2024, two customers accounted for 38.2% and 15.6% of accounts receivable.

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

Item 5. Other Information.

On May 13, 2025, we entered into a securities purchase agreement with accredited investors, pursuant to which we agreed to issue and sell an aggregate of 730,000 shares of our common stock in a private placement, at a purchase price of $1.00 per share. The offering is expected to close on or about May 14, 2025. We claimed exemption from registration under the Securities Act of 1933, as amended, for the foregoing transactions under Section 4(a)(2) and/or Rule 506(b) of Regulation D promulgated thereunder.

Item 6. Exhibits.

Exhibit No.	Description
10.1*	Form of Securities Purchase Agreement, dated May 13, 2025
10.2	Offer Letter, dated May 1, 2025, by and between Marpai, Inc. and Dallas Scrip (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 13, 2025).
31.1*	Certification Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2*	Certification Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1**	Certification Statement of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2**	Certification Statement of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101**	Interactive Data Files
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARPAI, INC.

Date: May 14, 2025		/s/ Damien Lamendola
	Name:	Damien Lamendola
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Steve Johnson
	Name:	Steve Johnson
	Title	Chief Financial Officer
(Principal Financial and Accounting Officer)