Form 10-Q
period 2025-06-30
Marpai, Inc.
filed 2025-08-13
CIK 1844392

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of August 13, 2025, there were 17,270,034 shares of the Company’s common stock, par value $0.0001 per share, outstanding.

MARPAI, INC.

i

PART I — FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements.

MARPAI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$619	$764
Restricted cash	7,661	8,468
Accounts receivable, net of allowance for credit losses of $1 and $1 as of June 30, 2025, and December 31, 2024, respectively	548	837
Unbilled receivables	914	569
Due from buyer for sale of business unit	—	500
Prepaid expenses and other current assets	590	759
Total current assets	10,332	11,897

Capitalized software, net	227	441
Operating lease right-of-use assets	265	296
Security deposits	229	229
Other long-term asset	8	15
Total assets	$11,061	$12,878
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$3,588	$3,109
Accrued expenses	2,069	2,585
Accrued fiduciary obligations	7,179	6,308
Deferred revenue	743	625
Current portion of operating lease liabilities	250	244
Current portion of convertible debentures, net	3,037	3,106
Other short-term liabilities	2,868	3,005
Total current liabilities	19,734	18,982

Other long-term liabilities	15,719	14,891
Convertible debentures, net of current portion	7,311	5,921
Operating lease liabilities, net of current portion	664	793
Total liabilities	43,428	40,587
COMMITMENTS AND CONTINGENCIES (Note 16)
STOCKHOLDERS’ DEFICIT
Common stock, $0.0001 par value, 227,791,050 shares authorized; 16,536,186 shares and 14,237,176 shares issued and outstanding at June 30, 2025, and December 31, 2024, respectively	2	1
Additional paid-in capital	73,905	71,124
Accumulated deficit	(106,274)	(98,834)
Total stockholders’ deficit	(32,367)	(27,709)
Total liabilities and stockholders’ deficit	$11,061	$12,878

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARPAI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenue	$4,656	$7,189	$10,074	$14,574
Costs and expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below)	3,910	5,174	7,395	10,045
General and administrative	2,483	3,721	4,766	7,142
Information technology	1,291	1,210	2,681	2,334
Sales and marketing	312	436	556	1,038
Research and development	—	8	7	15
Depreciation and amortization	107	914	214	1,865
Impairment of goodwill and intangible assets	—	7,588	—	7,588
Facilities	160	411	311	885
Total costs and expenses	8,263	19,462	15,930	30,912
Operating loss	(3,607)	(12,273)	(5,856)	(16,338)
Other income (expenses)
Other income	49	120	49	240
Interest expense, net	(813)	(872)	(1,633)	(1,270)
Foreign exchange loss	—	(1)	—	(4)
Loss before provision for income taxes	(4,371)	(13,026)	(7,440)	(17,372)
Income tax expense	—	—	—	—
Net loss	$(4,371)	$(13,026)	$(7,440)	$(17,372)
Net loss per share, basic and fully diluted	$(0.28)	$(1.23)	$(0.49)	$(1.73)
Weighted average shares of common stock outstanding, basic and diluted	15,503,132	10,626,516	15,140,332	10,016,146

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARPAI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

(in thousands, except share data)

	Common Stock		Additional Paid- In	Accumulated	Total Stockholders’
Three months ended June 30, 2025	Shares	Amount	Capital	Deficit	Deficit
Balance, April 1, 2025	14,896,686	$1	$71,698	$(101,903)	$(30,204)
Share-based compensation	-	-	469	-	469
Issuance of common stock upon vesting of restricted stock units	184,500	-	-	-	-
Issuance of common stock to vendors in exchange for services	725,000	-	1,008	-	1,008
Issuance of privately placed shares	730,000	1	730	-	731
Net loss	-	-	-	(4,371)	(4,371)
Balance, June 30, 2025	16,536,186	$2	$73,905	$(106,274)	$(32,367)

Three months ended June 30, 2024
Balance, April 1, 2024	10,308,038	$1	$66,595	$(81,092)	$(14,496)
Share-based compensation	-	-	1,860	-	1,860
Issuance of common stock upon vesting of restricted stock units	729,000	-	-	-	-
Net loss	-	-	-	(13,026)	(13,026)
Balance, June 30, 2024	11,037,038	$1	$68,455	$(94,118)	$(25,662)

Six months ended June 30, 2025
Balance, January 1, 2025	14,237,176	$1	$71,124	$(98,834)	$(27,709)
Share-based compensation	-	-	1,043	-	1,043
Issuance of common stock upon vesting of restricted stock units	844,010	-	-	-	-
Issuance of common stock to vendors in exchange for services	725,000	-	1,008	-	1,008
Issuance of privately placed shares	730,000	1	730	-	731
Net loss	-	-	-	(7,440)	(7,440)
Balance, June 30, 2025	16,536,186	$2	$73,905	$(106,274)	$(32,367)

Six months ended June 30, 2024
Balance, January 1, 2024	7,960,938	$1	$63,307	$(76,746)	$(13,438)
Share-based compensation	-	-	2,421	-	2,421
Issuance of common stock upon vesting of restricted stock units	844,000	-	-	-	-
Issuance of privately placed shares	2,232,100	-	2,727	-	2,727
Net loss	-	-	-	(17,372)	(17,372)
Balance, June 30, 2024	11,037,038	$1	$68,455	$(94,118)	$(25,662)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARPAI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six months ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(7,440)	$(17,372)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	214	1,865
Loss on sale of receivables	—	306
Share-based compensation	1,043	2,421
Amortization of right-of-use asset	31	120
Non-cash interest	914	646
Amortization of debt premium and debt issuance costs	(17)	62
Impairment of goodwill and intangible assets	—	7,588
Issuance of common stock to vendors in exchange for services	1,008	—
Changes in operating assets and liabilities:
Accounts receivable and unbilled receivables	(56)	519
Prepaid expenses and other assets	176	(66)
Accounts payable	479	(1,477)
Accrued expenses	(516)	(173)
Accrued fiduciary obligations	871	(1,625)
Operating lease liabilities	(123)	(250)
Other liabilities	92	731
Net cash used in operating activities	(3,324)	(6,705)
Cash flows from investing activities:
Proceeds from sale of business unit	500	—
Net cash provided by investing activities	500	—
Cash flows from financing activities:
Proceeds from sale of future cash receipts on accounts receivable	—	1,509
Proceeds from issuance of convertible debentures (Note 7)	3,000	5,978
Payments of debt issuance costs	(162)	(499)
Payments to buyer of receivables	—	(1,816)
Payments on convertible debentures (Note 7)	(1,500)	—
Payments to seller for acquisition	(196)	(631)
Proceeds from issuance of common stock in a private offering, net	730	2,727
Net cash provided by financing activities	1,872	7,268

Net (decrease) increase in cash, cash equivalents and restricted cash	(952)	563

Cash, cash equivalents and restricted cash at beginning of period	9,232	13,492
Cash, cash equivalents and restricted cash at end of period	$8,280	$14,055

Reconciliation of cash, cash equivalents, and restricted cash reported in the condensed consolidated balance sheet
Cash and cash equivalents	$619	$1,293
Restricted cash	7,661	12,762
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statement of cash flows	$8,280	$14,055
Supplemental disclosure of cash flow information
Cash paid for interest	$781	$1,259

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

We continue to monitor the effects of the global macroeconomic environment, including increasing inflationary pressures; supply chain disruptions; tariffs levied by the Trump Administration, social and political issues; regulatory matters, geopolitical tensions; and global security issues. We are also mindful of inflationary pressures on our cost base and are monitoring the impact on customer preferences.

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

The accompanying condensed consolidated financial statements include our accounts and those of our wholly owned subsidiaries.

NOTE 3 – LIQUIDITY AND GOING CONCERN

As shown in the accompanying unaudited interim condensed consolidated financial statements as of June 30, 2025, we had an accumulated deficit of approximately $106.3 million and negative working capital of approximately $9.4 million. At June 30, 2025, we had long term debt of approximately $23.0 million and approximately $619 thousand of unrestricted cash on hand. For the six months ended June 30, 2025, we recognized a net loss of approximately $7.4 million and negative cash flows from operations of approximately $3.3 million. We have met our cash needs primarily through proceeds from issuing convertible notes, warrants, and shares of our Class A common stock, par value $0.0001 per share (the “common stock”), as well as borrowing from various lenders.

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

Concentrations of Credit Risk

For the three month period ended June 30, 2025, we had no single customer that accounted for more than 10% of total revenue. For the three month period ended June 30, 2024, we had one customer that accounted for 16.6% of total revenue. For the six-month period ended June 30, 2025, no customers accounted for more than 10% of our total revenue. For the six-month period ended June 30, 2024, we had one customer that accounted for 15.8% of our total revenue. At June 30, 2025, three customers accounted for 34.8%, 12.0% and 11.4% of accounts receivable, respectively. At December 31, 2024, two customers accounted for 38.2% and 15.6% of accounts receivable, respectively.

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

Revenue Recognition

Third Party Administrator Revenue

Revenue is recognized when control of the promised services is transferred to our customers in an amount that reflects the consideration expected to be entitled to in exchange for those services. As we complete our performance obligations, we have an unconditional right to consideration, as outlined in our contracts.

Contract Balances

At June 30, 2025 and December 31, 2024, the balances of our accounts receivable from contracts with customers, net of related allowances for credit losses, were $548 thousand and $837 thousand, respectively, and the balance of our unbilled receivables from contracts with customers were $914 thousand and $569 thousand, respectively. When we receive consideration from a customer prior to providing services to the customer under the terms of the customer contracts, we record deferred revenue on our condensed consolidated balance sheet, which represents a contract liability. At June 30, 2025 and December 31, 2024, the balance of deferred revenue was $743 thousand and $625 thousand, respectively. The full deferred revenue balance as of December 31, 2024 was recognized during the six months ended June 30, 2025. We anticipate that we will satisfy all of our performance obligations associated with our contract liabilities within a year.

We also provide certain performance guarantees under contracts with customers. Customers may be entitled to receive compensation if we fail to meet the guarantees. Actual performance is compared to the contractual guarantee for each measure throughout the period. We had performance guarantee liabilities of $123 thousand and $247 thousand as of June 30, 2025 and December 31, 2024, respectively, which are included in accrued expenses on the accompanying condensed consolidated balance sheets.

MARPAI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Significant Payment Terms

Generally, our accounts receivable are expected to be collected within 30 days. Invoices for services are typically sent to the customer on the 15th day of the month prior to the service month with a 10-day payment term. We do not offer discounts if the customer pays some or all of the invoiced amount prior to the due date.

Consideration paid for services rendered by us is nonrefundable. Therefore, at the time revenue is recognized, we do not estimate expected refunds for services.

We use the practical expedient and do not account for significant financing components because the period between recognition and collection does not exceed one year for all of our contracts.

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

Determining and Allocating the Transaction Price

The transaction price of a contract is the amount of consideration to which we expect to be entitled in exchange for providing promised services to a customer.

To determine the transaction price of a contract, we consider our customary business practices and the terms of the contract. For the purpose of determining transaction prices, we assume that the services will be provided to the customer as promised in accordance with existing contracts and that the contracts will not be canceled, renewed, or modified.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of outstanding shares of common stock for the period, considering the effect of participating securities. Diluted earnings (loss) per share is calculated by dividing net earnings (loss) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. During the periods when they are anti-dilutive, shares of common stock equivalents, if any, are not considered in the computation. At June 30, 2025 and 2024, there were 4,756,572 and 4,811,192 common stock equivalents, respectively. For the six months ended June 30, 2025 and 2024, these potential shares were excluded from the shares used to calculate diluted net loss per share as their effect would have been antidilutive.

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

MARPAI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – CAPITALIZED SOFTWARE

Capitalized software consists of the following at:

(in thousands)

	June 30, 2025	December 31, 2024
Capitalized software	$3,835	$7,085
Accumulated amortization	(3,608)	(6,644)
Capitalized software, net	$227	$441

Amortization expense was $214 thousand and $1.2 million for the six months ended June 30, 2025 and 2024, respectively.

Amortization expense was $107 thousand and $579 thousand for the three months ended June 30, 2025 and 2024, respectively.

NOTE 6 – LOSS AND LOSS ADJUSTMENT EXPENSES

The following tables shows changes in aggregate reserves for our loss and loss adjustment expenses:

(in thousands)

	2025	2024
Net reserves at April 1,	$28	$236
Incurred loss and loss adjustment expenses
Provisions for insured events of the current year	-	4
Change in provision for insured events of prior year	-	-
Total incurred loss and loss adjustment expense	-	4
Payments
Loss and loss adjustment expenses attributable to insured events of the current year	-	2
Loss and loss adjustment expenses attributable to insured events of the prior year	-	52
Total payments	-	54
Net reserves at June 30,	$28	$186

	2025	2024
Net reserves at January 1,	$201	$266
Incurred loss and loss adjustment expenses
Provisions for insured events of the current year	-	8
Change in provision for insured events of prior year	(161)	90
Total incurred loss and loss adjustment expense	(161)	98
Payments
Loss and loss adjustment expenses attributable to insured events of the current year	-	7
Loss and loss adjustment expenses attributable to insured events of the prior year	12	171
Total payments	12	178
Net reserves at June 30,	$28	$186

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

On December 30, 2024, we entered into amendments to the JGB Purchase Agreement (the “Amendment Agreement”) and the Debentures (each, a “Debenture Amendment” and collectively, the “Debenture Amendments”), with the Purchasers, the Agent and the other parties thereto, as applicable, to, among other things, sell Debentures up to an additional aggregate principal amount of $5.4 million, for total proceeds of $5 million (the “Additional Investment”). Pursuant to the terms of the Amendment Agreement and the Debenture Amendments, $2.0 million of the Additional Investment was delivered to us at closing, and the remaining $3.0 million of the Additional Investment was held in escrow pending satisfaction of certain terms and conditions specified in the Amendment Agreement and the Debenture Amendments. On January 17, 2025, we received proceeds of $3.0 million from the Additional Investment that had been held in escrow pending satisfaction of certain terms and conditions specified in the Amendment Agreement and the Debenture Amendments.

Pursuant to the Debenture Amendments, the Debentures bear interest at an annual rate of 14%, require monthly principal payments of $250 thousand beginning in January 2025, and have a maturity date of April 15, 2027. The first $6.8 million is convertible, in whole or in part, at any time after their issuance date at the option of the Purchasers, into shares of our common stock at a conversion price equal to $3.00 per share (the “Conversion Price”), subject to adjustment as set forth in the Debentures. The Conversion Price of the Debentures is subject to anti-dilution protection upon subsequent equity issuances, subject to certain exceptions, provided that the Conversion Price shall not be adjusted to a price less than $2.23 per share, the closing price of our common stock on the Trading Market on the day immediately preceding the Closing Date. The Additional Investment is not subject to any conversion features. The obligations as disclosed above were unchanged.

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

As of June 30, 2025, the net carrying amount of the Debentures is $10.3 million, of which $3.0 million is short-term. The loan has unamortized debt premium and issuance costs of $292 thousand and $230 thousand, respectively. The estimated fair value (Level 3) of the convertible debt instrument was $10.3 million as of June 30, 2025. During 2025, we made total principal payments of $1.5 million, while the interest of $781 thousand was paid as it was incurred.

Our future loan payments, which are presented as current portion of convertible debentures, net and convertible debentures, net of current portion on our accompanying unaudited condensed consolidated balance sheet as of June 30, 2025, are as follows:

June 30, 2025
Convertible debenture principal	$10,286
Unamortized debt premium and issuance costs	62
Outstanding balance, net	10,348
Less: current portion	(3,037)
Long-term portion	$7,311

MARPAI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – OTHER LIABILITIES

Other liabilities consisted of the following:

(in thousands)

	June 30, 2025	December 31, 2024

Due to AXA (current and long-term)	$18,503	$17,788
Sublease security deposit	84	108
Other liabilities	$18,587	$17,896

As of June 30, 2025, we had $18.5 million in outstanding liabilities due to AXA S.A., a French société anonyme (“AXA”) in connection with our acquisition of Maestro Health on November 1, 2022. The liability is due to AXA by December 31, 2028. Included in the balance is accrued interest of $4.5 million and $3.6 million as of June 30, 2025 and December 31, 2024, respectively

Our future payments to AXA, which are presented as other short-term liabilities and other long-term liabilities on our accompanying unaudited condensed consolidated balance sheet as of June 30, 2025, are as follows:

(in thousands)

June 30, 2025
Outstanding balance	$18,503
Less: current portion	(2,809)
Long-term portion	$15,694

NOTE 9 – REVENUE

Disaggregation of Revenue

The following tables illustrates the disaggregation of revenue by similar services:

For the six months ended:

(in thousands)

	June 30, 2025	June 30, 2024
TPA services	$10,081	$14,520
Captive insurance	(7)	54
Total	$10,074	$14,574

For the three months ended:

(in thousands)

	June 30, 2025	June 30, 2024
TPA services	$4,656	$7,168
Captive insurance	-	21
Total	$4,656	$7,189

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

Stock Options

There were no options granted for the six months ended June 30, 2025 and 2024.

The following table summarizes the stock option activity for the six months ended June 30, 2025:

(in thousands except share and per share data)

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at January 1, 2025	1,145,639	$3.32	6.70	$—
Granted	—	—
Forfeited/Cancelled	(344,014)	5.85
Exercised	—	—
Balance at June 30, 2025	801,625	$2.23	5.95	$160
Exercisable at June 30, 2025	715,804	$2.22	5.72	$160

MARPAI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes our non-vested stock options:

	Non-vested Options	Weighted- Average Grant Date
	Outstanding	Fair Value
Balance at January 1, 2025	159,605	$1.67
Options granted	—	—
Options forfeited/cancelled	(26,195)	1.72
Options exercised	—	—
Options vested	(47,589)	1.66
Balance at June 30, 2025	85,821	$1.59

For the three months ended June 30, 2025 and 2024, we recognized $33 thousand and $94 thousand of stock compensation expense relating to stock options, respectively. For the six months ended June 30, 2025 and 2024, we recognized $79 thousand and $215 thousand of stock compensation expense relating to stock options, respectively. As of June 30, 2025, there was $133 thousand of unrecognized stock compensation expense related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately 1.8 years.

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

On June 9, 2025, the compensation committee of the Board granted various employees RSU awards, under which the holders have the right to receive an aggregate of 700,000 shares of our common stock. A portion of these awards vested on the date of grant and the rest will vest over the next three years, or upon the Company meeting certain milestones.

The following table summarizes the restricted stock units activity for the six months ended June 30, 2025:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share
Outstanding at January 1, 2025	1,320,000	$1.94
Granted	1,382,000	1.12
Forfeited/cancelled	—	—
Vested	(851,500)	1.55
Outstanding at June 30, 2025	1,850,500	$1.51

For the three months ended June 30, 2025 and 2024, we recognized $436 thousand and $1.1 million of stock compensation expense relating to RSUs, respectively. For the six months ended June 30, 2025 and 2024, we recognized $964 thousand and $1.5 million of stock compensation expense relating to RSUs, respectively. As of June 30, 2025, there was $1.5 million of unrecognized compensation expense remaining related to unvested time-vested RSUs. That cost is expected to be recognized over a weighted-average period of approximately 1.6 years.

MARPAI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – WARRANTS

We have issued warrants as part of equity offerings and severance packages.

The table below summarizes our warrant activities:

	Number of Warrants to Purchase Common Shares	Exercise Price Range Per Share	Weighted Average Exercise Price
Balance at January 1, 2025	644,718	$2.50 to 31.60	$16.40
Granted	—	—	—
Forfeited	(91,117)	5.71	5.71
Exercised	—	—	—
Balance at June 30, 2025	553,601	$2.50 to 31.60	$18.16

Balance at January 1, 2024	644,718	$2.50 to 31.60	$16.40
Granted	—	—	—
Forfeited	—	—	—
Exercised	—	—	—
Balance at June 30, 2024	644,718	$2.50 to 31.60	$16.40

NOTE 12 – SEGMENT INFORMATION

Research and development activities are conducted through our wholly owned subsidiary, EYME Technologies, Ltd., in Israel. Geographic long-lived asset information presented below is based on the physical location of the assets at the reporting date. All of our revenues are derived from customers located in the United States.

Long-lived assets including capitalized software and operating lease right-of-use, by geographic region, are as follows at:

(in thousands)

	June 30, 2025	December 31, 2024
United States	$445	$596
Israel	47	141
Total long-lived assets	$492	$737

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

MARPAI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – RELATED PARTY TRANSACTIONS

In January 2024 and March 2024, we entered into securities purchase agreements with an entity controlled by our Chief Executive Officer, various directors, and certain executives. On January 16, 2024, we entered into a securities purchase agreement (the “Second SPA”) with certain Company insiders consisting of HillCour Investment Fund LLC (“HillCour”), an entity controlled by our Chief Executive Officer, and one of our directors, pursuant to which we agreed to issue and sell 1,322,100 shares of common stock in a private placement, at a purchase price of $0.9201 per share (or the consolidated closing bid price of our common stock on Nasdaq as of January 16, 2024).

On March 7, 2024, we entered into a securities purchase agreement with HillCour pursuant to which we agreed to issue and sell 910,000 shares of common stock in a private placement, at a purchase price of $1.65 per share (or the consolidated closing bid price of our common stock on Nasdaq as of March 7, 2024).

NOTE 14 – ACCRUED EXPENSES

Accrued expenses consisted of the following:

(in thousands)

	June 30, 2025	December 31, 2024

Accrued payables	$1,039	$1,381
Employee compensation	723	504
Performance guarantee liabilities	123	247
Accrued bonuses	157	252
Other accrued expenses and liabilities	27	201
Accrued expenses	$2,069	$2,585

NOTE 15 – INCOME TAXES

The effective tax rate was 0% for the three and six months ended June 30, 2025 and 2024, due primarily to the full valuation allowance on deferred tax assets and other discrete items.

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

MARPAI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At June 30, 2025 and 2024, there were $0 unrecognized tax benefits that if recognized would affect the annual effective tax rate.

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

On July 4, 2025, President Donald J. Trump signed into law H.R. 1, the “One Big Beautiful Bill Act” (“The Act”). The Act includes many significant provisions, such as permanent extension of certain provisions of the Tax Cuts and Jobs Act, modifications to international tax provisions, and restoration of expensing for domestic research and development, among others. Certain provisions which impact the Company are effective starting in 2025, while others are not effective until 2026. The Company is currently evaluating the impact that The Act will have on its consolidated financial statements.

On July 17, 2025, we entered into a Securities Purchase Agreement with two investors, including HillCour, an entity controlled by our Chief Executive Officer, pursuant to which we agreed to issue and sell an aggregate of 130,208 shares of our common stock (of which HillCour purchased 86,805 shares of common stock) in a private placement, at a purchase price of $1.152 per share.

On July 29, 2025, we entered into a Securities Purchase Agreement with three investors, including HillCour, an entity controlled by our Chief Executive Officer, pursuant to which we agreed to issue and sell an aggregate of 603,640 shares of our common stock (of which HillCour purchased 371,470 shares of common stock) in a private placement, at a purchase price of $1.0768 per share.

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

Representation in the Financial Statements of Marpai, Inc.

The unaudited condensed consolidated financial statements of Marpai, Inc and the discussion of the results of our operations in this Quarterly Report, reflect the results of the operations of Marpai for all periods presented. The results for the three and six months ended June 30, 2025, as applicable, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2025 and 2024

The following tables set forth our consolidated results of operations for the periods indicated.

(dollars in thousands)

	Three Months Ended June 30,
	2025	2024	Change	%

Revenue	$4,656	$7,189	$(2,533)	(35.2)%
Costs and expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below)	3,910	5,174	(1,264)	(24.4)%
General and administrative	2,483	3,721	(1,238)	(33.3)%
Information technology	1,291	1,210	81	6.7%
Sales and marketing	312	436	(124)	(28.4)%
Research and development	—	8	(8)	(100.0)%
Depreciation and amortization	107	914	(807)	(88.3)%
Impairment of goodwill and intangible assets	—	7,588	(7,588)	(100.0)%
Facilities	160	411	(251)	(61.1)%
Total costs and expenses	8,263	19,462	(11,199)	(57.5)%
Operating loss	(3,607)	(12,273)	8,666	(70.6)%
Other income and (expenses)
Other income, net	49	120	(71)	(59.2)%
Interest expense, net	(813)	(872)	59	(6.8)%
Foreign exchange loss	—	(1)	1	(100.0)%
Total other expense, net	(764)	(753)	(11)	1.5%
Loss before income taxes	(4,371)	(13,026)	8,655	(66.4)%
Income tax expense	—	—	—	—
Net loss	$(4,371)	$(13,026)	$8,655	(66.4)%
Net loss per share, basic and fully diluted	$(0.28)	$(1.23)	$0.95	(77.2)%

(dollars in thousands)

	Six Months Ended June 30,
	2025	2024	Change	%

Revenue	$10,074	$14,574	$(4,500)	(30.9)%
Costs and expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below)	7,395	10,045	(2,650)	(26.4)%
General and administrative	4,766	7,142	(2,376)	(33.3)%
Information technology	2,681	2,334	347	14.9%
Sales and marketing	556	1,038	(482)	(46.4)%
Research and development	7	15	(8)	(53.3)%
Depreciation and amortization	214	1,865	(1,651)	(88.5)%
Impairment of goodwill and intangible assets	—	7,588	(7,588)	(100.0)%
Facilities	311	885	(574)	(64.9)%
Total costs and expenses	15,930	30,912	(14,982)	(48.5)%
Operating loss	(5,586)	(16,338)	10,482	(64.2)%
Other income and (expenses)
Other income, net	49	240	(191)	(79.6)%
Interest expense, net	(1,633)	(1,270)	(363)	28.6%
Foreign exchange loss	—	(4)	4	(100.0)%
Total other expense, net	(1,584)	(1,034)	(550)	53.2%
Loss before income taxes	(7,440)	(17,372)	9,932	(57.2)%
Income tax expense	—	—	—	—
Net loss	$(7,440)	$(17,372)	$9,932	(57.2)%
Net loss per share, basic and fully diluted	$(0.49)	$(1.73)	$1.24	(71.7)%

Revenues and Cost of Revenue

During the three months ended June 30, 2025 and 2024, our total revenue was $4.7 million and $7.2 million, respectively, representing a decrease in revenue of $2.5 million. The decline is primarily due to customer turnover. The market is evolving, and we are adapting our approach to better serve our customers’ needs.

During the six months ended June 30, 2025 and 2024, our total revenue was $10.1 million and $14.6 million, respectively, representing a decrease in revenue of $4.5 million. The decline is primarily due to customer turnover. The market is evolving, and we are adapting our approach to better serve our customers’ needs.

Total revenues consist of fees that we charge our customers in consideration for administering their self-insured healthcare plans as well as fees that we receive for ancillary services such as care management, case management, cost containment services, and other services provided to our customers by us or other vendors.

During the three months ended June 30, 2025 and 2024, our cost of revenue exclusive of depreciation and amortization was $3.9 million and $5.2 million, respectively, representing a decrease of $1.3 million, which is directionally in line with the decrease in revenue.

During the six months ended June 30, 2025 and 2024, our cost of revenue exclusive of depreciation and amortization was $7.4 million and $10.0 million, respectively, representing a decrease of $2.6 million, which is directionally in line with the decrease in revenue.

Total cost of revenues consists of (i) service fees, which primarily include vendor fees associated with the client’s benefit program selections, (ii) the direct labor cost associated with claim management and processing services, and (iii) direct labor costs associated with providing customer support and services to the clients, members, and other external stakeholders.

General and Administrative Expenses

We incurred $2.5 million of general and administrative expenses for the three months ended June 30, 2025, compared to $3.7 million for the three months ended June 30, 2024, representing a decrease of $1.2 million. The reason for the decrease is due to the actions taken throughout 2024 to streamline the Company’s TPA operations.

We incurred $4.8 million of general and administrative expenses for the six months ended June 30, 2025, compared to $7.1 million for the six months ended June 30, 2024, representing a decrease of $2.3 million. The reason for the decrease is due to the actions taken throughout 2024 to streamline the Company’s TPA operations.

Information Technology Expenses

We incurred $1.3 million of information technology expenses for the three months ended June 30, 2025, compared to $1.2 million for the three months ended June 30, 2024, representing an increase of $81 thousand. This increase is the result of changes in two departments’ core functions, aligning their tasks with information technology tasks.

We incurred $2.7 million of information technology expenses for the six months ended June 30, 2025, compared to $2.3 million for the six months ended June 30, 2024, representing an increase of $347 thousand. This increase is the result of changes in two departments’ core functions, aligning their tasks with information technology tasks.

Sales and Marketing Expenses

We incurred $312 thousand of sales and marketing expenses for the three months ended June 30, 2025, compared to $436 thousand for the three months ended June 30, 2024, representing a decrease of $124 thousand. The reason for the decrease is due to the actions taken in the second quarter of 2024, including a headcount reduction, to strategically realign our focus and eliminate certain departments to improve overall efficiency and resource allocation.

We incurred $556 thousand of sales and marketing expenses for the six months ended June 30, 2025, compared to $1.0 million for the six months ended June 30, 2024, representing a decrease of $482 thousand. The reason for the decrease is due to the actions taken in the second quarter of 2024, including a headcount reduction, to strategically realign our focus and eliminate certain departments to improve overall efficiency and resource allocation.

Depreciation and Amortization

We incurred $107 thousand of depreciation and amortization expenses for the three months ended June 30, 2025, compared to $914 thousand for the three months ended June 30, 2024, representing a decrease of $807 thousand. This decrease was primarily due to the impairment of intangibles in June 2024 and the elimination of fixed assets in November 2024.

We incurred $214 thousand of depreciation and amortization expenses for the six months ended June 30, 2025, compared to $1.9 million for the six months ended June 30, 2024, representing a decrease of $1.7 million. This decrease was primarily due to the impairment of intangibles in June 2024 and the elimination of fixed assets in November 2024.

Impairment of Goodwill and Intangible Assets

The Company conducts an annual impairment test of goodwill and intangible asset at December 31, or if events or circumstances exist that would indicate that the Company’s goodwill may be impaired. As circumstances changed during the three months ended June 30, 2024, that would, more likely than not, reduce the Company’s fair value below its net equity value, the Company performed qualitative and quantitative analyses of the potential impairment of its goodwill and intangible assets, specifically evaluating trends in market capitalization, current and future cash flows, revenue growth rates, and the impact of macroeconomic conditions on the Company and its performance. Based on the analysis performed, the Company determined that its goodwill and intangible assets were fully impaired due to the continuation of revenues being below management’s expectations, continued operating losses and negative operating cash flows, reductions in the Company’s stock price and market capitalization, and the delisting from the Nasdaq and subsequent transition to the OTCQX market in the second quarter of 2024 whereby the Company’s common stock has been thinly traded. As a result, the Company recorded a goodwill and intangible asset impairment charge in the amount of $7.6 million for the three and six months ended June 30, 2024.

Facilities expenses

We incurred facilities expenses of $160 thousand for the three months ended June 30, 2025, compared to facilities expenses of $411 thousand for the three months ended June 30, 2024, representing a decrease of $251 thousand. The decrease in facilities expenses was due to the strategic decommissioning of unutilized facilities.

We incurred facilities expenses of $311 thousand for the six months ended June 30, 2025, compared to facilities expenses of $885 thousand for the six months ended June 30, 2024, representing a decrease of $574 thousand. The decrease in facilities expenses was due to the strategic decommissioning of unutilized facilities.

Interest Expense, net

We incurred $813 thousand of net interest expense for the three months ended June 30, 2025, compared to $872 thousand for the three months ended June 30, 2024, representing a decrease of $59 thousand primarily due to the loan modification of the JGB Collateral LLC (“JGB”) loan.

We incurred $1.6 million of net interest expense for the six months ended June 30, 2025, compared to $1.3 million for the six months ended June 30, 2024, representing an increase of $363 thousand. Interest expense increased primarily due to the debt to JGB, which was partially offset by the decrease in interest due to AXA S.A. (“AXA”), for the acquisition of Maestro resulting from the partial repayment of the principal balance.

Liquidity and Capital Resources

As of June 30, 2025, we had an accumulated deficit of approximately $106.3 million, unrestricted cash and cash equivalents of approximately $619 thousand and negative working capital of approximately $9.4 million. For the six months ended June 30, 2025, we recognized a net loss of approximately $7.4 million and negative cash flows from operations of approximately $3.3 million.

We have spent most of our cash resources on funding our operating activities. Through June 30, 2025, we have financed our operations primarily with the proceeds from loans, the issuance of convertible promissory notes and warrants, and sales of our equity securities.

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

On April 15, 2024, we entered into a Securities Purchase Agreement (the “JGB Purchase Agreement”) with each of the purchasers that are parties thereto (the “Purchasers”) and JGB, a Delaware limited liability company, as collateral agent for the Purchasers (the “Agent”). Pursuant to the terms of the JGB Purchase Agreement, on April 15, 2024, we issued Senior Secured Convertible Debentures due on April 15, 2027 for a principal sum of $11.83 million, subject to the redemption of $5 million at our election (the “Debentures”). In accordance with the JGB Purchase Agreement, JGB purchased an aggregate of $6.35 million in principal amount of the Debentures. On June 21, 2024, we elected not to redeem an additional $5 million of the Debentures with JGB. On December 30, 2024, we entered into amendments to the Purchase Agreement (the “Amendment Agreement”) and the Debentures (each, a “Debenture Amendment” and collectively, the “Debenture Amendments”) with the Purchasers and the Agent, to, among other things, sell Debentures up to an additional aggregate principal amount of $5.4 million, for a total purchase price of $5.0 million (the “Additional Investment”). Pursuant to the terms of the Amendment Agreement and the Debenture Amendments, a total of $2.0 million of the Additional Investment was delivered to the Company at closing, and the balance of $3.0 million of the Additional Investment was being held in escrow pending satisfaction of certain terms and conditions specified in the Amendment Agreement and the Debenture Amendments. On January 17, 2025, we received proceeds of $3.0 million from an additional investment by JGB that had been held in escrow.

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

On July 17, 2025, we entered into a securities purchase agreement with two investors, including HillCour, an entity controlled by our Chief Executive Officer, pursuant to which we agreed to issue and sell an aggregate of 130,208 shares of our common stock (of which HillCour purchased 86,805 shares of common stock) in a private placement, at a purchase price of $1.152 per share.

On July 29, 2025, we entered into a Securities Purchase Agreement with three investors, including HillCour, an entity controlled by our Chief Executive Officer, pursuant to which we agreed to issue and sell an aggregate of 603,640 shares of our common stock (of which HillCour purchased 371,470 shares of common stock) in a private placement, at a purchase price of $1.0768 per share.

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

Cash Flows

The following tables summarizes selected information about our sources and uses of cash and cash equivalents for the six months ended June 30, 2025 and 2024:

Comparison of the six months Ended June 30, 2025 and 2024

(in thousands)

	Six months Ended June 30,
	2025	2024
Net cash provided (used) in operating activities	$(3,324)	$(6,705)
Net cash provided by investing activities	500	—
Net cash provided by financing activities	1,872	7,268
Net (decrease) increase in cash and cash equivalents and restricted cash	$(952)	$563

Net Cash Used in Operating Activities

Net cash used in operating activities totaled $3.3 million for the six months ended June 30, 2025, and $6.7 million for the six months ended June 30, 2024. The primary reason for the decrease in net cash used in operating activities was the reduction in our net loss from the prior year and other changes in operating cash flows. Net cash provided by operating activities was primarily driven by our net loss for the period of $7.4 million, net of (i) non-cash items totaling $3.2 million and (ii) an increase in net working capital items amounting to $923 thousand.

Net Cash Provided by Investing Activities

A total of $500 thousand was provided by investing activities for the six months ended June 30, 2025. The net cash provided by investing activities was due to the collection of cash for the sale of a business unit.

Net Cash Provided by Financing Activities

A total of $1.9 million was received from financing activities during the six months ended June 30, 2025, a decrease of $5.4 million compared to $7.3 million for the six months ended June 30, 2024. The net cash provided by financing activities for the six months ended June 30, 2025 were provided primarily from the issuance of senior secured convertible debentures issued for net proceeds in the amount of $1.3 million, partially offset by the repayment of the AXA loan of $196 thousand and the private placement of common stock of $730 thousand (pursuant to a certain securities purchase agreement entered into on May 13, 2025). The net proceeds for 2024 were provided from the public offering of common stock of $2.7 million, proceeds from the sale of future cash receipts on accounts receivable of $1.5 million, senior secured convertible debentures issued on April 15, 2024, in the amount of $5.5 million, partially offset by the repayment of a loan from AXA of $631 thousand, and payments to the buyer of receivables of $1.8 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign exchange risk

The cash generated from revenue is denominated in U.S. Dollars. Our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations, which are in the United States and Israel. Our results of current and future operations and cash flows are therefore subject to fluctuations due to changes in the exchange rate of the New Israeli Shekel (“NIS”). The effect of a hypothetical 10% change in the exchange rate of the NIS versus the U.S. Dollar would not have had a material impact on our historical condensed consolidated financial statements for the six months ended June 30, 2025. To date we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes or is expected to become more significant.

Interest rate risk

We had cash and cash equivalents balances of $619 thousand and $764 thousand on June 30, 2025 and December 31, 2024, respectively. Currently, management does not view this exposure to be a significant risk.

Inflation Risk

Inflation generally affects us by increasing our labor costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the six months ended June 30, 2025.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Accounting Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period ended June 30, 2025. Based on this evaluation, our Chief Executive Officer, Chief Financial Officer and Accounting Officer have concluded that, during the period covered by this Quarterly Report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter ended June 30, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Due to our limited operating history, we have a limited customer base and have depended on a few major customer for a significant portion of our revenue. For the three month period ended June 30, 2025, we had no single customer that accounted for more than 10% of total revenue. For the three month period ended June 30, 2024, we had one customer that accounted for 16.6% of total revenue. For the six month period ended June 30, 2025, we had no single customer that accounted for more than 10% of total revenue. For the six month period ended June 30, 2024, we had one customer that accounted for 15.8% of total revenue. As of June 30, 2025, three of our customers accounted for 34.8%, 12.0%, and 11.4% of accounts receivable. As of December 31, 2024, two customers accounted for 38.2% and 15.6% of accounts receivable.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the second quarter of 2025, we issued an aggregate of 725,000 restricted common shares to a consultant and claimed exemption from registration under the Securities Act of 1933, as amended, for the foregoing transactions under Section 4(a)(2) and/or Rule 506(b) of Regulation D promulgated thereunder.

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant, dated March 31, 2021 (incorporated by reference to Exhibit 3.4 to registration statement on Form S-1 filed on October 25, 2021).
3.2	Second Amended and Restated Certificate of Incorporation of the Registrant, dated July 8, 2021(incorporated by reference to Exhibit 3.5 to registration statement on Form S-1 filed on October 25, 2021).
3.3	Amendment to Second Amended and Restated Certificate of Incorporation of the Registrant, dated September 2, 2021 (incorporated by reference to Exhibit 3.6 to registration statement on Form S-1 filed on October 25, 2021).
3.4	Certificate of Amendment to Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 29, 2023).
10.1	Form of Securities Purchase Agreement executed by and between Marpai Health Inc. and investor parties thereto, dated July 17, 2025 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on July 21, 2025).
10.2	Form of Securities Purchase Agreement executed by and between Marpai Health Inc. and investor parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on August 4, 2025.
31.1*	Certification Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2*	Certification Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1**	Certification Statement of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2**	Certification Statement of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101**	Interactive Data Files
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARPAI, INC.

Date: August 13, 2025		/s/ Damien Lamendola
	Name:	Damien Lamendola
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Steve Johnson
	Name:	Steve Johnson
	Title	Chief Financial Officer
(Principal Financial and Accounting Officer)