Form 10-Q
period 2025-09-30
Marpai, Inc.
filed 2025-11-12
CIK 1844392

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 001-40904

MARPAI, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	86-1916231
(State or other jurisdiction	(IRS Employer
of incorporation)	Identification Number)

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

As of November 12, 2025, there were 23,530,611 shares of the Company’s common stock, par value $0.0001 per share, outstanding.

MARPAI, NC.

i

PART I — FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements.

MARPAI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$445	$764
Restricted cash	10,070	8,468
Accounts receivable, net of allowance for credit losses of $1 and $1 as of September 30, 2025, and December 31, 2024, respectively	377	837
Unbilled receivables	793	569
Due from buyer for sale of business unit	—	500
Prepaid expenses and other current assets	397	759
Total current assets	12,082	11,897

Capitalized software, net	120	441
Operating lease right-of-use assets	251	296
Security deposits	229	229
Other long-term assets	71	15
Total assets	$12,753	$12,878
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$4,411	$3,109
Accrued expenses	1,982	2,585
Accrued fiduciary obligations	9,327	6,308
Deferred revenue	649	625
Current portion of operating lease liabilities	256	244
Current portion of convertible debentures, net	3,287	3,106
Other short-term liabilities	2,868	3,005
Total current liabilities	22,780	18,982

Other long-term liabilities	16,168	14,891
Convertible debentures, net of current portion	6,553	5,921
Operating lease liabilities, net of current portion	598	793
Total liabilities	46,099	40,587
COMMITMENTS AND CONTINGENCIES (Note 16)
STOCKHOLDERS’ DEFICIT

Preferred stock, $0.0001 par value, 2,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2025 and December 31, 2024.	—	—
Common stock, $0.0001 par value, 227,791,050 shares authorized; 18,455,611 shares and 14,237,176 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively.	2	1
Additional paid-in capital	76,420	71,124
Accumulated deficit	(109,768)	(98,834)
Total stockholders’ deficit	(33,346)	(27,709)
Total liabilities and stockholders’ deficit	$12,753	$12,878

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARPAI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except share and per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenue	$4,037	$7,008	$14,111	$21,582
Costs and expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below)	2,963	5,033	10,357	15,078
General and administrative	2,067	2,813	6,833	9,954
Information technology	1,245	1,273	3,927	3,608
Sales and marketing	295	345	851	1,383
Research and development	—	7	7	22
Depreciation and amortization	107	213	321	2,078
Impairment of goodwill and intangible assets	—	—	—	7,588
Loss on sale of business unit	—	73	—	73
Facilities	131	311	442	1,197
Total costs and expenses	6,808	10,068	22,738	40,981
Operating loss	(2,771)	(3,060)	(8,627)	(19,399)
Other income (expenses)
Other income	74	119	123	360
Interest expense, net	(797)	(620)	(2,430)	(1,890)
Foreign exchange gain (loss)	—	1	—	(3)
Loss before provision for income taxes	(3,494)	(3,560)	(10,934)	(20,932)
Income tax expense	—	—	—	—
Net loss	$(3,494)	$(3,560)	$(10,934)	$(20,932)
Net loss per share, basic and fully diluted	$(0.20)	$(0.30)	$(0.69)	$(1.96)
Weighted average shares of common stock outstanding, basic and diluted	17,299,687	12,043,931	15,868,157	10,697,008

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARPAI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

(in thousands, except share data)

	Preferred stock		Common Stock		Additional Paid- In	Accumulated	Total Stockholders’
Three months ended September 30, 2025	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, July 1, 2025	-	$-	16,536,186	$2	$73,905	$(106,274)	$(32,367)
Share-based compensation	-	-	-	-	415	-	415
Issuance of privately placed shares	-		1,919,425	-	2,100	-	2,100
Net loss	-	-	-	-	-	(3,494)	(3,494)
Balance, September 30, 2025	-	$-	18,455,611	$2	$76,420	$(109,768)	$(33,346)

Three months ended September 30, 2024
Balance, July 1, 2024	-	$-	11,037,038	$1	$68,455	$(94,118)	$(25,662)
Share-based compensation	-	-	-	-	364	-	364
Issuance of common stock upon vesting of restricted stock units	-	-	8,242	-	-	-	-
Issuance of privately placed shares	-	-	2,702,702	-	1,300	-	1,300
Net loss	-	-	-	-	-	(3,560)	(3,560)
Balance, September 30, 2024	-	$-	13,747,982	$1	70,119	$(97,678)	$(27,558)

Nine months ended September 30, 2025
Balance, January 1, 2025	-	$-	14,237,176	$1	$71,124	$(98,834)	$(27,709)
Share-based compensation	-	-	-	-	1,458	-	1,458
Issuance of common stock upon vesting of restricted stock units	-	-	844,010	-	-	-	-
Issuance of common stock to vendors in exchange for services	-	-	725,000	-	1,008	-	1,008
Issuance of privately placed shares	-	-	2,649,425	1	2,830	-	2,831
Net loss	-	-	-	-	-	(10,934)	(10,934)
Balance, September 30, 2025	-	$-	18,455,611	$2	$76,420	$(109,768)	$(33,346)

Nine months ended September 30, 2024
Balance, January 1, 2024	-	$-	7,960,938	$1	$63,307	$(76,746)	$(13,438)
Share-based compensation	-	-	-	-	2,786	-	2,786
Issuance of common stock upon vesting of restricted stock units	-	-	852,242	-	-	-	-
Issuance of privately placed shares	-	-	4,934,802	-	4,026	-	4,026
Net loss	-	-	-	-	-	(20,932)	(20,932)
Balance, September 30, 2024	-	$-	13,747,982	$1	$70,119	$(97,678)	$(27,558)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARPAI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine months ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(10,934)	$(20,932)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	321	2,078
Loss on sale of receivables	—	306
Share-based compensation	1,458	2,786
Loss on sale of business unit	—	73
Amortization of right-of-use asset	45	181
Non-cash interest	1,362	975
Amortization of debt premium and debt issuance costs, net	(25)	128
Impairment of goodwill and intangible assets	—	7,588
Issuance of common stock to vendors in exchange for services	1,008	—
Changes in operating assets and liabilities:
Accounts receivable and unbilled receivables	236	85
Prepaid expenses and other assets	306	155
Accounts payable	1,302	(885)
Accrued expenses	(603)	141
Accrued fiduciary obligations	3,019	(3,604)
Operating lease liabilities	(183)	(380)
Other liabilities	(2)	827
Net cash used in operating activities	(2,690)	(10,478)
Cash flows from investing activities:
Proceeds from sale of business unit	500	227
Net cash provided by investing activities	500	227
Cash flows from financing activities:
Proceeds from sale of future cash receipts on accounts receivable	—	1,509
Proceeds from issuance of convertible debentures (Note 7)	3,000	5,978
Payments of debt issuance costs	(162)	(499)
Payments to buyer of receivables	—	(1,816)
Payments on convertible debentures (Note 7)	(2,000)	—
Payments to seller for acquisition	(196)	(631)
Proceeds from issuances of common stock in private offerings, net	2,831	4,026
Net cash provided by financing activities	3,473	8,567

Net increase (decrease) in cash, cash equivalents and restricted cash	1,283	(1,684)
Cash, cash equivalents and restricted cash at beginning of period	9,232	13,492
Cash, cash equivalents and restricted cash at end of period	$10,515	$11,808

Reconciliation of cash, cash equivalents, and restricted cash reported in the condensed consolidated balance sheet
Cash and cash equivalents	$445	$830
Restricted cash	10,070	10,978
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statement of cash flows	$10,515	$11,808
Supplemental disclosure of cash flow information
Cash paid for interest	$1,133	$1,508

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

NOTE 3 – LIQUIDITY AND GOING CONCERN

As shown in the accompanying unaudited interim condensed consolidated financial statements as of September 30, 2025, we had an accumulated deficit of approximately $109.8 million and negative working capital of approximately $10.7 million. At September 30, 2025, we had long term debt of approximately $22.7 million and approximately $445 thousand of unrestricted cash on hand. For the nine months ended September 30, 2025, we recognized a net loss of approximately $10.9 million and negative cash flows from operations of approximately $2.7 million. We have met our cash needs primarily through proceeds from issuing convertible notes, warrants, and shares of our Class A common stock, par value $0.0001 per share (the “common stock”), as well as borrowing from various lenders.

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

Concentrations of Credit Risk

For the three month period ended September 30, 2025, we had no single customer that accounted for more than 10% of total revenue. For the three month period ended September 30, 2024, we had one customer that accounted for 14.6% of total revenue. For the nine month period ended September 30, 2025, we had no single customer that accounted for more than 10% of our total revenue. For the nine month period ended September 30, 2024, we had one customer that accounted for 15.4% of our total revenue. At September 30, 2025, two customers accounted for 17.4%, and 13.8% of accounts receivable, respectively. At December 31, 2024, two customers accounted for 38.2% and 15.6% of accounts receivable, respectively.

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

Contract Balances

At September 30, 2025 and December 31, 2024, the balances of our accounts receivable from contracts with customers, net of related allowances for credit losses, were $377 thousand and $837 thousand, respectively, and the balance of our unbilled receivables from contracts with customers were $793 thousand and $569 thousand, respectively. When we receive consideration from a customer prior to providing services to the customer under the terms of the customer contracts, we record deferred revenue on our condensed consolidated balance sheet, which represents a contract liability. At September 30, 2025 and December 31, 2024, the balance of deferred revenue was $649 thousand and $625 thousand, respectively. The full deferred revenue balance as of December 31, 2024 was recognized during the nine months ended September 30, 2025. We anticipate that we will satisfy all of our performance obligations associated with our contract liabilities within a year.

We also provide certain performance guarantees under contracts with customers. Customers may be entitled to receive compensation if we fail to meet the guarantees. Actual performance is compared to the contractual guarantee for each measure throughout the period. We had performance guarantee liabilities of $201 thousand and $247 thousand as of September 30, 2025 and December 31, 2024, respectively, which are included in accrued expenses on the accompanying condensed consolidated balance sheets.

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

MARPAI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Earnings (Loss) Per Share (“EPS”)

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of outstanding shares of common stock for the period, considering the effect of participating securities. Diluted earnings (loss) per share is calculated by dividing net earnings (loss) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. During the periods when they are anti-dilutive, shares of common stock equivalents, if any, are not considered in the computation. All securities that meet the definition of a participating security, irrespective of whether the securities are convertible, nonconvertible, or potential common stock securities, shall be included in the computation of basic EPS using the two-class method. However, when the different classes of units have identical rights and privileges except voting rights, whereby they share equally in dividends and residual net assets on a per unit basis, the classes can be combined and presented as one class for EPS purposes. As of September 30, 2025 and 2024 there were no preferred stock outstanding.

At September 30, 2025 and 2024, there were 4,539,470 and 4,738,867 common stock equivalents, respectively. For the nine months ended September 30, 2025 and 2024, these potential shares were excluded from the shares used to calculate diluted net loss per share as their effect would have been antidilutive.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326) (“ASU 2025-05”) which provides optional guidance relating to the estimation of expected credit losses on current accounts receivable and current contract assets. This guidance permits entities to apply a practical expedient when estimating credit losses that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted, and should be applied prospectively. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”), to modernize the accounting guidance for the costs to develop software for internal use. The standard applies to costs incurred to develop or obtain software for internal use. ASU 2025-06 amends the existing standard that refers to various stages of a software development project to align better with current software development methods, such as agile programming. Under the new standard, entities will commence capitalizing eligible costs when (i) management has authorized and committed to funding the software project, and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. The new standard also supersedes the guidance related to costs incurred to develop a website. ASU 2025-06 guidance is effective for annual periods beginning after December 15, 2027. The guidance can be applied on a prospective basis, a modified basis for in-process projects or on a retrospective basis. We are currently evaluating the impact of this accounting standard on our consolidated financial statements.

MARPAI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – CAPITALIZED SOFTWARE

Capitalized software consists of the following at:

(in thousands)

	September 30,	December 31,
	2025	2024
Capitalized software	$3,835	$7,085
Accumulated amortization	(3,715)	(6,644)
Capitalized software, net	$120	$441

Amortization expense was $321 thousand and $1.4 million for the nine months ended September 30, 2025 and 2024, respectively.

Amortization expense was $107 thousand and $181 thousand for the three months ended September 30, 2025 and 2024, respectively.

NOTE 6 – LOSS AND LOSS ADJUSTMENT EXPENSES

The following tables show changes in aggregate reserves for our loss and loss adjustment expenses:

(in thousands)

	2025	2024
Net reserves at July 1,	$28	$186
Incurred loss and loss adjustment expenses
Provisions for insured events of the current year	-	40
Change in provision for insured events of prior year	(28)	-
Total incurred loss and loss adjustment expense	(28)	40
Payments
Loss and loss adjustment expenses attributable to insured events of the current year	-	-
Loss and loss adjustment expenses attributable to insured events of the prior year	-	-
Total payments	-	-
Net reserves at September 30,	$-	$226

	2025	2024
Net reserves at January 1,	$201	$266
Incurred loss and loss adjustment expenses
Provisions for insured events of the current year	-	48
Change in provision for insured events of prior year	(189)	90
Total incurred loss and loss adjustment expense	(189)	138
Payments
Loss and loss adjustment expenses attributable to insured events of the current year	-	7
Loss and loss adjustment expenses attributable to insured events of the prior year	12	171
Total payments	12	178
Net reserves at September 30,	$-	$226

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

As of September 30, 2025, the net carrying amount of the Debentures is $9.8 million, of which $3.3 million is short-term. The loan has unamortized debt premium and issuance costs of $250 thousand and $196 thousand, respectively. The estimated fair value (Level 3) of the convertible debt instrument was $9.8 million as of September 30, 2025. During 2025, we made total principal payments of $2.0 million, while the interest of $1.1 million was paid as it was incurred.

Our future loan payments, which are presented as current portion of convertible debentures, net and convertible debentures, net of current portion on our accompanying unaudited condensed consolidated balance sheet as of September 30, 2025, are as follows:

September 30, 2025
Convertible debenture principal	$9,786
Unamortized debt premium and issuance costs	54
Outstanding balance, net	9,840
Less: current portion	(3,287)
Long-term portion	$6,553

MARPAI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – OTHER LIABILITIES

Other liabilities consisted of the following:

(in thousands)

	September 30,	December 31,
	2025	2024

Due to AXA (current and long-term)	$18,952	$17,788
Sublease security deposit	84	108
Other liabilities	$19,036	$17,896

As of September 30, 2025, we had $19.0 million in outstanding liabilities due to AXA S.A., a French société anonyme (“AXA”) in connection with our acquisition of Maestro Health on November 1, 2022. The liability is due to AXA by December 31, 2028. Included in the balance is accrued interest of $4.8 million and $3.6 million as of September 30, 2025 and December 31, 2024, respectively

Our future payments to AXA, which are included in other short-term liabilities and other long-term liabilities on our accompanying unaudited condensed consolidated balance sheet as of September 30, 2025, are as follows:

(in thousands)

September 30, 2025
Outstanding balance	$18,952
Less: current portion	(2,809)
Long-term portion	$16,143

NOTE 9 – REVENUE

Disaggregation of Revenue

The following tables illustrate the disaggregation of revenue by similar services:

For the nine months ended:

(in thousands)

	September 30,	September 30,
	2025	2024
TPA services	$14,118	$21,504
Captive insurance	(7)	78
Total	$14,111	$21,582

For the three months ended:

(in thousands)

	September 30,	September 30,
	2025	2024
TPA services	$4,037	$6984
Captive insurance	-	24
Total	$4,037	$7,008

MARPAI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – SHARE-BASED COMPENSATION

Global Stock Incentive Plan

On May 31, 2023, our shareholders approved our board of directors (the “Board”) proposal to increase our 2020 Global Incentive Plan (the “2020 Plan”) by an additional 500,000 shares, thus bringing the total number of stock options, restricted stock units (“RSUs”) and restricted stock awards (“RSAs”) that may be issued pursuant to the 2020 Plan to 2,450,855.

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

Stock Options

There were no options granted for the nine months ended September 30, 2025 and 2024.

The following table summarizes the stock option activity for the nine months ended September 30, 2025:

(in thousands except share and per share data)

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Balance at January 1, 2025	1,145,639	$3.32	6.70	$—
Granted	—	—
Forfeited/Cancelled	(363,389)	5.72
Exercised	—	—
Balance at September 30, 2025	782,250	$2.20	5.66	$164
Exercisable at September 30, 2025	710,369	$2.20	5.46	$164

MARPAI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes our non-vested stock options:

		Weighted-
	Non-vested	Average
	Options	Grant Date
	Outstanding	Fair Value
Balance at January 1, 2025	159,605	$1.67
Options granted	—	—
Options forfeited/cancelled	(26,195)	1.72
Options exercised	—	—
Options vested	(61,529)	1.64
Balance at September 30, 2025	71,881	$1.59

For the three months ended September 30, 2025 and 2024, we recognized $22 thousand and $76 thousand of stock compensation expense relating to stock options, respectively. For the nine months ended September 30, 2025 and 2024, we recognized $102 thousand and $291 thousand of stock compensation expense relating to stock options, respectively. As of September 30, 2025, there was $111 thousand of unrecognized stock compensation expense related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately 1.6 years.

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

On August 19, 2025, the compensation committee of the Board granted certain board members RSU awards, under which the holders have the right to receive an aggregate of up to 225,000 shares of our common stock. These awards vest over a period of nine months from the date of the grant.

The following table summarizes the restricted stock units activity for the nine months ended September 30, 2025:

		Weighted-
		Average
	Restricted	Grant Date
	Stock	Fair Value
	Units	Per Share
Outstanding at January 1, 2025	1,320,000	$1.94
Granted	1,607,000	1.17
Forfeited/cancelled	(270,000)	1.70
Vested	(851,500)	1.55
Outstanding at September 30, 2025	1,805,500	$1.48

For the three months ended September 30, 2025 and 2024, we recognized $393 thousand and $288 thousand of stock compensation expense relating to RSUs, respectively. For the nine months ended September 30, 2025 and 2024, we recognized $1.4 million and $1.8 million of stock compensation expense relating to RSUs, respectively. As of September 30, 2025, there was $1.2 million of unrecognized compensation expense remaining related to unvested time-vested RSUs. That cost is expected to be recognized over a weighted-average period of approximately 1.4 years.

MARPAI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – WARRANTS

We have issued warrants as part of equity offerings and severance packages.

The table below summarizes our warrant activities:

	Number of
	Warrants to	Exercise	Weighted
	Purchase	Price	Average
	Common	Range	Exercise
	Shares	Per Share	Price
Balance at January 1, 2025	644,718	$2.50 to 31.60	$16.40
Granted	—	—	—
Forfeited	(91,117)	5.71	5.71
Exercised	—	—	—
Balance at September 30, 2025	553,601	$2.50 to 31.60	$18.16

Balance at January 1, 2024	644,718	$2.50 to 31.60	$16.40
Granted	—	—	—
Forfeited	—	—	—
Exercised	—	—	—
Balance at September 30, 2024	644,718	$2.50 to 31.60	$16.40

NOTE 12 – SEGMENT INFORMATION

Research and development activities are conducted through our wholly owned subsidiary, EYME Technologies, Ltd., in Israel. Geographic long-lived asset information presented below is based on the physical location of the assets at the reporting date. All of our revenues are derived from customers located in the United States.

Long-lived assets including capitalized software and operating lease right-of-use, by geographic region, are as follows at:

(in thousands)

	September 30,	December 31,
	2025	2024
United States	$371	$596
Israel	-	141
Total long-lived assets	$371	$737

We operate as one operating segment. Our consolidated results represent the results of our one operating segment based on how our Chief Operating Decision Maker (“CODM”), our Chief Executive Officer, views the business for purposes of evaluating financial performance, allocating resources, and making overall operating decisions.

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

MARPAI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – RELATED PARTY TRANSACTIONS

On January 16, 2024, we entered into a securities purchase agreement with certain Company insiders consisting of HillCour Investment Fund LLC (“HillCour”), an entity controlled by our Chief Executive Officer, and one of our directors, pursuant to which we agreed to issue and sell 1,322,100 shares of common stock in a private placement, at a purchase price of $0.9201 per share (or the consolidated closing bid price of our common stock on Nasdaq as of January 16, 2024).

On March 7, 2024, we entered into a securities purchase agreement with HillCour pursuant to which we agreed to issue and sell 910,000 shares of common stock in a private placement, at a purchase price of $1.65 per share (or the consolidated closing bid price of our common stock on Nasdaq as of March 7, 2024).

On August 28, 2024, we entered into a securities purchase agreement with two investors, including HillCour, pursuant to which we agreed to issue and sell an aggregate of 2,702,702 shares of its common stock (of which HillCour purchased 1,351,351 shares of Common Stock) in a private placement, at a purchase price of $0.481 per share (or the closing bid price of the Company's common stock on OTCQX on August 28, 2024).

On July 17, 2025, we entered into a securities purchase agreement with two investors, including HillCour, pursuant to which we agreed to issue and sell an aggregate of 130,208 shares of our common stock (of which HillCour purchased 86,805 shares of common stock) in a private placement, at a purchase price of $1.152 per share.

On July 29, 2025, we entered into a securities purchase agreement with three investors, including HillCour, pursuant to which we agreed to issue and sell an aggregate of 603,640 shares of our common stock (of which HillCour purchased 371,470 shares of common stock) in a private placement, at a purchase price of $1.0768 per share.

On September 10, 2025, we entered into a securities purchase agreement with three investors, including HillCour, pursuant to which we agreed to issue and sell an aggregate of 1,038,519 shares of our common stock (of which HillCour purchased 896,903 shares of common stock) in a private placement, at a purchase price of $1.0592 per share.

On September 30, 2025, we entered into a securities purchase agreement with HillCour, pursuant to which the Company agreed to issue and sell an aggregate of 147,058 shares of our common stock in a private placement, at a purchase price of $1.36 per share.

On November 7, 2025, we entered into a securities purchase agreement with a related party, see Note 17.

NOTE 14 – ACCRUED EXPENSES

Accrued expenses consisted of the following:

(in thousands)

	September 30,	December 31,
	2025	2024

Accrued payables	$903	$1,381
Employee compensation	673	504
Performance guarantee liabilities	201	247
Accrued bonuses	204	252
Other accrued expenses and liabilities	1	201
Accrued expenses	$1,982	$2,585

NOTE 15 – INCOME TAXES

The effective tax rate was 0% for the three and nine months ended September 30, 2025 and 2024, due primarily to the full valuation allowance on deferred tax assets and other discrete items.

At December 31, 2024, we had federal and state net operating losses (“NOLs”) in the amount of approximately $58.7 million and $51.8 million. While the federal NOLs carryforward indefinitely, the Tax Cuts & Jobs Act of 2017 limits the amount of federal net operating loss utilized each year after December 31, 2020 to 80% of taxable income. The state NOLs begin to expire in 2031.

MARPAI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

At September 30, 2025 and 2024, there were $0 unrecognized tax benefits that if recognized would affect the annual effective tax rate.

We and our subsidiaries’ income tax returns since 2021 remain subject to examination by tax jurisdictions.

On July 4, 2025, President Donald J. Trump signed into law H.R. 1, the “One Big Beautiful Bill Act” (“The Act”). The Act includes many significant provisions, such as the permanent extension of certain provisions of the Tax Cuts and Jobs Act, modifications to international tax provisions, and restoration of expensing for domestic research and development, among others. Certain provisions which may impact the Company are effective starting in 2025, while others are not effective until 2026. The Company is currently evaluating the impact that The Act will have on its condensed consolidated financial statements.

NOTE 16 – LITIGATION AND LOSS CONTINGENCIES

From time to time, we may be subject to other legal proceedings, claims, investigations, and government inquiries (collectively, legal proceedings) in the ordinary course of business. We may receive claims from third parties asserting, among other things, infringement of their intellectual property rights, defamation, labor and employment rights, privacy, and contractual rights.

On January 30, 2025, the Company was served with a civil complaint by Messer Financial Group Inc., a sublessee of the Company’s previously rented office space in Charlotte, NC, for breach of contract. On July 28, 2025, the Company and the plaintiff conducted a mediation session, which was unsuccessful in resolving the dispute. On September 22, 2025, the plaintiff commenced discovery proceedings in the litigation, and in September 2025, the Company was informed that the plaintiff’s expert indicated estimated damages in excess of $5 million. The Company does not believe the plaintiff’s estimated level of damages is accurate and intends to vigorously defend itself in the litigation.

NOTE 17 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date the unaudited condensed consolidated financial statements were available for issuance.

On October 20, 2025, the compensation committee of the board of directors granted various board members and employees RSU awards for compensation, under which the holders have the right to receive an aggregate of 1,200,000 shares of the Company’s common stock. These awards vested on the date of grant.

On November 7, 2025, we entered into a securities purchase agreement with certain investors, including the Company’s Chief Operating Officer and President, the chairman and certain directors of the Board, pursuant to which we agreed to issue and sell an aggregate of 3,850,000 shares of our common stock and warrants to purchase up to 7,700,000 shares of our common stock (of which the Company’s Chief Operating Officer and President, the chairman and certain directors of the Board purchased 300,000 shares of common stock and warrants to purchase up to 600,000 shares of our common stock) in a private placement, at a purchase price of $1.00 per share and accompanying warrant.

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

Based on our current financial condition, our Board of Directors (the “Board”), supported by our management team, is considering exploring strategic alternatives focused on maximizing shareholder value. Strategic alternatives may include, among others, a strategic investment which would allow us to pursue our current business plan to commercialize our products, a business combination such as a merger with another party, or a sale of the Company.

Representation in the Financial Statements of Marpai, Inc.

The unaudited condensed consolidated financial statements of Marpai, Inc and the discussion of the results of our operations in this Quarterly Report, reflect the results of the operations of Marpai for all periods presented. The results for the three and nine months ended September 30, 2025, as applicable, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

Results of Operations

Comparison of the Three and Nine months Ended September 30, 2025 and 2024

The following tables set forth our consolidated results of operations for the periods indicated.

(dollars in thousands)

	Three Months Ended September 30,
	2025	2024	Change	%

Revenue	$4,037	$7,008	$(2,971)	(42.4)%
Costs and expenses
Cost of revenue (exclusive of depreciation and amortization shown separately
below)	2,963	5,033	(2,070)	(41.1)%
General and administrative	2,067	2,813	(746)	(26.5)%
Information technology	1,245	1,273	(28)	(2.2)%
Sales and marketing	295	345	(50)	(14.5)%
Research and development	—	7	(7)	(100.0)%
Depreciation and amortization	107	213	(106)	(49.8)%
Loss on sale of business unit	—	73	(73)	(100.0)%
Facilities	131	311	(180)	(57.9)%
Total costs and expenses	6,808	10,068	(3,260)	(32.4)%
Operating loss	(2,771)	(3,060)	289	(9.4)%
Other income and (expenses)
Other income, net	74	119	(45)	(37.8)%
Interest expense, net	(797)	(620)	(177)	28.5%
Foreign exchange loss	—	1	(1)	(100.0)%
Total other expense, net	(723)	(500)	(223)	44.6%
Loss before income taxes	(3,494)	(3,560)	66	(1.9)%
Income tax expense	—	—	—	—
Net loss	$(3,494)	$(3,560)	$66	(1.9)%
Net loss per share, basic and fully diluted	$(0.20)	$(0.30)	$0.10	(33.3)%

(dollars in thousands)

	Nine months Ended September 30,
	2025	2024	Change	%

Revenue	$14,111	$21,582	$(7,471)	(34.6)%
Costs and expenses
Cost of revenue (exclusive of depreciation and amortization shown separately
below)	10,357	15,078	(4,721)	(31.3)%
General and administrative	6,833	9,954	(3,121)	(31.4)%
Information technology	3,927	3,608	319	8.8%
Sales and marketing	851	1,383	(532)	(38.5)%
Research and development	7	22	(15)	(68.2)%
Depreciation and amortization	321	2,078	(1,757)	(84.6)%
Impairment of goodwill and intangible assets	—	7,588	(7,588)	(100.0)%
Loss on sale of business unit	—	73	(73)	(100.0)%
Facilities	442	1,197	(755)	(63.1)%
Total costs and expenses	22,738	40,981	(18,243)	(44.5)%
Operating loss	(8,627)	(19,399)	10,772	(55.5)%
Other income and (expenses)
Other income, net	123	360	(237)	(65.8)%
Interest expense, net	(2,430)	(1,890)	(540)	28.6%
Foreign exchange loss	—	(3)	3	(100.0)%
Total other expense, net	(2,307)	(1,533)	(774)	50.5%
Loss before income taxes	(10,934)	(20,932)	9,998	(47.8)%
Income tax expense	—	—	—	—
Net loss	$(10,934)	$(20,932)	$9,998	(47.8)%
Net loss per share, basic and fully diluted	$(0.69)	$(1.96)	$1.27	(64.8)%

Revenues and Cost of Revenue

During the three months ended September 30, 2025 and 2024, our total revenue was $4.0 million and $7.0 million, respectively, representing a decrease in revenue of $3.0 million. The decline is primarily due to customer turnover. The market is evolving, and we are adapting our approach to better serve our customers’ needs.

During the nine months ended September 30, 2025 and 2024, our total revenue was $14.1 million and $21.6 million, respectively, representing a decrease in revenue of $7.5 million. The decline is primarily due to customer turnover. The market is evolving, and we are adapting our approach to better serve our customers’ needs.

Total revenues consist of fees that we charge our customers in consideration for administering their self-insured healthcare plans as well as fees that we receive for ancillary services such as care management, case management, cost containment services, and other services provided to our customers by us or other vendors.

During the three months ended September 30, 2025 and 2024, our cost of revenue exclusive of depreciation and amortization was $3.0 million and $5.0 million, respectively, representing a decrease of $2.0 million.

During the nine months ended September 30, 2025 and 2024, our cost of revenue exclusive of depreciation and amortization was $10.4 million and $15.1 million, respectively, representing a decrease of $4.7 million

Total cost of revenues consists of (i) service fees, which primarily include vendor fees associated with the client’s benefit program selections, (ii) the direct labor cost associated with claim management and processing services, and (iii) direct labor costs associated with providing customer support and services to the clients, members, and other external stakeholders.

General and Administrative Expenses

We incurred $2.1 million of general and administrative expenses for the three months ended September 30, 2025, compared to $2.8 million for the three months ended September 30, 2024, representing a decrease of $746 thousand. The decrease is due to the actions taken throughout 2024 to streamline the Company’s TPA operations.

We incurred $6.8 million of general and administrative expenses for the nine months ended September 30, 2025, compared to $10.0 million for the nine months ended September 30, 2024, representing a decrease of $3.2 million. The decrease is due to the actions taken throughout 2024 to streamline the Company’s TPA operations.

Information Technology Expenses

We incurred $1.2 million of information technology expenses for the three months ended September 30, 2025, compared to $1.3 million for the three months ended September 30, 2024, representing a decrease of $28 thousand. This decrease is the result of changes in two departments’ core functions, aligning their tasks with information technology tasks.

We incurred $3.9 million of information technology expenses for the nine months ended September 30, 2025, compared to $3.6 million for the nine months ended September 30, 2024, representing an increase of $319 thousand. This increase is the result of changes in two departments’ core functions, aligning their tasks with information technology tasks.

Sales and Marketing Expenses

We incurred $295 thousand of sales and marketing expenses for the three months ended September 30, 2025, compared to $345 thousand for the three months ended September 30, 2024, representing a decrease of $50 thousand. The reason for the decrease is due to the actions taken in 2024, including a headcount reduction, to consolidate certain departments to improve overall efficiency and resource allocation.

We incurred $851 thousand of sales and marketing expenses for the nine months ended September 30, 2025, compared to $1.4 million for the nine months ended September 30, 2024, representing a decrease of $532 thousand. The reason for the decrease is due to the actions taken in the second quarter of 2024, including a headcount reduction, to consolidate certain departments to improve overall efficiency and resource allocation.

Depreciation and Amortization

We incurred $107 thousand of depreciation and amortization expenses for the three months ended September 30, 2025, compared to $213 thousand for the three months ended September 30, 2024, representing a decrease of $106 thousand. This decrease was primarily due to the full depreciation or elimination of fixed assets during 2024 and early 2025.

We incurred $321 thousand of depreciation and amortization expenses for the nine months ended September 30, 2025, compared to $2.1 million for the nine months ended September 30, 2024, representing a decrease of $1.8 million. This decrease was primarily due to the impairment of intangibles in June 2024 and the elimination of fixed assets in November 2024.

Impairment of Goodwill and Intangible Assets

The Company conducts an annual impairment test of goodwill and intangible asset at December 31, or if events or circumstances exist that would indicate that the Company’s goodwill may be impaired. As circumstances changed during the three months ended June 30, 2024, that would, more likely than not, reduce the Company’s fair value below its net equity value, the Company performed qualitative and quantitative analyses of the potential impairment of its goodwill and intangible assets, specifically evaluating trends in market capitalization, current and future cash flows, revenue growth rates, and the impact of macroeconomic conditions on the Company and its performance. Based on the analysis performed, the Company determined that its goodwill and intangible assets were fully impaired due to the continuation of revenues being below management’s expectations, continued operating losses and negative operating cash flows, reductions in the Company’s stock price and market capitalization, and the delisting from the Nasdaq and subsequent transition to the OTCQX market in the second quarter of 2024 whereby the Company’s common stock had been thinly traded. As a result, the Company recorded a goodwill and intangible asset impairment charge in the amount of $7.6 million for the nine months ended September 30, 2024.

Facilities expenses

We incurred facilities expenses of $131 thousand for the three months ended September 30, 2025, compared to facilities expenses of $311 thousand for the three months ended September 30, 2024, representing a decrease of $180 thousand. The decrease in facilities expenses was due to the strategic decommissioning of unutilized facilities.

We incurred facilities expenses of $442 thousand for the nine months ended September 30, 2025, compared to facilities expenses of $1.2 million for the nine months ended September 30, 2024, representing a decrease of $755 thousand. The decrease in facilities expenses was due to the strategic decommissioning of unutilized facilities.

Interest Expense, net

We incurred $797 thousand of net interest expense for the three months ended September 30, 2025, compared to $620 thousand for the three months ended September 30, 2024, representing an increase of $177 thousand primarily due to the loan modification of the JGB Collateral LLC (“JGB”) loan.

We incurred $2.4 million of net interest expense for the nine months ended September 30, 2025, compared to $1.9 million for the nine months ended September 30, 2024, representing an increase of $540 thousand. Interest expense increased primarily due to the debt to JGB, which was partially offset by the decrease in interest due to AXA S.A. (“AXA”), resulting from the partial repayment of the principal balance for the acquisition of Maestro.

Liquidity and Capital Resources

As of September 30, 2025, we had an accumulated deficit of approximately $109.8 million, unrestricted cash and cash equivalents of approximately $445 thousand and negative working capital of approximately $10.7 million. For the nine months ended September 30, 2025, we recognized a net loss of approximately $10.9 million and negative cash flows from operations of approximately $2.7 million.

We have spent most of our cash resources on funding our operating activities. Through September 30, 2025, we have financed our operations primarily with the proceeds from loans, the issuance of convertible notes and warrants, and sales of our equity securities.

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

On July 29, 2025, we entered into a securities purchase agreement with three investors, including HillCour, pursuant to which we agreed to issue and sell an aggregate of 603,640 shares of our common stock (of which HillCour purchased 371,470 shares of common stock) in a private placement, at a purchase price of $1.0768 per share.

On September 10, 2025, we entered into a securities purchase agreement with three investors, including HillCour, pursuant to which we agreed to issue and sell an aggregate of 1,038,519 shares of our common stock (of which HillCour purchased 896,903 shares of common stock) in a private placement, at a purchase price of $1.0592 per share.

On September 30, 2025, we entered into a securities purchase agreement with HillCour, pursuant to which the Company agreed to issue and sell an aggregate of 147,058 shares of our common stock in a private placement, at a purchase price of $1.36 per share.

On November 7, 2025, we entered into a securities purchase agreement with certain investors, including the Company’s Chief Operating Officer and President, the chairman and certain directors of the Board, pursuant to which we agreed to issue and sell an aggregate of 3,850,000 shares of our common stock and warrants to purchase up to 7,700,000 shares of our common stock (of which the Company’s Chief Operating Officer and President, the chairman and certain directors of the Board purchased 300,000 shares of common stock and warrants to purchase up to 600,000 shares of our common stock) in a private placement, at a purchase price of $1.00 per share and accompanying warrant.

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

Cash Flows

The following tables summarizes selected information about our sources and uses of cash and cash equivalents for the nine months ended September 30, 2025 and 2024:

Comparison of the nine months Ended September 30, 2025 and 2024

(in thousands)

	Nine months Ended September 30,
	2025	2024
Net cash used in operating activities	$(2,690)	$(10,478)
Net cash provided by investing activities	500	227
Net cash provided by financing activities	3,473	8,567
Net increase (decrease) in cash and cash equivalents and restricted cash	$1,283	$(1,684)

Net Cash Used in Operating Activities

Net cash used in operating activities totaled $2.7 million for the nine months ended September 30, 2025, and $10.5 million for the nine months ended September 30, 2024. The primary reason for the decrease in net cash used in operating activities was the reduction in our net loss from the prior year and other changes in operating cash flows. Net cash used in operating activities was primarily driven by our net loss for the period of $10.9 million, net of (i) non-cash items totaling $4.2 million and (ii) an increase in net working capital items amounting to $4.1 million.

Net Cash Provided by Investing Activities

A total of $500 thousand was provided by investing activities for the nine months ended September 30, 2025 and $227 thousand for the nine months ended September 30, 2024. The net cash provided by investing activities was due to the collection of cash for the sale of a business unit.

Net Cash Provided by Financing Activities

A total of $3.5 million was received from financing activities during the nine months ended September 30, 2025, a decrease of $5.1 million compared to $8.6 million for the nine months ended September 30, 2024. The net cash provided by financing activities for the nine months ended September 30, 2025 were provided primarily from the issuance of senior secured convertible debentures issued for net proceeds in the amount of $1.0 million and private placements of common stock of $2.8 million, partially offset by the repayment of the AXA loan of $196 thousand. The net proceeds for 2024 were provided from the public offering of common stock of $4.0 million, proceeds from the sale of future cash receipts on accounts receivable of $1.5 million, senior secured convertible debentures issued in the amount of $5.5 million, partially offset by the repayment of a loan from AXA of $631 thousand, and payments to the buyer of receivables of $1.8 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign exchange risk

The cash generated from revenue is denominated in U.S. Dollars. Our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations, which are in the United States and Israel. Our results of current and future operations and cash flows are therefore subject to fluctuations due to changes in the exchange rate of the New Israeli Shekel (“NIS”). The effect of a hypothetical 10% change in the exchange rate of the NIS versus the U.S. Dollar would not have had a material impact on our historical condensed consolidated financial statements for the nine months ended September 30, 2025. To date we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes or is expected to become more significant.

Interest rate risk

We had cash and cash equivalents balances of $445 thousand and $764 thousand on September 30, 2025 and December 31, 2024, respectively. Currently, management does not view this exposure to be a significant risk.

Inflation Risk

Inflation generally affects us by increasing our labor costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the nine months ended September 30, 2025.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Accounting Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period ended September 30, 2025. Based on this evaluation, our Chief Executive Officer, Chief Financial Officer and Accounting Officer have concluded that, during the period covered by this Quarterly Report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter ended September 30, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

On January 30, 2025, the Company was served with a civil complaint by Messer Financial Group Inc., a sublessee of the Company’s previously rented office space in Charlotte, NC, for breach of contract. On July 28, 2025, the Company and the plaintiff conducted a mediation session, which was unsuccessful in resolving the dispute. On September 22, 2025, in the United States District Court Western District of North Carolina Charotte Division, the plaintiff commenced discovery proceedings in the litigation, and in September 2025, the Company was informed that the plaintiff’s expert indicated estimated damages in excess of $5 million. The Company does not believe the plaintiff’s estimated level of damages is accurate and intends to vigorously defend itself in the litigation.

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

Due to our limited operating history, we have a limited customer base and have depended on a few major customers for a significant portion of our revenue. For the three month period ended September 30, 2025, we had no single customer that accounted for more than 10% of total revenue. For the three month period ended September 30, 2024, we had one customer that accounted for 14.6% of total revenue. For the nine month period ended September 30, 2025, we had no single customer that accounted for more than 10% of total revenue. For the nine month period ended September 30, 2024, we had one customer that accounted for 15.4% of total revenue. As of September 30, 2025, two customers accounted for 17.4%, and 13.8% of accounts receivable. As of December 31, 2024, two customers accounted for 38.2% and 15.6% of accounts receivable,.

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

Item 6. Exhibits.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant, dated March 31, 2021 (incorporated by reference to Exhibit 3.4 to registration statement on Form S-1 filed on October 25, 2021).
3.2	Second Amended and Restated Certificate of Incorporation of the Registrant, dated July 8, 2021(incorporated by reference to Exhibit 3.5 to registration statement on Form S-1 filed on October 25, 2021).
3.3	Amendment to Second Amended and Restated Certificate of Incorporation of the Registrant, dated September 2, 2021 (incorporated by reference to Exhibit 3.6 to registration statement on Form S-1 filed on October 25, 2021).
3.4	Certificate of Amendment to Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 29, 2023).
3.5	Amendment to the Second Amended and Restated Certificate of Incorporation of Marpai Inc., dated October 17, 2025 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 20, 2025).
4.1	Form of Common Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on November 12, 2025).
10.1	Form of Securities Purchase Agreement executed by and between Marpai Health Inc. and investor parties thereto, dated September 10, 2025(incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on September 16, 2025).
10.2	Form of Securities Purchase Agreement executed by and between Marpai Health Inc. and investor parties thereto, dated September 30, 2025 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on October 6, 2025.
10.3	Form or Securities Purchase Agreement executed by and between Marpai Health Inc. and investor parties thereto, dated November 7, 2025 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 12, 2025.)
31.1*	Certification Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2*	Certification Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1**	Certification Statement of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2**	Certification Statement of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101**	Interactive Data Files
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARPAI, INC.

Date: November 12, 2025		/s/ Damien Lamendola
	Name:	Damien Lamendola
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Steve Johnson
Name:	Steve Johnson
Title	Chief Financial Officer
(Principal Financial and
Accounting Officer)