Form 10-K
period 2025-12-31
Marpai, Inc.
filed 2026-03-25
CIK 1844392

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $9,748,057.

Indicate the number of shares outstanding of each of the registrant’s classes of common shares, as of the latest practicable date.

25,292,667 as of March 25, 2026

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws. Also, whenever we use words such as “potential,” “possible,” “continue,” “believes,” “intends,” “plans,” “expects,” “estimate,” “may,” “will,” “should,” or “anticipates” and negatives or derivatives of these or similar expressions, we are making forward-looking statements. These forward-looking statements are based upon our present intent, beliefs or expectations, but forward-looking statements are not guaranteed to occur and may not occur. Forward-looking statements are based on information we have when those statements are made or management’s good faith belief as of that time with respect to future events and are subject to significant risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

●	our ability to effectively manage our operations and achieve growth;

●	our ability to protect our intellectual property and continue to innovate;

●	our expectations of our financial performance;

●	our success in retaining or recruiting, or changes required in, our officers, key employees, or directors;

●	the potential insufficiency of our internal controls and procedures to detect errors or acts of fraud;

●	the accuracy of our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;

●	the success of competing products, services, or technologies that are or may become available;

●	our ability to obtain additional financing;

●	outbreaks of pandemics or other significant adverse public health safety events or conditions, acts of terrorism, war or other hostilities, supply chain disruptions, or other manmade or natural disasters beyond our control;

●	compliance with, and changes to federal, state and local laws and regulations, accounting rules, tax laws and similar matters;

●	the impact of healthcare reform legislation;

●	our public securities’ potential liquidity and trading;

●	cybersecurity breaches could compromise sensitive information and harm our business;

●	our expectations regarding the period during which we qualify as an emerging growth company under the JOBS Act; and

●	our current and future capital requirements and our ability to satisfy our capital needs through financing transactions or otherwise.

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

ii

Part I

ITEM 1. BUSINESS

Our Business

We are a technology platform company which operates subsidiaries that provide Third Party Administrator (“TPA”), Pharmacy Benefit Management (“PBM”), and value-oriented health plan services to employers that directly pay for employee health benefits. Our mission is to positively change healthcare for the benefit of (i) our Clients who are self-insured employers that pay for their employees’ healthcare benefits and engage us to administer the latter’s healthcare claims, and we refer to them as our “Clients”, (ii) employees and their family members who receive these healthcare benefits from our Clients, and we refer to them as our “Members”, and (iii) healthcare providers including, doctors, doctor groups, hospitals, clinics, and any other entities providing healthcare services or products, and we refer to them as the “Providers.” We provide affordable, intelligent, healthcare programs for self-insured employers in the U.S. We provide administrative services, and act as TPA to self-insured employers who provide healthcare benefits to their employees. Most of our Clients are small and medium-sized companies as well as local government entities.

Market Overview

According to the Centers for Medicare and Medicaid Services (“CMS”), in 2024, U.S. private health insurance spending reached $1.6 trillion, creating significant market opportunities for technology and service providers who help manage costs, improve member experience, and provide other solutions to health plans and plan sponsors.

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

Health plans and employers are increasingly looking to control costs through various programs, including payment integrity, care management, care navigation, reference-based pricing, claims repricing, centers of excellence, specialty/narrow networks, and subrogation.

As of 2025, employee benefits remain a significant and growing component of total employee compensation, increasing at a faster pace than wages in recent years. According to the U.S. Bureau of Labor Statistics, benefits account for approximately 32–33% of total compensation for private industry workers, up from roughly 30% five years ago, driven primarily by healthcare cost inflation.

TPAs now play an expanded role that includes analytics, compliance support, and digital service delivery in addition to traditional claims processing.

The growing demand for TPA services is supported by:

●	Continued adoption of self-funded and alternative funding insurance plans, increasing administrative complexity.

●	Employers’ ongoing challenges in balancing benefit costs with competitive offerings amid rising healthcare expenses.

●	Sustained year-over-year increases in health benefit costs, driving demand for outsourced administration, compliance, and cost-containment solutions.

The TPA sector remains highly fragmented, with numerous regional and specialty providers operating across benefits administration, compliance, and related services.

Market Opportunities

According to the Kaiser Family Foundation, 67% of covered workers in SME are enrolled in self-funded plans. We are transforming the self-funded employer health plan market through cutting-edge technology and our proprietary Marpai Saves “bundle” for enhanced outcomes and reduced costs.

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

Company Goals

●	To be the leader in affordable intelligent, healthcare for self-funded employers.

●	To improve outcomes for our Members while lowering healthcare costs to our Clients.

●	To utilize our competency in deep learning and data analytics to drive efficiencies in operations and increase profitability.

●	To capitalize on the large fragmented TPA market with favorable macro-economic trends.

Technology Delivers Superior Value - Marpai Saves

We bring deep learning and data analytics to the rapidly growing, TPA sector to deliver affordable intelligent, healthcare to our Clients and their Members. We proactively engage Members in an effort to reduce avoidable, excessive, inappropriate and overpriced care. We use data analytics and our in- house clinical management team to identify and connect at-risk members, remind Members to have annual exams and guide them to low-cost, quality in network providers. The myMarpai app is a personal health guide that gives Members on-demand access to benefits, costs, deductibles, telehealth and more.

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

Employees

As of December 31, 2025, we had a total of 107 full-time employees. None of them are parties to any labor agreements or are represented by any labor union.

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

Summary Risk Factors

Our business is subject to numerous risks and uncertainties that you should consider before investing in our company. You should carefully consider the risks described more fully below before making a decision to invest in our common stock. If any of these risks occur, our business, financial condition and results of operations would likely be materially adversely affected. These risks, include, but are not limited to, the following:

●	The report of our independent registered public accounting firm contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. If we are unable to obtain additional capital, we may not be able to continue our operations on the scope or scale as currently conducted or at all, and that could have a material adverse effect on our business, results of operations and financial condition;

●	We have a history of operating losses, and we may not be able to generate sufficient revenue to achieve profitability;

●	We expect that we will need to raise additional capital to meet our business requirements in the future, and such capital raising may be costly or difficult to obtain and could dilute our shareholders’ ownership interests, and any offers or availability for sale of a substantial number of our shares of common stock may cause the price of our publicly traded shares to decline;

●	The loss, termination, or renegotiation of any contract with our current Clients could materially adversely affect our financial conditions and operating results.

●	We are a party to several disputes and lawsuits, and we may be subject to liabilities arising from these and similar disputes in the future;

●	As a plan administrator, we may be subject to ERISA fiduciary liability claims that could have a material adverse effect on our financial results;

●	If our member guidance programs fail to provide accurate and timely predictions, or if they are associated with wasteful visits to Providers or unhelpful recommendations for Members, then this could lead to low customer satisfaction, which could adversely affect our results of operations;

●	Issues in the use of Data Analytics and AI, including deep learning in our platform and modules, could result in reputational harm or liability;

●	We rely on healthcare benefits brokers and consultants as our principal sales channel, and some of these companies are large and have no allegiance to us. If we do not satisfy their employer clients, they may steer not unsatisfied Clients, as well as others, to other TPAs;

●	Our pricing may change over time and our ability to price our services, so as to achieve profitability, will affect our results of operations and our ability to attract or retain Clients;

●	Our sales cycles can be long and unpredictable, and our sales efforts require a considerable investment of time and expense. If our sales cycle lengthens or we invest substantial resources pursuing unsuccessful sales opportunities, our results of operations and growth could be harmed;

●	Because we generally recognize revenue ratably over the term of the contract for our services, a significant downturn in our business may not be reflected immediately in our results of operations, which increases the difficulty of evaluating our future financial performance;

●	If our security measures are breached or unauthorized access to client data is otherwise obtained, our product and service offerings may be perceived as not being secure, Clients may reduce the use of or stop using our services, and we may incur significant liabilities;

●	We rely on internet infrastructure, bandwidth providers, data center providers, other third parties, and our own systems for providing services to our users, and any failure or interruption in the services provided by these third parties or our own systems could expose us to litigation, potentially require us to issue credits to our Clients, and negatively impact our relationships with Members, and Clients or Providers, adversely affecting our brand and our business;

●	We employ third-party licensed software and software components for use in or with our Member guidance programs, and the inability to maintain these licenses or the presence of errors in the software we license could limit the functionality of these programs and result in increased costs or reduced service levels, which would adversely affect our business;

●	Any failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and our brand;

●	We may not be able to adequately defend against piracy of intellectual property in foreign jurisdictions;

●	We may be sued by third parties for alleged infringement of their proprietary rights or misappropriation of intellectual property;

●	Our Member guidance programs utilize open-source software, and any failure to comply with the terms of one or more of these open-source licenses could adversely affect our business;

●	Government regulation of healthcare creates risks and challenges with respect to our compliance efforts and our business strategies;

●	Our business could be adversely impacted by changes in laws and regulations related to the Internet or changes in access to the Internet generally; and

●	Increases in stop-loss insurance premiums or reduced availability of stop-loss coverage could adversely affect our clients’ willingness to remain self-insured, reducing demand for our services.

The consolidated financial statements for the year ended December 31, 2025, include an explanatory paragraph in our independent registered public accounting firm’s audit report stating that there are conditions that raise substantial doubt about our ability to continue as a going concern.

As of December 31, 2025, we had an accumulated deficit of $115.4 million and negative working capital of $15.4 million. As of December 31, 2025, we had $11.0 million of short-term debt, $17.2 million of long-term debt and $133 thousand of unrestricted cash on hand. For the year ended December 31, 2025, we recognized a net loss of $16.6 million and negative cash flows from operations of $7.5 million. Since inception, we have met our cash needs through proceeds from issuing convertible notes, warrants and sales of our common stock as well as receiving loans from various lenders.

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

As a result of the above, in connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that our liquidity condition raises substantial doubt about our ability to continue as a going concern through twelve months from the date of these consolidated financial statements. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern. Our independent registered public accounting firm, UHY LLP (“UHY”), has included an explanatory paragraph in their audit report that accompanies our consolidated financial statements as of and for the year ended December 31, 2025, referring to the footnote to the consolidated financial statements stating that there are conditions that raise substantial doubt about our ability to continue as a going concern.

In the past we have had a high annual customer attrition rate. The loss, termination, or renegotiation of any contract with our current Clients could have a material adverse effect on our financial conditions and operating results.

Our largest two Clients together represented approximately 10.0% and 20.6% of our total gross revenue in 2025 and 2024, respectively. In the year ended December 31, 2025, our attrition rate was approximately 28%. We observed Client movement consistent with natural market dynamics, including shifts to fully funded programs, acquisitions, and the adoption of diverse integrated solutions. Although we have initiated remedial actions to reduce future attrition rates, there is no assurance that we will be able to reduce the attrition rates. If high Client attrition rate continues, our future revenue growth will suffer and our operating results will be negatively impacted, and we may encounter difficulty in recruiting new Clients due to erosion of customer confidence.

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

Brokers are a key sales channel for us to reach the self-insured employer market. These brokers work with many insurance companies and TPAs. Brokers and consultants earn their fees by charging employers on a per employee per month (“PEPM”) basis. As they often own the relationship with the employer, they may steer our Clients to another TPA if they believe doing so can maximize their own fees. In addition, we currently work with a single broker that accounts for a significant portion of our Clients. If we do not deliver competitive pricing, quality customer service, and high member satisfaction, these brokers can take the business they brought us to another TPA. Due to the brokers’ power to influence employer groups, the brokers play an outsized role in our industry and may exert pressure on our pricing or influence the service levels we offer to our Clients, all of which can lead to lower price PEPM for us, or an increase in our customer service staffing and other operating costs. In addition, if the broker that accounts for a signification portion of our Clients steers our Clients to another TPA, it will have a significantly adversely affect our revenues and results of operations.

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

Our technology-driven solution relies on innovation to remain competitive. The process of developing new technologies and services is lengthy and complex. We develop our own AI, deep learning and, healthcare technologies to differentiate our solution and articial intelligence (“AI”) modules. In addition, our dedication to incorporating technological advancements into our solution requires significant financial and personnel resources and talent. Our development efforts with respect to these initiatives could distract management from current operations and could divert capital and other resources from other growth initiatives important to our business. We operate in an industry experiencing rapid technological change and frequent platform introductions. We may not be able to make technological improvements as quickly as demanded by our Clients or offered by competitors, which could harm our ability to keep our existing Clients and attract new Clients. In addition, we may not be able to effectively implement new technology- driven products and services as projected.

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

Our existing Senior Secured Convertible Debentures issued to JGB Collateral LLC subjects us to financial covenants and other restrictions that could adversely affect our liquidity, operational flexibility and financial condition.

On April 15, 2024, we entered into a securities purchase agreement with purchasers, including JGB Collateral LLC (“JGB”), pursuant to which we issued Senior Secured Convertible Debentures (the “Debentures”) due on April 15, 2027 for a principal sum of $11.83 million. Thereafter, on December 30, 2024, the Debentures were amended in order to, among other things, sell Debentures up to an additional aggregate principal amount of up to $5.4 million, for a total purchase price of $5.0 million (the “Additional Investment”), of which $2.0 million was delivered to the Company at closing, and the remaining $3.0 million of is being held in escrow pending satisfaction of certain terms and conditions.

The Debentures are secured by our assets and contain covenants and other restrictions that may limit our ability to incur additional indebtedness, grant liens, make investments, or engage in certain strategic transactions. If we fail to comply with the covenants or other requirements under the Debentures, the lenders could declare an event of default and accelerate repayment of outstanding amounts, which could materially adversely affect our liquidity and financial condition. There can be no assurance that we would be able to obtain additional waivers, amendments or refinancing on acceptable terms, or at all.

Our ability to service our indebtedness and comply with the terms of the Debentures depends on our future operating performance and our ability to generate sufficient cash flow, which are subject to economic, competitive, regulatory and other factors beyond our control.

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

The healthcare regulatory landscape is subject to rapid and significant changes that could materially impact our financial condition. Key risks include the potential expiration of enhanced premium tax credits under the Inflation Reduction Act after 2025, executive actions regarding Medicaid work requirements that may disrupt coverage markets, and ongoing Congressional budget reconciliation talks that could fundamentally alter the regulation of self-insured plans.

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

The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

●	overall performance of the equity markets and/or publicly listed health services companies;

●	actual or anticipated fluctuations in our net revenue or other operating metrics;

●	changes in the financial projections we provide to the public or our failure to meet these projections;

●	failure of securities analysts to initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow our company, or our failure to meet the estimates or the expectations of investors;

●	the economy as a whole and market conditions in our industry;

●	rumors and market speculation involving us or other companies in our industry;

●	announcements by us or our competitors of significant innovations, acquisitions, strategic partnerships, joint ventures, or capital commitments;

●	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

●	lawsuits threatened or filed against us;

●	recruitment or departure of key personnel;

●	other events or factors, including those resulting from war, incidents of terrorism, or responses to these events; and

●	the expiration of contractual lock-up or market standoff agreements.

In addition, extreme price and volume fluctuations in the stock markets have affected and continue to affect many health services companies’ stock prices. Often, stock prices have fluctuated in ways unrelated or disproportionate to the companies’ operating performance. In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because technology and healthcare technology companies have experienced significant stock price volatility in recent years. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

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

Risk Management and Strategy

As part of the critical elements of our overall risk management approach, our cybersecurity program is focused on the following key areas:

●	Governance: As discussed in more detail under the heading “Governance,” The board of directors oversight of cybersecurity risk management is supported by the Audit Committee of the board of directors (the “Audit Committee”), which interacts with our Enterprise Risk Management function, our Chief Information Security Officer (“CISO”), other members of management and relevant management committees and councils, including management’s Cybersecurity Council.

●	Collaborative Approach: We have implemented a comprehensive, cross-functional approach to identifying, preventing and mitigating cybersecurity threats and incidents, and controls and procedures that provide for the prompt escalation of certain cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by management in a timely manner.

●	Technical Safeguards: We deploy technical safeguards that are designed to protect our information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence.

●	Incident Response and Recovery Planning: We have established and maintain comprehensive incident response and recovery plans that fully address our response to a cybersecurity incident, and such plans are tested and evaluated on a regular basis.

●	Third-Party Risk Management: We maintain a comprehensive, risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers and other external users of our systems, as well as the systems of third parties that could adversely impact our business in the event of a cybersecurity incident affecting those third-party systems.

●	Education and Awareness: We provide regular, mandatory training for personnel regarding cybersecurity threats as a means to equip our personnel with effective tools to address cybersecurity threats, and to communicate our evolving information security policies, standards, processes and practices.

●	The Company maintains cyber liability insurance coverage.

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

ITEM 2. PROPERTIES.

Our principal executive and administrative offices are located at 615 Channelside Drive, Suite 207, Tampa, Florida, and consist of leased office space, which will expire in June 2026. Our base rent is approximately $3 thousand per month, subject to annual adjustments.

We lease an additional 10,725 square feet of corporate office space in Chicago, Illinois, a lease we assumed with the acquisition of Maestro Health. Rent is approximately $26 thousand per month. The current lease will expire in September 2028.

For the fiscal year ended December 31, 2025, we recognized a net lease expense in the amount of $387 thousand.

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

Messer Financial Group Inc.

On January 30, 2025, the Company was served with a civil complaint by Messer Financial Group Inc., a sublessee of the Company’s previously rented office space in Charlotte, NC, for breach of contract. On July 28, 2025, the Company and the plaintiff conducted a mediation session, which was unsuccessful in resolving the dispute. On September 22, 2025, the plaintiff commenced discovery proceedings in the litigation, and in September 2025, the Company was informed that the plaintiff’s expert indicated estimated damages in excess of $5 million. On February 5, 2026, the Company agreed to a settlement agreement with Messer Financial Group Inc. pursuant to the settlement agreement, the Company is required to pay (i) a one-time lump sum of $10,000 cash consideration, (ii) as consideration for Messer’s attorney’s fees issue restricted shares of our common stock (“RSU”) in an amount valued at $25,000; and, 400,000 RSUs in installments issuable as follows: (a) 100,000 restricted shares of common stock within thirty (30) days of the settlement agreement; (b) 100,000 restricted shares of common stock by July I, 2026; (c) 100,000 restricted shares of common stock by January 1, 2027; and (d) 100,000 restricted shares of common stock by July 1, 2027 (all such RSUs, the “Stock Consideration”). On January 3, 2028, if the total value of the Stock Consideration is less than $1,000,000, the Company will (A) pay Messer an additional $250,000 in cash, or (B) issue Messer $250,000 in restricted shares of common stock, valued in the same manner as the total value of the Stock Consideration.

Within ten (10) days of Messer receiving the cash consideration, Messer shall voluntarily dismiss the lawsuit in its entirety as to all defendants with prejudice; provided that the Company will cooperate with Messer in securing the dismissal of the lawsuit as appropriate. M

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our shares trade on the OTCQX Market under the symbol MRAI.

As of March 25, 2026, there were 94 holders of record, and 25,292,667 shares of our common stock were issued and outstanding. Equiniti Trust Company, LLC is the registrar and transfer agent for our common stock. Their address is 55 Challenger Road, 2nd Floor, Ridgefield, NJ 07660, telephone: (718) 921-8124, (800) 937-5449.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Representation in the Financial Statements of Marpai, Inc.

The consolidated financial statements of Marpai, Inc. and the discussion of the results of our operations in this Annual Report, reflect the results of the operations of Marpai Health (and our subsidiary EYME), Marpai Administrators, and Maestro Health for all periods presented, and the results of Marpai Captive since its inception.

Results of Operations - Comparison of the Years ended December 31, 2025 and 2024 (in thousands)

		Years Ended December 31,
	2025	2024	Change	%
Revenue
Revenue	$18,099	$28,173	$(10,074)	(36)%
Costs and Expenses
Cost of revenue (exclusive of depreciation and amortization shown separately
below)	13,319	19,066	(5,747)	(30)%
General and administrative	11,139	12,832	(1,693)	(13)%
Sales and marketing	1,091	1,766	(675)	(38)%
Information technology	5,116	4,697	419	9%
Research and development	7	29	(22)	(76)%
Depreciation and amortization	381	2,256	(1,875)	(83)%
Impairment of goodwill and intangible assets	—	7,588	(7,588)	(100)%
Facilities	580	1,305	(725)	(56)%
Loss on disposal of assets	19	648	(629)	(97)%
Loss on sale of business unit	—	73	(73)	(100)%
Total Costs and Expenses	31,652	50,260	(18,608)	(37)%
Operating Loss	(13,553)	(22,087)	8,534	(39)%
Other income and (expenses)
Other income, net	227	396	(169)	(43)%
Interest expense	(3,234)	(2,709)	(525)	19%
Loss on debt extinguishment	—	(1,877)	1,877	100%
Gain on forgiveness of other liability	—	3,000	(3,000)	(100)%
Foreign exchange loss	—	(1)	1	100%
Total other expense	(3,007)	(1,191)	(1,816)	152%
Loss before income taxes	(16,560)	(23,278)	6,718	(29)%
Income tax expense (benefit)	—	(1,190)	1,190	100%
Net Loss	$(16,560)	$(22,088)	$5,528	(25)%
Net loss per share, basic and fully diluted	$(0.95)	$(1.92)	$0.97	(51)%

Comparison of the Years December 31, 2025 and 2024

Revenue and Cost of Revenue

During the years ended December 31, 2025 and 2024, our total revenue was $18.1 million and $28.2 million, respectively. Revenues decreased mainly as a result of customer turnover. In 2025, we experienced an attrition rate of 28%. Total revenues consist of fees that we charge Clients in consideration for administering their self-insured healthcare plans as well as fees that we receive for ancillary services such as care management, case management, cost containment services, and other services provided to our customers by us or other vendors.

During the years ended December 31, 2025 and 2024, our cost of revenue exclusive of depreciation and amortization was $13.3 million and $19.1 million, respectively. The decrease in the cost of revenue was in line with the decrease in revenue.

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

General and Administrative Expenses

We incurred $11.1 million of general and administrative expenses for the year ended December 31, 2025 compared to $12.8 million for the year ended December 31, 2024, a decrease of $1.7 million. The decrease is due to the actions taken throughout 2024 to streamline the Company’s TPA operations, which took effect during 2025.

Sales and Marketing Expenses

We incurred $1.1 million of sales and marketing expenses for the year ended December 31, 2025 compared to $1.8 million for the year ended December 31, 2024, a decrease of $675 thousand. The decrease is due to the actions taken throughout 2024 to streamline the Company’s sales and marketing efforts which took effect during 2025.

Information Technology Expenses

We incurred $5.1 million of information technology expenses for the year ended December 31, 2025 compared to $4.7 million for the year ended December 31, 2024, an increase of $419 thousand.  This increase was the result of changes in two departments’ core functions, aligning their tasks with information technology tasks.

Research and Development Expenses

We incurred $7 thousand of research and development expenses for the year ended December 31, 2025 compared to $29 thousand for the year ended December 31, 2024, a decrease of $22 thousand. The decrease is due to a shift in resources to existing operations.

Facilities expenses, depreciation and amortization

We incurred facilities expenses of $580 thousand and depreciation and amortization expenses of $381 thousand for the year ended December 31, 2025 compared to facilities expenses of $1.3 million and depreciation and amortization expenses of $2.3 million for the year ended December 31, 2024. The decrease in facilities expenses was due to the decommissioning of unutilized facilities in 2024. The decrease in depreciation and amortization expenses was due to full amortization of certain fixed assets and the recognition of intangible asset impairments in 2024.

Impairment of Goodwill and Intangibles

We held no goodwill or intangible assets as December 31, 2025.

We conduct an annual impairment test of goodwill and intangible assets on December 31st or earlier if events or circumstances indicate that our goodwill may be impaired. As circumstances changed during the three months ended June 30, 2024, that would, more likely than not, reduce our fair value below its net equity value, we performed qualitative and quantitative analyses of the potential impairment of our goodwill and intangible assets, specifically evaluating trends in market capitalization, current and future cash flows, revenue growth rates, and the impact of macroeconomic conditions on the Company and its performance. Based on the analyses performed, we determined that our goodwill and intangible assets were fully impaired in June 2024. As a result, we recorded a goodwill and intangible asset impairment charge in the amount of $7.6 million in June 2024, which is reflected in the financial statements for the year ended December 31, 2024.

Due to further operational changes and the sustained decline in performance of our Continental Benefits and Maestro Health acquisitions, a full impairment of goodwill and intangibles was required in 2024.

Loss on Disposal of Assets

We incurred a $19 thousand loss on disposal of assets for the year ended December 31, 2025, compared to $648 thousand loss for the year ended December 31, 2024. This decrease was primarily due to the abandonment of assets upon termination of the Charlotte lease and a software application in 2024.

Loss/(Gain) on Sale of Business Unit

We realized a $73 thousand loss on sale of our non-core FSA/HSA business unit for the year ended December 31, 2024, related to the realization of the contingent receivable.

Interest Expense, net

We incurred $3.2 million of interest expense for the year ended December 31, 2025, compared to $2.7 million for the year ended December 31, 2024, an increase of $525 thousand. Interest expense increased primarily due to additional financing through a loan and the debt provided by JGB Collateral LLC (“JGB”).

Loss on debt extinguishment

We incurred a $1.9 million loss on debt extinguishment for the year ended December 31, 2024, primarily due to an amendment to the existing loan agreement to obtain additional financing at better terms.

Gain on Forgiveness of Other Liability

We incurred $3.0 million of gain on forgiveness of other liability for the year ended December 31, 2024, primarily due to an amendment to the existing payable agreement to AXA S.A., a French société anonyme (“AXA”).

Net Loss

Net loss for the year ended December 31, 2025 amounted to $16.6 million compared to a net loss of $22.1 million for the year ended December 31, 2024. The decrease in the net loss was due to the actions taken throughout 2025 and 2024, including the reduction of redundant facilities, cutting research and development, rightsizing sales and marketing and improved operations.

Loss per share for the year ended December 31, 2025 was $0.95, compared to a $1.92 loss per share for the year ended December 31, 2024. The loss per share for the year ended December 31, 2025 decreased mainly as a result of the decreased net loss and the issuance of additional common stock through private placements.

Strategic Operational Realignment. In early 2026, we initiated a strategic plan to consolidate our claims processing operations onto a single upgraded cloud-based claims engine. Previously, we maintained multiple systems, which resulted in redundant licensing costs and manual labor inefficiencies. By transitioning to a unified platform, management expects to achieve greater scalability, improved data accuracy, and a more streamlined cost structure. This transition involves the elimination of certain legacy duplicative software and personnel. As a result, we are reducing our workforce by 11 full-time equivalent positions (approximately 10% of our total workforce). We expect this realignment to be substantially complete by the end of the second quarter of 2026.

Restructuring Charges We estimate that we will incur total pre-tax restructuring charges of approximately $465 thousand in the first half of 2026, consisting of:

$101 thousand in severance and related employee benefits.

$364 thousand in software contract termination fees and reduced contract labor.

While these actions will result in short-term cash outlays, we expect to realize significant annualized operating expense savings beginning in the second half of 2026. These savings are primarily driven by reduced payroll and the elimination of duplicate enterprise software subscriptions.

Liquidity and Capital Resources

As of December 31, 2025, we had an accumulated deficit of approximately $115.4 million, short-term debt of approximately $11.0 million, long-term debt of $17.2 million, unrestricted cash of approximately $133 thousand and negative working capital of approximately $15.4 million.

We have spent most of our cash resources on funding our operating activities. Through December 31, 2025, we financed our operations primarily through the sale of convertible notes, warrants, and common stock as well as borrowing from various lenders.

Management continues to evaluate additional funding alternatives and is seeking to raise additional funds through the issuance of equity or debt securities. In addition, Management has identified and expects to implement additional cost reduction actions to reduce the drain on capital resources.

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

In accordance with the terms of the Membership Interest Purchase Agreement, dated August 4, 2022, (the “AXA Agreement”), $2.3 million, or 35% of the net proceeds from the offering, were expected to be used to pay down the seller’s note issued debt to AXA. Based on an agreement reached with AXA 50% of the amount due or $1.1 million was paid to AXA on July 19, 2023, and the balance was to be paid no later than September 18, 2023. On September 18, 2023, we paid AXA $200 thousand towards fulfilling our obligation to pay the remaining $1.1 million, and AXA agreed to receive the remaining balance of $1.0 million in six monthly payments of $158 thousand through April 2024. On January 31, 2025, the parties executed a debt reduction agreement (the “Debt Reduction Agreement”) pursuant to which the parties agreed to reduce the Base Purchase and the Full Base Amount (each Price (as defined in the AXA Agreement)) by three million dollars in the aggregate, due to the fact that by December 31, 2024, (i) our largest shareholder contributed at least three million dollars in equity, (ii) the Company maintained a listing of our securities on an agreed upon nationally recognized stock exchange and (iii) between February 29, 2024 and April 15, 2024, the Company made all timely payments owed under the AXA Agreement.

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

On July 17, 2025, we entered into a securities purchase agreement with two investors, including HillCour Investment Fund, LLC, an entity controlled by Damien Lamendola, our Chief Executive Officer (“HillCour”), pursuant to which we agreed to issue and sell an aggregate of 130,208 shares of our common stock (of which HillCour purchased 86,805 shares of common stock) in a private placement, at a purchase price of $1.152 per share.

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

On November 7, 2025, we entered into a securities purchase agreement with certain investors, including the Company’s Chief Operating Officer and President, an immediate family member of the Chief Executive Officer, the chairman and certain members of the Board, pursuant to which we agreed to issue and sell an aggregate of 3,850,000 shares of our common stock and warrants to purchase up to 7,700,000 shares of our common stock (of which the Company’s Chief Operating Officer and President, an immediate family member of the Chief Executive Officer, the chairman and certain members of the Board purchased 425,000 shares of common stock and warrants to purchase up to 850,000 shares of our common stock) in a private placement, at a purchase price of $1.00 per share and accompanying warrant.

On December 22, 2025, we entered into a securities purchase agreement with certain investors, pursuant to which we agreed to issue and sell an aggregate of 350,000 shares of our common stock and warrants to purchase up to 700,000 shares of our common stock in a private placement, at a purchase price of $1.00 per share and accompanying warrant.

On February 12, 2026, we issued a promissory note in the principal amount of $410,000 to Damien Lamendola, the Company’s Chief Executive Officer. The note accrues interest at a rate of 12.0% per annum (or the maximum amount of interest allowed under the laws of the State of New York, whichever is less) until the note is repaid in full. We may repay the note, in whole or in part, together with all interest then accrued and any other sums then due and payable to Mr. Lamendola, at any time, without premium or penalty. All payments of outstanding principal, interest and all other amounts due under the note are payable by April 11, 2026 to Mr. Lamendola, or his successors and assigns.

On March 9, 2026, we issued a promissory note in the principal amount of $250,000 to Damien Lamendola, the Company’s Chief Executive Officer. The note accrues interest at a rate of 12.0% per annum (or the maximum amount of interest allowed under the laws of the State of New York, whichever is less) until the note is repaid in full. We may prepay the note, in whole or in part, together with all interest then accrued and any other sums then due and payable to Mr. Lamendola, at any time, without premium or penalty. All payments of outstanding principal, interest and all other amounts due under the note are payable by May 10, 2026 to Mr. Lamendola, or his successors and assigns.

We expect to fund the $465 thousand in restructuring-related cash payments through existing cash on hand. We do not believe these payments will materially impact our ability to meet our other short-term or long-term liquidity requirements. However, the anticipated reduction in go-forward operating expenses is expected to improve our cash flow from operations in future periods.

Cash Flows

The following table summarizes selected information about our sources and uses of cash, cash equivalents and restricted cash for the years ended December 31, 2025 and 2024:

Comparison of the Years Ended December 31, 2025 and 2024

(in thousands)
	Year Ended December 31,
	2025	2024
Net cash used in operating activities	$(7,453)	$(15,158)
Net cash provided by investing activities	500	227
Net cash provided by financing activities	6,672	10,671
Net decrease in cash and cash equivalents and restricted cash	$(281)	$(4,260)

Net Cash Used in Operating Activities

Net cash used in operating activities totaled $7.5 million for the year ended December 31, 2025 and $15.2 million for the year ended December 31, 2024, a decrease of $7.7 million in net cash used in operations. Net cash used in operating activities for the year ended December 31, 2025 was primarily driven by our net loss for the period of $16.6 million, net of (i) non-cash items totaling $6.9 million and (ii) a decrease in net working capital items amounting to $2.2 million.

Net Cash Provided by Investing Activities

A total of $500 thousand was provided by investing activities in the year ended December 31, 2025 and $227 thousand provided the year ended December 31, 2024, an increase of $273 thousand. The increase in net cash provided by investing activities was mainly due to timing of the collection of cash for the sale of a business unit.

Net Cash Provided by Financing Activities

Financing activities provided net cash of $6.7 million and $10.7 million during the years ended December 31, 2025 and 2024, respectively. In 2025 the cash provided from financing activities was primarily due to proceeds of $7.0 million from private placements of our common stock, net proceeds from the issuance of the Debentures of $3.0 million, partially offset by the repayment of the AXA liability of $196 thousand and repayment of the Debentures of $3 million.

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

Goodwill

Goodwill is recognized and initially measured as any excess of the acquisition-date consideration transferred in a business combination over the acquisition-date amounts recognized for the net identifiable assets acquired. Goodwill is not amortized but is tested for impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not result in an impairment of goodwill. The Company operates in one reporting segment and reporting unit; therefore, goodwill is tested for impairment at the consolidated level. First, the Company assesses qualitative factors to determine whether or not it is more likely than not that the fair value of a reporting unit is less than it’s carrying amount. If the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company conducts a quantitative goodwill impairment test comparing the fair value of the applicable reporting unit with its carrying value. If the carrying amount of the reporting unit exceeds the fair value of the reporting unit, the Company recognizes an impairment charge in the consolidated statement of operations for the amount by which the carrying amount exceeds the fair value of the reporting unit. The Company performs our annual goodwill impairment test on December 31. During the year ended December 31, 2024, the Company recognized impairments of our goodwill – see Note 6.

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

We follow ASC Topic 740-10-65-1 in accounting for uncertainty in income taxes by prescribing rules for recognition, measurement, and classification in financial statements of tax positions taken or expected to be in a tax return. This prescribes a two-step process for the financial statement measurement and recognition of a tax position. The first step involves the determination of whether it is more likely than not (greater than 50 percent likelihood) that a tax position will be sustained upon examination, based on the technical merits of the position. The second step requires that any tax position that meets the more likely than not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is a greater than 50 percent likelihood of being realized upon ultimate settlement. This topic also provides guidance on the accounting for related interest and penalties, financial statement classification and disclosure. Our policy is that any interest or penalties related to uncertain tax positions are recognized in income tax expense when incurred. We have no uncertain tax positions or related interest or penalties requiring accrual on December 31, 2025 and December 31, 2024.

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

Share-Based Compensation

We account for share-based awards issued to employees in accordance with ASC Topic 718, “Compensation - Stock Compensation”. Compensation expense is measured at the grant date, based on the calculated fair value of the award, and recognized as an expense over the requisite service period, which is generally the vesting period of the grant. For modification of share-based payment awards, we record the incremental fair value of the modified award as share-based compensation on the date of modification for vested awards or over the remaining vesting period for unvested awards. The incremental compensation is the excess of the fair value of the modified award on the date of modification over the fair value of the original award immediately before the modification. The sum of the incremental compensation cost and the remaining unrecognized compensation cost for the original award on the modification date is recognized over the requisite service period.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2025. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025.

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

Our internal control over financial reporting includes those frameworks that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that the transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with accounting principles generally accepted in the U.S., and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

In reaching a reasonable level of assurance, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report and that we maintained effective internal control over financial reporting as of December 31, 2025.

Our management, including our Chief Executive Officer and Chief Financial Officer, have determined, based on the procedures we have performed, that the consolidated financial statements included in this report fairly present in all material respects our financial condition and results of operations as of and for the years ended December 31, 2025 and 2024 in accordance with U.S. GAAP.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of fiscal year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our directors and executive officers, their ages, positions currently held, and duration of such, are as follows

Name	Age	Position	Date First Elected or Appointed
Damien Lamendola	70	President, Chief Executive Officer and Director	November 6, 2023
Steve Johnson	55	Chief Financial Officer	November 6, 2023
Yaron Eitan	69	Chairman of the Board of Directors	April 1, 2021
Sagiv Shiv	69	Director	February 1, 2023
Colleen DiClaudio	48	Director	October 28, 2021
Jennifer Calabrese	55	Director	December 7, 2023
Robert Pons	69	Director	December 7, 2023

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which they were employed.

Damien Lamendola, President, Chief Executive Officer and Director

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

Mr. Shiv lectured at the IESE Graduate School of Business and is a clinical professor at the Griffith School of Management at Emanuel University, he has served as a peer reviewer for the Journal of Financial Management and Global Finance Journal and has advised on several published academic papers. Mr. Shiv was an associate editor of the Nanotechnology Law & Business Journal, a member of the American Finance Association and the Financial Management Association, and of the M&A committee of the American Bar Association. Mr. Shiv holds a B.Sc. in Finance and Ph.D. in International Finance. Mr. Shiv is the recipient of the M&A Deal of the Year Award (cross-border, under $500 mil) for 2014 and of the Turnaround Deal of the Year Award (healthcare, under $50 mil) for 2019. Mr. Shiv holds Series 7, 63, 24, 79 and 99 securities licenses with FINRA.

We believe Mr. Shiv is qualified to serve on our board of directors based on his business and capital markets experience and relationships and contacts.

Colleen DiClaudio, Director

Ms. DiClaudio joined our board of directors on October 28, 2021. Ms. DiClaudio is the CEO and Co-Founder of WeCo Health, a virtual care management company launched in May 2025 to support Community Health Centers with outsourced chronic care services. WeCo Health was founded to bring sustainable, high-impact care between visits improving patient outcomes, easing the burden on clinic staff and maximizing revenue for safety-net providers.

Prior to launching WeCo, Ms. DiClaudio founded and served as President of 340B Technologies d/b/a Nuvem beginning in August 2014, where she led innovation in 340B program technology and compliance. She stepped away from daily operations in August 2024 and continues to serve on Nuvem’s Board of Directors. Ms. DiClaudio also served as Vice President of Business Development at CompleteCare Health Network from 2009 to 2014, where she was instrumental in building scalable care coordination and population health strategies. She received a master’s degree of Public Health from the University of Medicine and Dentistry of New Jersey and a Bachelor’s degree in Public Health from Stockton University.

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

Robert Pons, Director

Mr. Pons has served as a member of our board of directors since December 2023. Mr. Pons has served on the board of directors of fifteen publicly traded companies, utilizing his more than forty years of hands-on operating experience as Chief Executive Officer and in senior executive positions in high growth companies and companies in need of turnaround strategies. Mr. Pons has served as President and Chief Executive Officer of Spartan Advisors, Inc., a management consulting firm specializing in telecom and technology companies, since January 2017.

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

Our Board has six members, five of whom are deemed “independent” under SEC rules.

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

We have determined that Yaron Eitan, Sagiv Shiv, Colleen DiClaudio, Robert Pons and Jennifer Calabrese meet this definition of independence.

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

Compensation Committee

We have established a compensation committee of our board of directors. The members of our compensation committee are Mr. Pons and Ms. DiClaudio. Ms. DiClaudio serves as chairperson of the compensation committee.

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

Director Nominations

We do not have a standing nominating committee, though we intend to form a corporate governance and nominating committee as and when required to do so by law. A majority of the independent directors may recommend a director nominee for selection by the board of directors. The Board believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees are Mr. Shiv and Ms. DiClaudio, and all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table provides summary information concerning cash and non-cash compensation paid or accrued for the fiscal years ending December 31, 2025 and 2024 to our named executive officers (in thousands).

		Salary	Bonus	Stock Awards	All Other	Total
Name and Principal Position	Year	($)	($)	($)	Compensation	($)
Damien Lamendola,	2025	$—	—	1,206	—	$1,206
Chief Executive Officer and Director (1)	2024	—	—	362	—	362
Steve Johnson,	2025	59	—	704	—	763
Chief Financial Officer (2)	2024	39	—	211	—	250
John Powers,	2025	139	51	157	—	347
President and Chief Operating Officer (3)	2024	150	—	50	—	200
Dallas Scrip,	2025	146	—	—	—	146
President and Chief Operating Officer (4)	2024	—	—	—	—	—

(1)	Damien Lamendola was appointed as our Chief Executive Officer in November 2023. On January 11, 2024, we entered into an employment agreement with Mr. Lamendola. Pursuant to the terms of the Lamendola Employment Agreement, Mr. Lamendola’s gross annual salary will be $1.00. Mr. Lamendola has been a member of our board of directors since 2021. He was awarded 5,000 restricted stock units (“RSUs”) under the 2021 Plan with a fair value of $1.94 per share dated May 24, 2024. He was awarded 600,000 RSUs under the 2024 Plan with a fair value of $2.01 per share dated May 24, 2024. He was awarded 550,000 RSUs under the 2025 Plan with a fair value of $1.43 per share dated October 20, 2025.

(2)	Steve Johnson joined Marpai as Chief Financial Officer on November 2023 and continues in this role. We entered an employment agreement with Mr. Johnson on January 11, 2024. He was awarded 350,000 RSUs under the 2024 Plan with a fair value of $2.01 per share dated May 24, 2024. He was awarded 275,000 RSUs under the 2025 Plan with a fair value of $1.43 per share dated October 20, 2025. On July 1, 2024 his salary was increased to $44 thousand which was mandated as the minimum salary threshold by the Department of Labor for FLSA exemptions. On January 1, 2025, his salary was increased to $59 thousand.

(3)	John Powers joined Marpai as President on January 2, 2024 until his separation on August 29, 2025. He was awarded 150,000 RSUs under the 2021 Plan with a fair value of $1.74 per share dated May 24, 2024. He was awarded 150,000 RSUs under the 2024 Plan with a fair value of $1.31 per share dated June 9, 2025. On May 16, 2025, his salary increased to $285 thousand and he was awarded a one-time bonus of $51 thousand.

(4)	Dallas Scrip joined Marpai as Chief Operating Officer on June 2, 2025. He became the President and Chief Operating officer on August 29, 2025 and continued in this role until his separation on January 30, 2026. He was awarded 300,000 RSUs under the 2024 Plan with a fair value of $1.31 per share dated June 9, 2025.

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

On August 15, 2025, our board of directors, upon the recommendation of our Compensation Committee, approved the issuance of 75,000 RSUs to three independent directors for service on a special committee to vest over the nine-month period for which the committee was formed.

On October 20, 2025, our board of directors, upon the recommendation of our Compensation Committee, approved the issuance of 75,000 RSUs to one independent director for service on a special committee to vest over the seven-month period for which the committee was formed.

On October 20, 2025, our board of directors, upon the recommendation of our Compensation Committee, approved the issuance of 1,200,000 RSUs to vest immediately to our Chief Executive Officer (550,000 RSUs), Chief Financial Officer (275,000 RSUs), Board chair (125,000 RSUs) Committee chairs (75,000 RSUs) and independent directors (50,000 RSUs) for services rendered.

Other than indicated above, no director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments during Fiscal Year 2025.

Benefit Plans

We maintain a defined contribution employee retirement plan, or 401(k) plan, for our full-time employees. Our named executive officers are eligible to participate in the 401(k) plan on the same basis as our other full-time employees if they are considered an employee and not a consultant. The 401(k) plan is intended to qualify as a tax-qualified plan under Section 401(k) of the Internal Revenue Code. The 401(k) plan provides that each participant may make pre-tax deferrals from his or her compensation up to the statutory limit, which is $23 thousand for calendar year 2025, and other testing limits. Participants that are 50 years or older can also make “catch-up” contributions, which in calendar year 2025 may be up to an additional $8 thousand above the statutory limit. Participant contributions are held and invested, pursuant to the participant’s instructions, by the plan’s trustee.

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

If any common stock with respect to which the Participant has the right to purchase and/or receive under the 2021 Plan shall terminate, expire, or otherwise cease to exist, such common stock shall again be available for grant as 2021 Awards under the 2021 Plan. To date, incentive stock options for 1,828,119 shares of common stock have been approved by the board of directors for grant under the 2021 Plan, with 1,017,377 shares terminating and returning to the plan pool, and 72,241 shares being exercised. As of December 31, 2025, 92% of the options grant have vested, 5%, and 3% will vest in 2026, and 2027, respectively. To date, RSUs for 1,558,120 shares of common Stock have been approved by the board for grant under the 2021 plan, with 391,758 shares terminating and returning to the plan pool. As of December 31, 2025, 100% of the RSUs have vested.

2024 Global Stock Incentive Plan

On May 6, 2024, our board of directors, and the holders of all our issued and outstanding shares of common stock approved the adoption of the 2024 Plan, effective as of March 13, 2024. The 2024 Plan includes an ‘evergreen’ provision, whereby the number of shares of common stock reserved for issuance will automatically increase on January 1 of each year, beginning January 1, 2025. The annual increase is equal to 1% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year. The 2024 Plan provides for the grant of incentive stock options, RSUs, and other equity-based awards (collectively, the “2024 Awards”). We had reserved a total of 2,227,910 shares of common stock for grants of 2024 Awards to our employees, directors, advisory board members, consultants, and the like (collectively, the “Participants”) under the 2024 Plan or otherwise as shall be determined by the board of directors or any committee designated by it. The 2024 Plan shall expire in March 2034.

If any common stock with respect to which the Participant has the right to purchase and/or receive under the 2024 Plan shall terminate, expire, or otherwise cease to exist, such common stock shall again be available for grant as 2024 Awards under the 2024 Plan. To date, RSUs for 2,568,999 shares of common stock have been approved by the board for grant under the 2024 plan, with 417,500 shares terminating and returning to the plan pool. As of December 31, 2025, 57% of the RSUs have vested, 23%, and 2% will vest in 2026, and 2027, respectively. The remaining 18% will vest upon completion of a contractual condition.

Pursuant to the evergreen provision of the 2024 Plan, an additional 1,617,000 shares were reserved for issuance effective January 1, 2025, representing 1% of the shares outstanding as of December 31, 2024.

If any common stock with respect to which the Participant has the right to purchase and/or receive under the 2025 increase shall terminate, expire, or otherwise cease to exist, such common stock shall again be available for grant as 2025 Awards under the 2025 increase. To date, RSUs for 1,100,000 shares of common stock have been approved by the board for grant under the 2025 increase, with no shares terminating and returning to the plan pool. As of December 31, 2025, 100% of the RSUs have vested.

Director and Officer Liability Insurance

We maintain director and officer liability insurance that provides financial protection for our directors and officers if they are sued in connection with the performance of their services and provides employment practices liability coverage, which insures for harassment and discrimination suits.

Employment Agreements

President and Chief Executive Officer

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

Chief Financial Officer

On January 11, 2024, we entered into an employment agreement (the “Johnson Employment Agreement”) with our Chief Financial Officer, Steve Johnson, effective as of January 2, 2024. Pursuant to the terms of the Johnson Employment Agreement, Mr. Johnson’s gross annual salary will be $36 thousand. Mr. Johnson will be eligible for bonuses and equity grants in amounts to be determined at the discretion of our board of directors of Directors and the Compensation Committee, as applicable. In addition, Mr. Johnson will be granted an RSU for 350,000 shares of common stock, which shall vest over a two-year period, as follows: 30% of the shares subject to the RSU will vest immediately; 35% will vest one year after the commencement of his employment; and 35% will vest two years after the commencement of his employment. In addition, if and when we achieve five million dollars of unadjusted EBITDA within a calendar fiscal year, we will recommend to our board of directors that Mr. Johnson be granted an equity award consisting of RSUs for 100,000 shares, with immediate vesting. On July 1, 2024 his salary was increased to $44 thousand, which was mandated as the minimum salary threshold by the Department of Labor for FLSA exemptions. On January 1, 2025 his salary was increased to $59 thousand.

Former President and Chief Operating Officer

Effective January 2, 2024, we entered into an employment agreement with our President and Chief Operating Officer, John Powers (the “Powers Employment Agreement”). Mr. Powers’ gross annual salary was $150 thousand. Mr. Powers will be eligible for bonuses and equity grants in amounts to be determined at the discretion of our Board of Directors and the Compensation Committee of our Board of Directors, as applicable. In addition, Mr. Powers was granted a RSU for 150,000 shares of common stock, which shall vest over a two-year period, as follows: 30% of the shares subject to the RSU will vest immediately; 35% will vest one year after the commencement of his employment; and 35% will vest two years after the commencement of his employment.

On August 29, 2025, John Powers resigned from his position as President of Marpai, Inc. (the “Company”). Mr. Powers resignation was due to personal health reasons and was not the result of any disagreement with the Company on any matter relating to its operations, policies or practices. Mr. Powers will remain with the company in a part-time advisory capacity, serving as a Senior Consultant to the sales and leadership teams.

Former President and Chief Operating Officer

Effective June 2, 2025, we entered into an employment agreement with our President and Chief Operating Officer, Dallas Scrip (the “Scrip Employment Agreement”). Mr. Scrips’ gross annual salary was $250 thousand. In addition, Mr. Scrip was granted a RSU for 300,000 shares of common stock, which shall vest over a three-year period, as follows: 33.3% will vest one year after the commencement of his employment; and 33.3% will vest two years after the commencement of his employment; and 33.3% will vest three years after the commencement of his employment.

On January 16, 2026, Dallas Scrip resigned from his position as President of Marpai, Inc. (the “Company”), effective as of January 30, 2026. Mr. Scrip resignation was not the result of any disagreement with the Company on any matter relating to its operations, policies or practices.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information, to the best knowledge and belief of the Company, as of March 25, 2026 (unless provided herein otherwise), with respect to holdings of our common stock by (1) each person known by us to be the beneficial owner of more than 5% of the total number of shares of our common stock outstanding as of such date; (2) each of our directors; (3) each of our named executive officers; and (4) all of our directors and our executive officers as a group.

Unless otherwise indicated, the address of each person listed below is c/o Marpai, Inc., 615 Channelside Drive, Suite 207, Suite 1417, Tampa, FL, 33602.

			Percentage
	Beneficial		Of Shares
	Number of		Beneficially
Name of Beneficial Owner	Shares(1)		Owned
Directors and Named Executive Officers
Damien Lamendola	8,463,871	(2)	33.4%
Steve Johnson	684,592	(3)	2.7%
Yaron Eitan	1,301,377	(4)	5.1%
Sagiv Shiv	440,750	(5)	1.7%
Jennifer Calabrese	125,000	(6)	*
Robert Pons	434,200	(7)	1.7%
Colleen DiClaudio	186,250	(8)	*
All Directors and Executive Officers as a Group (7 Persons)	11,636,040	(9)	44.8%

*	less than 1%

(1)	Based on 25,292,667 shares of common stock issued and outstanding as of March 25, 2026. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

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

(2)	Comprised of (i) 6,519,893 shares of common stock, held directly by HillCour Investment Fund, LLC, of which Mr. Lamendola is the Manager, and over which he holds the voting and dispositive power, (ii) 931,674 shares of the common stock held directly by WellEnterprises USA, LLC, a wholly owned subsidiary of HillCour, Inc., which is wholly owned by HillCour Holdings LLC (f/k/a HillCour Holding Corporation) (“HillCour Holdings”), a corporation controlled by Mr. Lamendola, and Mr. Lamendola holds the voting and dispositive power over the securities held by WellEnterprises USA, LLC, (iii) 950,000 shares of the common stock, held directly by Damien Lamendola, and (iv) options to purchase 62,500 shares of common stock, exercisable at $4.44 per share, of which 62,304 are vested

(3)	Consists of (i) 684,592 shares of the common stock, held directly by Steve Johnson.

(4)	Consists of (i) 1,018,073 shares of the common stock, held directly by Yaron Eitan, (ii) 200,000 shares of common stock issuable upon the exercise of warrants at an exercise price of $1.00 per share expiring on October 30, 2028, (iii) options to purchase 62,500 shares of common stock, exercisable at $4.44 per share, of which 62,304 are vested, and (iv) 21,000 shares of common stock RSUs that are vested.

(5)	Consists of (i) 276,000 shares of the common stock, (ii) 100,000 shares of common stock issuable upon the exercise of warrants at an exercise price of $1.00 per share expiring on October 30, 2028, (iii) options to purchase 43,750 shares of common stock, exercisable at $3.56 per share, of which all are vested, and (iv) 21,000 shares of common stock RSUs that are vested.

(6)	Consists of (i) 125,000 shares of the common stock.

(7)	Consists of (i) 334,200 shares of the common stock, and ii) 100,000 shares of common stock issuable upon the exercise of warrants at an exercise price of $1.00 per share expiring on October 30, 2028.

(8)	Consists of (i) 121,500 shares of the common stock, (i) options to purchase 43,750 shares of common stock, exercisable at $4.44 per share, of which all are vested, and (iii) 21,000 shares of common stock RSUs that are vested.

(9)	Consists of 10,960,932 shares of common stock, 400,000 shares of common stock issuable upon the exercise of warrants, options to purchase 212,109 shares of common stock and 63,000 RSUs.

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

On November 7, 2025, we entered into a securities purchase agreement with certain investors, including the Company’s Chief Operating Officer and President, an immediate family member of the Chief Executive Officer, the chairman and certain directors of the Board, pursuant to which we agreed to issue and sell an aggregate of 3,850,000 shares of our common stock and warrants to purchase up to 7,700,000 shares of our common stock (of which the Company’s Chief Operating Officer and President, an immediate family member of the Chief Executive Officer, the chairman and certain directors of the Board purchased 425,000 shares of common stock and warrants to purchase up to 850,000 shares of our common stock) in a private placement, at a purchase price of $1.00 per share and accompanying warrant.

Consulting Fees

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

Chief Executive Officer Promissory Notes

On February 12, 2026, we issued a promissory note in the principal amount of $410,000 to Damien Lamendola, the Company’s Chief Executive Officer. The note accrues interest at a rate of 12.0% per annum (or the maximum amount of interest allowed under the laws of the State of New York, whichever is less) until the note is repaid in full. We may repay the note, in whole or in part, together with all interest then accrued and any other sums then due and payable to Mr. Lamendola, at any time, without premium or penalty. All payments of outstanding principal, interest and all other amounts due under the note are payable by April 11, 2026 to Mr. Lamendola, or his successors and assigns.

On March 9, 2026, we issued a promissory note in the principal amount of $250,000 to Damien Lamendola, the Company’s Chief Executive Officer. The note accrues interest at a rate of 12.0% per annum (or the maximum amount of interest allowed under the laws of the State of New York, whichever is less) until the note is repaid in full. We may prepay the note, in whole or in part, together with all interest then accrued and any other sums then due and payable to Mr. Lamendola, at any time, without premium or penalty. All payments of outstanding principal, interest and all other amounts due under the note are payable by May 10, 2026 to Mr. Lamendola, or his successors and assigns.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The fees for services provided by our independent registered public accounting firm to the Company and paid in the last two fiscal years were as follows (in thousands):

	Year ended	Year ended
	December 31,	December 31,
	2025	2024
Audit Fees	$441	$538
Audit-Related Fees	-	-
Tax Fees	87	97
All Other Fees	-	-
Total Fees	$528	$635

Audit Fees. These fees were for professional services in connection with the audit of the consolidated financial statements and quarterly reviews of the condensed consolidated financial statements included in Form 10-Q. Included in this amount are fees for consents and comfort letters related to registration payments and review of documents filed with the SEC.

Audit-Related Fees. None

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

As of December 31, 2025, we have accrued approximately $265 thousand for the annual audit fees for the fiscal year ended December 31, 2025, which we expect to pay UHY LLP during fiscal year 2026.

PART IV

ITEM 15. EXHIBITS.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant, dated March 31, 2021 (incorporated by reference to Exhibit 3.4 to registration statement on Form S-1 filed on October 25, 2021).
3.2	Second Amended and Restated Certificate of Incorporation of the Registrant, dated July 8, 2021(incorporated by reference to Exhibit 3.5 to registration statement on Form S-1 filed on October 25, 2021).
3.3	Amendment to Second Amended and Restated Certificate of Incorporation of the Registrant, dated September 2, 2021 (incorporated by reference to Exhibit 3.6 to registration statement on Form S-1 filed on October 25, 2021).
3.4	Amendment to Second Amended and Restated Certificate of Incorporation of the Registrant, dated October 17, 2021 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 20, 2025).
3.5	Certificate of Amendment to Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 29, 2023).
4.1	Specimen Common Stock Certificate of the Registrant (incorporated by reference to Exhibit 4.1 to registration statement on Form S-1 filed on October 25, 2021).
4.2	Form of Representative’s Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 19, 2023).
4.3	Description of Securities (incorporated by references to Exhibit 4.68 to Annual Report on Form 10-K filed on March 30, 2022).
4.4	Form of Warrant (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed on December 11, 2023).
4.5	Form of Common Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on November 12, 2025).
4.6	Form of Common Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on December 23, 2025).
4.7	Promissory Note, by and between Marpai, Inc. and Damien Lamendola, dated February 12, 2026 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on February 13, 2026).
4.8	Promissory Note, by and between Marpai, Inc. and Damien Lamendola, dated March 9, 2026 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 11, 2026).
10.1+	Marpai Health, Inc. Global Share Incentive Plan (2019) (incorporated by reference to Exhibit 10.10 to registration statement on Form S-1 filed on October 25, 2021).
10.2+	Marpai, Inc. 2021 Global Stock Incentive Plan (incorporated by reference to Exhibit 10.12 to registration statement on Form S-1 filed on October 25, 2021).
10.3+	Amended and Restated Exhibit A dated April 21, 2021, Services and Compensation between Marpai, Inc. and Yaron Eitan, appended to Consulting Agreement between CITTA, Inc. and Yaron Eitan dated July 29, 2019 (incorporated by reference to Exhibit 10.14 to registration statement on Form S-1 filed on October 25, 2021).
10.4+	Amendment to the Amended and Restated Services and Compensation between Marpai, Inc. and Yaron Eitan (incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K filed on March 30, 2022).
10.5	Securities Purchase Agreement executed by and between Marpai Health Inc. and HillCour Investment Fund, LLC, dated December 14, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 15, 2023).
10.6	Securities Purchase Agreement executed by and between Marpai Health Inc., HillCour Investment Fund, LLC, Yaron Eitan and Robert Pons, dated January 16, 2024 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 17, 2024).
10.7+	Employment Agreement, dated January 18, 2024, by and between Marpai, Inc. and John Powers (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 18, 2024).
10.8+	Employment Agreement, dated January 11, 2024, by and between Marpai, Inc. and Damien Lamendola (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 18, 2024).
10.9+	Employment Agreement, dated January 11, 2024, by and between Marpai, Inc. and Steve Johnson (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on January 18, 2024).
10.10+	Separation Agreement, dated January 15, 2024, by and between Marpai, Inc. and Gonen Antebi (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on January 18, 2024).
10.11+	Consulting Agreement, dated January 15, 2024, by and between Marpai, Inc. and Gonen Antebi (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on January 18, 2024).
10.12˄	Purchase Agreement by and between X.L. America, Inc., Seaview Re Holdings Inc., AXA S.A. and Marpai, Inc. dated as of August 4, 2022 for the purchase of Maestro Health, LLC (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed on August 9, 2022).
10.13+	First Amendment to Marpai, Inc. 2021 Global Stock Incentive Plan (incorporated by reference to Annex A to Definitive Proxy Statement on Form 14A filed on April 7, 2022).

10.14+	Employment letter agreement by and between Gonen Antebi and Marpai, Inc. (incorporated by reference to Exhibit 10.1 to current report on form 8-K filed on February 1, 2023).
10.15	Agreement of Sale of Future Receipts, by and among Marpai, Inc., Libertas Funding LLC and Damien Lamendola, as guarantor, dated February 2, 2024 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 8, 2024).
10.16	Amendment No. 1 to Purchase Agreement, by and between Marpai, Inc. and AXA S.A., a French société anonyme, dated February 7, 2024 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 8, 2024).
10.17	Securities Purchase Agreement executed by and between Marpai Health Inc. and HillCour Investment Fund, LLC, dated March 7, 2024 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 8, 2024).
10.18	Securities Purchase Agreement, by and among Marpai, Inc., our subsidiaries named therein, the purchasers named therein, and JGB Collateral, LLC, dated April 15, 2024 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 17, 2024).
10.19	Amendment to Securities Purchase Agreement, by and among Marpai, Inc., our subsidiaries named therein, the purchasers named therein, and JGB Collateral, LLC, dated December 30, 2024 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 6, 2025).
10.20+	Marpai, Inc. 2024 Global Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to registration statement on Form S-8 filed on May 22, 2024).
10.21	Form of Securities Purchase Agreement executed by and between Marpai Health Inc. and investor parties thereto, dated August 28, 2024 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed September 3, 2024).
10.22	Securities Purchase Agreement executed by and between Marpai Health Inc. and investor parties thereto, dated December 5, 2024 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 10, 2024).
10.24	Employment Offer Letter by and between Marpai, Inc. and Dallas Scrip, dated May 1, 2025 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 13, 2025).
10.25	Securities Purchase Agreement executed by and between Marpai Health Inc. and investor parties thereto, dated May 13, 2025 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 14, 2025).
10.26	Securities Purchase Agreement executed by and between Marpai Health Inc. and investor parties thereto, dated July 17, 2025 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 21, 2025).
10.27	Securities Purchase Agreement executed by and between Marpai Health Inc. and investor parties thereto, dated July 29, 2025 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 4, 2025).
10.28	Securities Purchase Agreement executed by and between Marpai Health Inc. and investor parties thereto, dated September 10, 2025 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 16, 2025).
10.29	Securities Purchase Agreement executed by and between Marpai Health Inc. and investor parties thereto, dated September 30, 2025 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 6, 2025).
10.30	Securities Purchase Agreement executed by and between Marpai Health Inc. and investor parties thereto, dated November 7, 2025 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 12, 2025).
10.31	Securities Purchase Agreement executed by and between Marpai Health Inc. and investor parties thereto, dated December 22, 2025 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 23, 2025).
14.1	Marpai, Inc. Code of Ethics, adopted September 2, 2021 (incorporated by reference to Exhibit 14.2 to registration statement on Form S-1 filed on October 25, 2021).
19.1	Marpai, Inc. Insider Trading Policy, adopted March 25, 2025 (incorporated by reference to Exhibit 19.1 to the Registrant’s Annual Report on Form 10-K filed on March 27, 2025).
23.1*	Consent of UHY LLP
31.1**	Certification pursuant to Rule 13a-14(a)/15d-14(a) of Chief Executive Officer
31.2**	Certification pursuant to Rule 13a-14(a)/15d-14(a) of Chief Financial Officer
32.1**	Certification pursuant to 18 U.S.C. Section 1350 of Chief Executive Officer
32.2**	Certification pursuant to 18 U.S.C. Section 1350 Chief Financial Officer
97.1	Marpai Inc. Clawback Policy, dated October 2, 2023 (incorporated by reference to Exhibit 97.1 to Annual Report on Form 10-K filed on March 25, 2024).
101*	The following materials from our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 formatted in inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements, tagged as blocks of text and in detail.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.

**	Furnished herewith.

+	Management contract or compensation plan.

˄	Certain identified information in the exhibit has been excluded from the exhibit because it is both (i) not material and (ii) would likely cause competitive harm to the Company if publicly disclosed.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

Marpai, Inc.

By:	/s/ Damien Lamendola
Damien Lamendola, Chief Executive Officer and Director (Principal Executive Officer)

Dated: March 25, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Damien Lamendola	Dated: March 25, 2026
Damien Lamendola, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Steve Johnson	Dated: March 25, 2026
Steve Johnson, Principal Financial Officer and Accounting Officer

By:	/s/ Yaron Eitan	Dated: March 25, 2026
Yaron Eitan, Chairman of the Board of Directors

By:	/s/ Jennifer Calabrese	Dated: March 25, 2026
Jennifer Calabrese, Director

By:	/s/ Sagiv Shiv	Dated: March 25, 2026
Sagiv Shiv, Director

By:	/s/ Colleen DiClaudio	Dated: March 25, 2026
Colleen DiClaudio, Director

By:	/s/ Robert Pons	Dated: March 25, 2026
Robert Pons, Director

MARPAI, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Marpai, Inc. and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Marpai, Inc. and subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2 to the consolidated financial statements, the Company has incurred recurring operating losses and negative cash flows from operations, has an accumulated deficit, and has historically met its cash needs primarily through proceeds from issuing convertible notes, warrants, and common stock, as well as receiving loans from various lenders. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We have served as the Company’s auditor since 2020.

/s/ UHY LLP

Melville, New York

March 25, 2026

MARPAI, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,	December 31,
	2025	2024
ASSETS:
Current assets:
Cash and cash equivalents	$133	$764
Restricted cash	8,818	8,468
Accounts receivable, net of allowance for credit losses of $21 and $1	697	837
Unbilled receivables	280	569
Due from buyer for sale of business unit	—	500
Prepaid expenses and other current assets	408	759
Total current assets	10,336	11,897

Capitalized software, net	60	441
Operating lease right-of-use assets	218	296
Security deposits	229	229
Other long-term asset	61	15
Total assets	$10,904	$12,878

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$3,668	$3,109
Accrued expenses	2,115	2,585
Accrued fiduciary obligations	8,521	6,308
Deferred revenue	89	625
Current portion of operating lease liabilities	264	244
Current portion of convertible debentures, net	3,037	3,106
Other short-term liabilities	8,000	3,005
Total current liabilities	25,694	18,982

Other long-term liabilities	11,450	14,891
Convertible debentures, net of current portion	5,795	5,921
Operating lease liabilities, net of current portion	528	793
Total liabilities	43,467	40,587
COMMITMENTS AND CONTINGENCIES (Note 20)

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 2,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2025 and 2024, respectively.	—	—
Common stock, $0.0001 par value, 227,791,050 shares authorized; 24,035,610 issued and outstanding at December 31, 2025 and 14,237,176 issued and outstanding at December 31, 2024	2	1
Additional paid-in capital	82,829	71,124
Accumulated deficit	(115,394)	(98,834)
Total stockholders’ deficit	(32,563)	(27,709)
Total liabilities and stockholders’ deficit	$10,904	$12,878

The accompanying notes are an integral part of these consolidated financial statements.

MARPAI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year ended December 31,
	2025	2024
Revenue	$18,099	$28,173
Costs and expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below)	13,319	19,066
General and administrative	11,139	12,832
Sales and marketing	1,091	1,766
Information technology	5,116	4,697
Research and development	7	29
Depreciation and amortization	381	2,256
Impairment of goodwill and intangible assets	—	7,588
Facilities	580	1,305
Loss on disposal of assets	19	648
Loss on sale of business unit	—	73
Total costs and expenses	31,652	50,260

Operating loss	(13,553)	(22,087)

Other income (expenses)
Other income, net	227	396
Interest expense	(3,234)	(2,709)
Loss on debt extinguishment	—	(1,877)
Gain on forgiveness of other liability	—	3,000
Foreign exchange loss	—	(1)
Loss before provision for income taxes	(16,560)	(23,278)

Income tax expense	—	(1,190)
Net loss	$(16,560)	$(22,088)

Net loss per share, basic and fully diluted	$(0.95)	$(1.92)

Weighted average number of shares of common stock, basic and fully diluted	17,367,886	11,511,203

The accompanying notes are an integral part of these consolidated financial statements.

MARPAI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(in thousands, except share data)

	Preferred stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2023	—	$—	7,960,938	$1	$63,307	$(76,746)	$(13,438)
Share-based compensation	—	—	—	—	3,157	—	3,157
Issuance of stock upon vesting of restricted stock units	—	—	720,242	—	—	—	—
Issuance of privately placed shares	—	—	5,555,996	—	4,660	—	4,660
Net loss	—	—	—	—	—	(22,088)	(22,088)
Balance, December 31, 2024	—	$—	14,237,176	$1	$71,124	$(98,834)	$(27,709)
Share-based compensation	—	—	—	—	3,614	—	3,614
Issuance of stock upon vesting of restricted stock units	—	—	2,179,010	—	—	—	—
Issuance of common stock to vendors in exchange for services	—	—	769,999	—	1,062	—	1,062
Issuance of privately placed shares and warrants	—	—	6,849,425	1	7,029	—	7,030
Net loss	—	—	—	—	—	(16,560)	(16,560)
Balance, December 31, 2025	—	$—	24,035,610	$2	$82,829	$(115,394)	$(32,563)

The accompanying notes are an integral part of these consolidated financial statements.

MARPAI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(16,560)	$(22,088)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	381	2,256
Loss on disposal of assets	19	648
Provision for credit losses	20	—
Loss on sale of receivables	—	306
Share-based compensation	3,614	3,157
Shares issued to vendors in exchange for services	1,062	—
Amortization of right-of-use asset	59	211
Impairment of goodwill and intangible assets	—	7,588
Loss on sale of business unit	—	73
Gain on forgiveness of other liability	—	(3,000)
Loss on lease termination	—	71
Non-cash interest expense	1,810	1,395
Amortization of debt premium and debt issuance costs, net	(33)	201
Loss on debt extinguishment	—	1,877
Deferred taxes	—	(1,190)
Changes in operating assets and liabilities:
Accounts receivable and unbilled receivable	409	486
Prepaid expense and other assets	351	142
Security deposit	—	138
Accounts payable	559	(1,540)
Accrued expenses	(470)	(231)
Accrued fiduciary obligations	2,213	(5,265)
Operating lease liabilities	(245)	(464)
Other liabilities	(596)	64
Other asset	(46)	7
Net cash used in operating activities	(7,453)	(15,158)
Cash flows from investing activities:
Proceeds from sale of business unit	500	227
Net cash provided by investing activities	500	227
Cash flows from financing activities:
Payments to seller for acquisition	(196)	(631)
Proceeds from issuance of common stock and warrants in a private offering	7,030	4,660
Proceeds from issuance of convertible debentures	3,000	8,000
Proceeds from sale of future cash receipts on accounts receivable	—	1,509
Payments to buyer of receivables	—	(1,816)
Payments on convertible debentures	(3,000)	(420)
Payments of convertible debenture issuance costs	(162)	(631)
Net cash provided by financing activities	6,672	10,671
Net decrease in cash, cash equivalents and restricted cash	(281)	(4,260)
Cash, cash equivalents and restricted cash at beginning of period	9,232	13,492
Cash, cash equivalents and restricted cash at end of period	$8,951	$9,232
Reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheets
Cash and cash equivalents	$133	$764
Restricted cash	8,818	8,468
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$8,951	$9,232
Supplemental disclosure of cash flow information
Cash paid for interest	$1,457	$1,742

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

Organization

Marpai, Inc.’s (“Marpai” or the “Company”) operations are principally conducted through our wholly owned subsidiaries, Marpai Health, Inc. (“Marpai Health”), Marpai Administrators LLC (“Marpai Administrators”), and Maestro Health LLC (“Maestro”). Marpai Administrators and Maestro are our healthcare payer subsidiaries that provide administration services to self-insured employer groups across the United States. They act as a third-party administrator (“TPA”) handling all administrative aspects of providing healthcare to self-insured employer groups. The Company has combined these two businesses to create what it believes to be the Payer of the Future, which has not only the licenses, processes and know-how of a payer but also the latest technology. This combination allows the Company to differentiate itself in the TPA market by delivering a technology-driven service that it believes can lower the overall cost of healthcare while maintaining or improving healthcare outcomes. Marpai Captive, Inc. (“Marpai Captive”) was founded in March 2022 as a Delaware corporation. Marpai Captive engages in the captive insurance market and commenced operations in the first quarter of 2023 and operated until the fourth quarter of 2025.

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

NOTE 2 – LIQUIDITY AND GOING CONCERN

As shown in the accompanying consolidated financial statements as of and for the year ended December 31, 2025, the Company has an accumulated deficit of approximately $115.4 million and negative working capital of approximately $15.4 million. As of December 31, 2025, the Company had short-term debt of approximately $11.0 million and long-term debt of approximately $17.2 million and approximately $133 thousand of unrestricted cash on hand. For the years ended December 31, 2025 and 2024, the Company has reported operating losses and negative cash flows from operations. The Company has met its cash needs primarily through proceeds from issuing convertible notes, warrants, and shares of our Class A common stock, par value $0.0001 per share (the “common stock”), as well as receiving loans from various lenders.

If the Company is unable to raise additional capital moving forward, our ability to operate in the normal course and continue to invest in our product portfolio may be materially and adversely impacted and the Company may be forced to scale back operations or divest some or all of our assets.

As a result of the above, in connection with our assessment of going concern considerations in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that our liquidity condition raises substantial doubt about our ability to continue as a going concern through twelve months from the date of these consolidated financial statements are issued. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Pursuant to the terms of the Libertas Agreement, the Company agreed to pay Libertas $57 thousand each week, including interest, based upon an anticipated 20% of our future receivables until such time as $2.2 million has been paid, a period Libertas and the Company estimated at the time to be approximately 11 months. The Libertas Agreement also contains customary affirmative and negative covenants, representations and warranties, and default and terminations provisions. In April 2024, the Company repaid $1.8 million to Libertas to satisfy the Libertas Agreement in full.

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

Pursuant to the AXA Amendment, the parties agreed to reduce the Base Purchase and the Full Base Amount (as defined in the AXA Agreement) by $3 million in the aggregate, provided that by December 31, 2024, (i) our largest shareholder has contributed at least $3 million in equity, (ii) the Company maintains a listing of our securities on Nasdaq or a nationally recognized stock exchange and (iii) between February 29, 2024 and April 15, 2024, the Company makes all timely payments owed under the AXA Agreement (collectively, the “Reduction Criteria”). As of December 31, 2024 the reduction criteria has been met and a gain of $3.0 million was recognized within the accompanying consolidated statements of operations for the year ended December 31, 2024.

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

The AXA Amendment also provides that the Company shall make three monthly payments of $158 thousand on or prior to February 29, 2024, March 31, 2024 and April 15, 2024 for the 2024 year, as well as make such total accumulated annual payments of $2.3 million, $5.3 million, $13.3 million and $22.3 million in years 2024, 2025, 2026 and 2027 if the Reduction Criteria are met or $2.3 million, $8.3 million, $16.3 million and $25.3 million in years 2024, 2025, 2026 and 2027, respectively, if the Reduction Criteria are not met. The Company made timely payments of $158 thousand for February, March and April 2024. As of December 31, 2025, the amount due in 2026 of $8 million is included in other short-term liabilities and amounts due thereafter aggregating $11.4 million are included in other long-term liabilities on the consolidated balance sheets.

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

On November 7, 2025, we entered into a securities purchase agreement with certain investors, including the Company’s Chief Operating Officer and President, an immediate family member of the Chief Executive Officer, the chairman and certain directors of the Board, pursuant to which we agreed to issue and sell an aggregate of 3,850,000 shares of our common stock and warrants to purchase up to 7,700,000 shares of our common stock (of which the Company’s Chief Operating Officer and President, an immediate family member of the Chief Executive Officer, the chairman and certain directors of the Board purchased 425,000 shares of common stock and warrants to purchase up to 850,000 shares of our common stock) in a private placement, at a purchase price of $1.00 per share and accompanying warrant.

On December 22, 2025, we entered into a securities purchase agreement with certain investors, pursuant to which we agreed to issue and sell an aggregate of 350,000 shares of our common stock and warrants to purchase up to 700,000 shares of our common stock in a private placement, at a purchase price of $1.00 per share and accompanying warrant.

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

Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingencies at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include, but are not limited to, valuation of share-based compensation, accounting for warrants, allowance for credit losses, useful lives of internally developed software, intangible assets and, incurred but not reported (“IBNR”) reserves, whether an arrangement is or contains a lease, the incremental borrowing rate used for operating leases, income tax accruals, the valuation allowance for deferred income taxes, and contingent liabilities.

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

Concentrations of Credit Risk

The Company maintains cash accounts with financial institutions. At times, balances in these accounts may exceed federally insured limits. The amounts over the federally insured limits as of December 31, 2025 and 2024 were approximately $87 thousand and $87 thousand, respectively. No losses have been incurred to date on any deposit balances.

For the year ended December 31, 2025, we had no single customer that accounted for more than 10% of total revenue. For the year ended December 31, 2024, one customer accounted for 15.0% of total revenue. At December 31, 2025, two customers accounted for 19.5%, and 19.1% of accounts receivable, respectively. At December 31, 2024, two customers accounted for 38.2%, and 15.6% of accounts receivable, respectively.

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

The Company periodically reviews accounts receivable balances and provides an allowance for credit losses to the extent deemed uncollectible. The allowance for credit losses is our best estimate of the amount of probable credit losses in existing accounts receivable and unbilled receivables. The Company determines expected credit losses based on historical write-off experience, an analysis of the aging of outstanding receivables, customer payment patterns, the establishment of specific reserves for customers in an adverse financial condition, and expectations of changes in macro-economic conditions that may impact the collectability of outstanding receivables. Balances are considered past due based on invoiced terms. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company had an allowance for credit losses of $21 thousand and $1 thousand, as of December 31, 2025 and 2024, respectively.

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

The Company measures our long-lived assets at fair value on a non-recurring basis when a triggering event requires such evaluation. During the year ended December 31, 2024, the Company recorded goodwill and intangible assets impairment charges of $7.6 million related to our goodwill and intangibles (see Note 6). The goodwill and intangible assets impairment charge was determined based on a combination of market capitalization including quoted market prices (Level 1 inputs) and a discounted cash flow analysis (Level 3 inputs).

Fair Value of Financial Instruments

The carrying amounts of our financial instruments, which include accounts receivable, accounts payable, accrued expenses, and debt at fixed interest rates, approximate their fair values at December 31, 2025 and 2024, principally due to the short-term nature, maturities, or nature of interest rates of the above listed items.

Long-Lived Assets

The Company reviews our long-lived assets for impairment whenever events or circumstances exist that indicate the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets is measured by comparing the carrying amounts of the assets to the future undiscounted cash flows expected to be generated by the assets. If the asset or asset group is considered to be impaired, an impairment loss would be recorded to adjust the carrying amounts to the estimated fair value. Management has determined that no impairment of long-lived assets exists, and accordingly, no impairment adjustments to the carrying amounts of our long-lived assets have been recorded for the years ended December 31, 2025 and 2024.

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

During the years ended December 31, 2024, the Company recognized impairments of our goodwill – see Note 6.

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

The Company follows ASC Topic 740-10-65-1 in accounting for uncertainty in income taxes by prescribing rules for recognition, measurement, and classification in financial statements of tax positions taken or expected to be in a tax return. This prescribes a two-step process for the financial statement measurement and recognition of a tax position. The first step involves the determination of whether it is more likely than not (greater than 50 percent likelihood) that a tax position will be sustained upon examination, based on the technical merits of the position. The second step requires that any tax position that meets the more likely than not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is a greater than 50 percent likelihood of being realized upon ultimate settlement. This topic also provides guidance on the accounting for related interest and penalties, financial statement classification and disclosure. Our policy is that any interest or penalties related to uncertain tax positions are recognized in income tax expense when incurred. The Company has no uncertain tax positions or related interest or penalties requiring accrual at December 31, 2025 and 2024.

Revenue Recognition

Third Party Administrator Revenue

Revenue is recognized when control of the promised services is transferred to our customers in an amount that reflects the consideration expected to be entitled to in exchange for those services. As the Company completes our performance obligations, it has an unconditional right to consideration, as outlined in our contracts.

Contract Balances

At December 31, 2025 and 2024, the balances of our accounts receivable from contracts with customers, net of related allowances for credit losses, were $697 thousand and $837 thousand, respectively, and the balance of our unbilled receivable from a contract with a customer was $280 thousand and $569 thousand, respectively. When the Company receives consideration from a customer prior to transferring services to the customer under the terms of the customer contracts, it records deferred revenue on our consolidated balance sheet, which represents a contract liability. At December 31, 2025 and 2024, the balance of deferred revenue was $89 thousand and $625 thousand, respectively. The full deferred revenue balance as of December 31, 2024 was recognized during the year ended December 31, 2025. The Company anticipates that it will satisfy all of our performance obligations associated with our contract liabilities within a year.

The Company also provides certain performance guarantees under their contracts with customers. Customers may be entitled to receive compensation if the Company fails to meet the guarantees. Actual performance is compared to the contractual guarantee for each measure throughout the period. At December 31, 2025 and 2024, the Company had performance guarantee liabilities of $199 thousand and $247 thousand, respectively, which are included in accrued expenses on the accompanying consolidated balance sheets.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of outstanding shares of common stock for the period, considering the effect of participating securities. Diluted earnings (loss) per share is calculated by dividing net earnings (loss) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. During the periods when they are anti-dilutive, common stock equivalents, if any, are not considered in the computation. At December 31, 2025 and 2024, there were 12,391,326 and 5,087,419 common stock equivalents, respectively. For the years ended December 31, 2025 and 2024, these potential shares were excluded from the shares used to calculate diluted net loss per share as their effect would have been antidilutive.

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

Recently Adopted Accounting Pronouncements

Profit Interests and Similar Awards

In March 2024, the FASB issued ASU No. 2024-01, “Scope Application of Profits Interest and Similar Awards” (“ASU 2024-01”). ASU 2024-01 clarifies appropriate accounting for awards issued with the intent to align compensation with operating performance by providing specific examples for issuers to follow. Beyond these clarifying examples, no changes to the codification were made. ASU 2024-01 is effective for fiscal years beginning after December 15, 2024, and interim periods within the fiscal years beginning after December 15, 2024. The Company adopted ASU 2024-01 effective January 1, 2025, which did not have a material impact on our consolidated financial statements and related disclosures.

Recently Issued Accounting Pronouncements Not Yet Adopted

Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. The standard will be effective for public companies for fiscal years beginning after December 15, 2024. Early adoption is permitted. As the Company is an emerging growth company, the standard will be effective for the Company for the year ended December 31, 2026. The Company is currently evaluating the impact of this accounting standard update on our consolidated financial statements.

Disaggregation of Income Statement Disclosures

In November 2024, the FASB issued ASU 2024-03, “Expense Disaggregation Disclosures (Topic 220): Disaggregation of Income Statement Expenses” (“ASU 2024-03”), which requires public entities to disclose additional information that disaggregates certain expense captions into specified categories in the Notes to the consolidated financial statements. The new standard is effective for fiscal years beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The disclosure updates are required to be applied prospectively with the option for retrospective application. The Company is currently evaluating the impact the amended guidance will have on our consolidated financial statements and disclosures.

Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity

In May 2025, the FASB issued ASU 2025-03, Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity (subtopic 805-10-55). This accounting standards update seeks to improve the requirements for identifying the accounting acquirer in transactions effected primarily by exchanging equity interests in which the legal acquiree is a variable interest entity (“VIE”), enhance the comparability of financial statements and result in more closely aligned accounting outcomes as economically similar transactions in which the legal acquiree is a voting interest entity. Under the current guidance, if the legal acquiree is a VIE, the primary beneficiary of the VIE is always the accounting acquirer. The revised guidance requires an entity to assess the factors in Topic 805, Business Combinations, to determine the accounting acquirer in an acquisition transaction primarily effected by exchanging equity interests when the legal acquiree is a VIE that meets the definition of a business. The ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods and applies prospectively to any acquisition transaction that occurs after the initial application date. The ASU is not expected to have a material impact on the Company’s consolidated financial statements.

Targeted Improvements to the Accounting for Internal-Use Software

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This accounting standards update removes references to software development project stages and clarifies that an entity is required to start capitalizing software costs when both of the following occur: (1) management has authorized and committed to funding the software project and (2) it is probable that the project will be completed and the software will be used to perform the function intended. The update provides the following two factors to consider in determining if the second criterion has been met:

○	The software being developed has technological innovations or novel, unique, or unproven functions or features, and the uncertainty related to those technological innovations, functions, or features, has not been resolved through coding and testing.

○	The significant performance requirements (for example, functions or features) have not been identified or continue to be substantially revised.

The update specifies that the disclosures in Subtopic 360-10, Property, Plant, and Equipment—Overall, are required for all capitalized internal-use software costs, regardless of how those costs are presented in the financial statements. Additionally, the amendments clarify that the intangible asset disclosures in paragraphs 350-30-50-1 through 50-3 are not required for capitalized internal-use software costs. The amendments in this update are effective for all entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods and can be applied prospectively, retrospectively or using a modified transition approach. Early adoption is permitted as of the beginning of an annual reporting period. We will adopt the guidance when it becomes effective. We are currently evaluating the effects of adopting this standard.

Codification Improvements

In December 2025, the FASB issued ASU No. 2025-12, Codification Improvements (“ASU 2025-12”). ASU 2025-12 adds clarification, corrects errors, or makes minor improvements. ASU 2025-12 is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. Early adoption is permitted as of the beginning of an annual reporting period and adoption can be applied prospectively or retrospectively. The Company is currently evaluating the impact of ASU 2025-12 on our consolidated financial statements and disclosures.

NOTE 4 – PROPERTY AND EQUIPMENT

As of December 31, 2025 and 2024, all of our property and equipment had a net book value of $0 thousand.

Depreciation expense was $0 thousand and $118 thousand for the years ended December 31, 2025 and 2024, respectively.

Effective August 23, 2024, the Company terminated our Charlotte office lease agreement and disposed of all remaining equipment, furniture, and fixtures.

In accordance with the disposal, the Company recorded a loss on disposal of assets of $493 thousand for the year ended December 31, 2024.

NOTE 5 – CAPITALIZED SOFTWARE

Capitalized software consists of the following at:

(in thousands)

	December 31,	December 31,
	2025	2024
Capitalized software	$3,836	$7,085
Accumulated amortization	(3,776)	(6,644)
Capitalized software, net	$60	$441

Amortization expense was $381 thousand and $1.5 million for the years ended December 31, 2025 and 2024, respectively.

During the year ended December 31, 2024, the Company disposed of certain capitalized software that was no longer in use with a total gross capitalized software balance of $1.0 million and recorded a loss on disposal of assets of $155 thousand.

Estimated amortization for capitalized software for future periods is as follows:

(in thousands)

Year Ended December 31,
2026	$60
Total	$60

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS

As of December 31, 2025 and 2024, there was no goodwill. During the year ended December 31, 2024, the Company determined that our goodwill was fully impaired due to the continuation of revenues being below management’s expectations, continued operating losses and negative operating cash flows, reductions in our stock price and market capitalization, and the delisting from Nasdaq and subsequent transition to the OTCQX market in the second quarter of 2024 whereby our common stock has been thinly traded. As a result, the Company recorded a goodwill impairment charge in the amount of $3.0 million in June 2024.

There were no intangible assets as of December 31, 2025.  Intangible assets consisted of the following as of December 31, 2024:

(in thousands)

	December 31, 2024
		Gross				Net
	Useful	Carrying	Accumulated	Net		Carrying
	Life	Amount	Amortization	Disposal	Impairment	Amount
Trademarks	5-10 years	$2,320	$(761)	$—	$(1,559)	$—
Noncompete agreements	5 Years	990	(644)	—	(346)	—
Customer relationships	5-7 Years	3,760	(1,628)	(51)	(2,081)	—
Patents and patent applications	5 Years	650	(65)	—	(585)	—
		$7,720	$(3,098)	$(51)	$(4,571)	$—

Amortization expense was $0 thousand and $606 thousand for the years ended December 31, 2025 and 2024, respectively.

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

NOTE 7 – LEASES

The Company leases office space and certain equipment under operating leases that expire between 2025 and 2028. The terms of the leases provide for rental payments with escalation clauses and contain options that allow the Company to extend or terminate the lease agreements.

Operating lease costs recorded in the accompanying consolidated statements of operations were $337 thousand and $560 thousand for the years ended December 31, 2025 and 2024.

Our future lease payments, which are presented as current maturities of operating leases and noncurrent operating lease liabilities on our accompanying consolidated balance sheet as of December 31, 2025, including any optional extensions, are as follows:

(in thousands)

Year Ended December 31,
2026	$333
2027	328
2028	248
Total lease payments	909
Less: imputed interest	(117)
Present value of lease liabilities	792
Less: current lease liabilities	(264)
Long-term lease liabilities	$528

The weighted average remaining lease term was 2.7 years and 3.6 years as of December 31, 2025 and 2024, respectively. The weighted average operating lease discount rate was 10.0% and 9.9% as of December 31, 2025 and 2024, respectively.

The Company does not recognize lease liabilities or lease assets on the consolidated balance sheets for short-term leases (leases with a lease term of twelve months or less as of the commencement date). Rather, any short-term lease payments are recognized as an expense on a straight-line basis over the lease term. The Company recognized expense of $79 thousand and $146 thousand for short-term lease commitments for the years ended December 31, 2025 and 2024, respectively.

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

Sublease income recorded as other income for the years ended December 31, 2025 and 2024 was approximately $199 thousand and $280 thousand, respectively.

The following is a summary as of December 31, 2025 of the contractual sublease income:

(in thousands)

Year Ended December 31,
2026	$308
2027	319
2028	245
Total sublease income	$872

NOTE 8 – LOSS AND LOSS ADJUSTMENT EXPENSES

The following table shows changes in aggregate reserves for our loss and loss adjustment expenses:

(in thousands)

	December 31,	December 31,
	2025	2024
Net reserves at January 1,	$201	$266
Incurred loss and loss adjustment expenses
Provisions for insured events of the current year	-	48
Change in provision for insured events of prior year	(189)	65
Total incurred loss and loss adjustment expense	(189)	113
Payments
Loss and loss adjustment expenses attributable to insured events of the current year	-	7
Loss and loss adjustment expenses attributable to insured events of the prior year	12	171
Total payments	12	178
Net reserves at December 31,	$-	$201

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

As of December 31, 2025, the net carrying amount of the convertible debentures is $8.8 million, of which $3.0 million is short term. The loan has unamortized debt premium and issuance costs of $209 thousand and $163 thousand, respectively. The estimated fair value (Level 3) of the convertible debt instrument was $8.8 million as of December 31, 2025. During the year ended December 31, 2025, the Company made total principal payments of $3.0 million and interest of $1.5 million was paid as it was incurred.

Our future loan payments, which are presented as current portion of convertible debenture, net and convertible debentures, net of current portion on our accompanying consolidated balance sheet as of December 31, 2025, are as follows:

(in thousands)

December 31, 2025
Convertible debenture principal	$8,786
Unamortized debt premium and issuance costs	46
Outstanding balance, net	8,832
Less: current portion	(3,037)
Long-term portion	$5,795

The following is a summary as of December 31, 2025, of the contractual principal payments:

(in thousands)

Year Ended December 31,
2026	3,000
2027	5,786
Total contractual principal payments	$8,786

NOTE 10 – REVENUE

Disaggregation of Revenue

The following tables illustrates the disaggregation of revenue by similar products:

	December 31,	December 31,
	2025	2024
Third party administrator services	$18,106	$28,077
Captive insurance	(7)	96
Total	$18,099	$28,173

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

Under the terms of the 2020 Plan, on the grant date, the Board of Directors determines the vesting schedule of each stock option and RSUs on an individual basis. All stock options expire ten (10) years from the date of the grant. Vested options expire 90 days after the termination of employment of the grantee.

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

Stock Options

No stock options were granted during the year ended December 31, 2025. The fair value of stock options and share awards granted under the stock option plan during the year ended December 31, 2024 was estimated at the date of grant using the Black-Scholes option pricing model and the following assumptions for grants:

2024
Risk-free interest rates	4.27%
Expected life	2.5 years
Expected volatility	191.71%
Expected dividend yield	0.00%

The following table summarizes the stock option activity:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Balance at January 1, 2025	1,145,639	$3.32	6.70	$—
Granted	—	—
Forfeited/Cancelled	(407,139)	5.58
Exercised	—	—
Balance at December 31, 2025	738,500	2.07	5.36	$—
Exercisable at December 31, 2025	680,557	$2.06	5.17	$—

The following table summarizes our non-vested stock options activity:

	Non-vested	Weighted-Average
	Options	Grant Date
	Outstanding	Fair Value
At January 1, 2025	159,605	$1.63
Options granted	—	—
Options forfeited/cancelled	(26,193)	1.72
Options exercised	—	—
Options vested	(75,469)	1.63
At December 31, 2025	57,943	$1.59

For the years ended December 31, 2025 and 2024, the Company recognized $124 thousand and $351 thousand of stock compensation expense relating to stock options, respectively. As of December 31, 2025, there was $89 thousand of unrecognized stock compensation expense related to non-vested share-based compensation arrangements granted under the Plan, which is expected to be recognized over a weighted-average period of approximately 1.4 years.

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

On January 28, 2025, the compensation committee of the Board granted a director RSU award pursuant to which the holder has the right to receive an aggregate of 600,000 shares of our common stock in connection with the holder being a personal guarantor on new financing. These awards were granted outside of a company global stock incentive plan and vest as follows: A portion of these awards vested on the date of grant and the rest will vest over the next 2 years from the date of the grant.

On March 7, 2025, the compensation committee of the Board granted various employees RSU awards, under which the holders have the right to receive an aggregate of 82,000 shares of our common stock. These awards vested on the date of grant.

On June 9, 2025, the compensation committee of the Board granted various employees RSU awards, under which the holders have the right to receive an aggregate of 600,000 shares of our common stock. A portion of these awards vested on the date of grant and the rest will vest over the next three years, or upon the Company meeting certain milestones.

On August 15, 2025, the compensation committee of the Board granted certain board members RSU awards, under which the holders have the right to receive an aggregate of up to 225,000 shares of our common stock. These awards vest over a period of nine months from the date of the grant.

On October 15, 2025, the compensation committee of the Board granted an employee RSU awards, under which the holders have the right to receive an aggregate of up to 50,000 shares of our common stock. These awards vest over a period of three years from the date of the grant.

On October 20, 2025, the compensation committee of the Board granted certain board members RSU awards, under which the holders have the right to receive an aggregate of up to 1,275,000 shares of our common stock. A portion of these awards vested on the date of grant and the rest will vest over the next nine months from the date of the grant.

On November 17, 2025, the compensation committee of the Board granted certain vendors RSU awards, under which the holders have the right to receive an aggregate of up to 69,999 shares of our common stock. A portion of these awards vested on the date of grant and the rest will vest over the next eleven months from the date of the grant.

The following table summarizes the restricted stock units activity:

	Restricted Stock Units	Value
Outstanding at January 1, 2025	1,320,000	$1.94
Granted	3,001,999	1.24
Forfeited/cancelled	(470,000)	1.16
Vested	(2,231,499)	1.48
Outstanding at December 31, 2025	1,620,500	$1.60

For the years ended December 31, 2025 and 2024, the Company recognized $3.5 million and $2.1 million of stock compensation expense relating to RSUs, respectively. As of December 31, 2025, there was $741 thousand in unrecognized compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average period of approximately one year.

NOTE 12 – WARRANTS

Upon closing of our private offering on November 7, 2025 (Note 2), the Company issued to certain investors, warrants to purchase 7,700,000 shares of common stock. These warrants are exercisable at a per share exercise price equal to $1.00 per share. These warrants are exercisable at any time, in whole or in part, from October 30, 2025, through October 30, 2028.

Upon closing of our private offering on December 22, 2025 (Note 2), the Company issued to certain investors, warrants to purchase 700,000 shares of common stock. These warrants are exercisable at a per share exercise price equal to $1.00 per share. These warrants are exercisable at any time, in whole or in part, from December 12, 2025, through December 12, 2028.

The following assumptions were used to calculate the issuance date fair value using the Black-Scholes Model :

	October 30, 2025	December 22, 2025
Exercise price of the warrants	1.00	$1.00
Contractual life of the warrants	3 years	3 years
Current value of the underlying common stock	$1.50	$0.75
Expected volatility	156.08%	159.21%
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	3.61%	3.52%

The table below summarizes our warrant activities:

	Number of	Exercise	Weighted
	Common	Price	Average
	Share	Range Per	Exercise
	Warrants	Share	Price
Balance at January 1, 2025	644,718	$2.50 to $31.60	$16.40
Granted	8,400,000	1.00	1.00
Forfeited	(91,116)	5.71	5.71
Exercised	—	—	—
Balance at December 31, 2025	8,953,602	$1.00 to $31.60	$2.06

Balance at January 1, 2024	644,718	$2.50 to $31.60	$16.40
Granted	—	—	—
Forfeited	—	—	—
Exercised	—	—	—
Balance at December 31, 2024	644,718	$2.50 to $31.60	$16.40

NOTE 13 – INCOME TAXES

Income tax benefit consists of the following:

(in thousands)

	December 31, 2025	December 31, 2024
Current:
Federal	—	—
State	—	—
Foreign	—	—
Total Current	—	—

Deferred:
Federal	—	(1,016)
State	—	(174)
Total Deferred	—	(1,190)
Income tax benefit	—	$(1,190)

The effective tax rate was 0.0% and 5.1% for the years ended December 31, 2025 and 2024, respectively. The effective tax rate differs from the federal tax rate of 21% for the years ended December 31, 2025 and 2024 due primarily to the full valuation allowance and other discrete items.

Reconciliation between the effective tax rate on loss before provision for income taxes and the statutory tax rate is as follows:

December 31,
2025
Income tax benefit at federal statutory rate	21.0%
State and local taxes	1.9%
Change in valuation allowance	(23.8)%
Permanent book to tax differences	(0.1)%
Provision to return adjustments	0.5%
Earnings of foreign subsidiary	(0.2)%
Other - net	0.7%
Income tax benefit	0.0%

December 31,
2024
Income tax benefit at federal statutory rate	21.0%
State and local taxes	2.0%
Change in valuation allowance	(13.2)%
Permanent book to tax differences	(3.0)%
Provision to return adjustments	(0.4)%
Earnings of foreign subsidiary	(1.0)%
Other - net	(0.3)%
Income tax benefit	5.1%

At December 31, 2025, the Company had federal and state net operating losses (“NOLs”) in the amount of approximately $71.0 million and $57.4 million respectively. While the federal NOLs carryforward indefinitely, the Tax Cuts & Jobs Act of 2017 limits the amount of federal net operating loss utilized each year after December 31, 2020, to 80% of taxable income. The state NOLs start expiring in 2031.

Temporary differences which give rise to a significant portion of deferred tax assets are as follows at:

(in thousands)

	December 31,	December 31,
	2025	2024
Deferred income tax assets:
Startup costs	$587	$808
Stock compensation – options (NQO) / RSAs/ RSUs	2,405	1,603
Net operating losses – Federal	14,908	12,477
Net operating losses - State and Local	2,318	2,165
Amortization	328	203
Depreciation	—	—
Operating lease assets	(52)	(62)
Operating lease liabilities	189	244
Deferred revenue	—	—
Allowance for Doubtful Accounts	5	—
Business Interest Expense Adjustment Under §163(j)	707	—
Accrued expenses	236	406
Deferred tax assets	21,631	17,844
Less: Valuation allowance	(21,617)	(17,770)
Deferred tax assets, net
	$14	$74
Deferred income tax liabilities:

Amortization	$(14)	$(74)
Depreciation	—	—
Operating lease assets	—	(11)
Operating lease liabilities	—	11
Deferred tax liabilities	(14)	(74)
Total net deferred tax liabilities	$—	$—

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred since inception. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. On the basis of this evaluation, as of December 31, 2025, a valuation allowance of $21.6 million has been recorded to recognize the portion of the deferred tax asset that is more likely than not to be realized. The net change in the valuation allowance was $3.8 million. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded.

The Company and our subsidiaries’ income tax returns for 2022 through 2024 remain subject to examination by tax jurisdictions.

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

In July 2025, the President of the United States signed into law budget reconciliation bill H.R.1, commonly referred to as the One Big Beautiful Bill Act (“OBBBA”) introducing tax reform measures that included changes to tax deductions for businesses, international tax rules, and foreign tax credit limitations that become effective in 2025 and 2026. As of enactment, these changes did not materially affect our deferred tax assets and liabilities or related valuation allowances. The impact on our income tax expense, effective income tax rate and cash tax payments for the year ended December 31, 2025 was not material. We will continue to evaluate the full impact of the legislation as additional guidance becomes available.

At December 31, 2025 and 2024, there are $0 unrecognized tax benefits that if recognized would affect the annual effective tax rate.

During the years ended December 31, 2025 and 2024, the Company recognized $0 in interest and penalties.

NOTE 14 – SEGMENT INFORMATION

Research and development activities were conducted through EYME in Israel. Geographic long-lived asset information presented below is based on the physical location of the assets at the end of year. All of our revenues are derived from customers located in the United States.

Long-lived assets including capitalized software and operating lease right-of-use, by geographic region, are as follows at:

(in thousands)

	December 31,	December 31,
	2025	2024
United States	$278	$596
Israel	-	141
Total long-lived assets	$278	$737

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

NOTE 15 – RELATED PARTY TRANSACTIONS

In January 2024, March 2024, August 2024, December 2024, July 2025, September 2025, and November 2025 the Company entered into securities purchase agreements with an entity controlled by our Chief Executive Officer, various directors, and certain executives (see Note 2).

NOTE 16 – ACCRUED SEVERANCE PAY AND EMPLOYEE RETIREMENT PLAN

The Company has a defined contribution plan covering eligible employees with at least one month of service. The Company fully matches employee contributions up to 5% of the total compensation. Total expense for the years ended December 31, 2025 and 2024, was $252 thousand and $351 thousand, respectively.

NOTE 17 – OTHER LIABILITIES

Other liabilities consisted of the following:

(in thousands)

	December 31,	December 31,
	2025	2024

Due to AXA (current and long-term)	$19,401	$17,788
Sublease security deposit	49	108
Other liabilities	$19,450	$17,896

As of December 31, 2025, we had $19.4 million in outstanding liabilities due to AXA S.A., a French société anonyme (“AXA”) in connection with our acquisition of Maestro Health on November 1, 2022. The liability is due to AXA by December 31, 2028. Included in the balance is accrued interest of $5.2 million and $3.6 million as of December 31, 2025 and December 31, 2024, respectively

Our future payments to AXA, which are included in other short-term liabilities and other long-term liabilities on our accompanying consolidated balance sheet as December 31, 2025, are as follows:

(in thousands)

December 31, 2025
Outstanding balance	$19,401
Less: current portion	8,000
Long-term portion	$11,401

NOTE 18 – ACCRUED EXPENSES

Accrued expenses consisted of the following:

(in thousands)

	December 31,	December 31,
	2025	2024
Employee compensation	$548	$504
Accrued bonuses	232	252
Performance guarantee liabilities	199	247
Accrued payables	671	1,381
Other accrued expenses and liabilities	465	201
Total accrued expenses	$2,115	$2,585

NOTE 19 – STOCKHOLDERS’ DEFICIT

During the year ended December 31, 2025, the Company issued 44,999 shares of common stock to a vendor in consideration for services rendered.

During the years ended December 31, 2025, and 2024, the Company issued 6,849,425 and 5,555,996 shares of common stock via private placement offerings, respectively.

During the year ended December 31, 2025, the Company issued 725,000 shares of common stock to a vendor for services.

During the year ended December 31, 2025, the Company issued 8,400,000 warrants via private placement offerings (see Note 12).

NOTE 20 – LITIGATION AND LOSS CONTINGENCIES

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

On January 30, 2025, the Company was served with a civil complaint by Messer Financial Group Inc., a sublessee of the Company’s previously rented office space in Charlotte, NC, for breach of contract. On July 28, 2025, the Company and the plaintiff conducted a mediation session, which was unsuccessful in resolving the dispute. On September 22, 2025, the plaintiff commenced discovery proceedings in the litigation, and in September 2025, the Company was informed that the plaintiff’s expert indicated estimated damages in excess of $5 million. On February 5, 2026, the Company agreed to a settlement agreement with Messer Financial Group Inc. pursuant to the settlement agreement, the Company is required to pay (i) a one-time lump sum of $10 thousand cash consideration, (ii) as consideration for Messer’s attorney’s fees issue restricted shares of common stock (“RSU”) of Marpai in an amount valued at $25,000.00; and, 400,000 RSUs in installments issuable as follows: (a) 100,000 restricted shares of common stock within thirty (30) days of the Effective Date; (b) 100,000 restricted shares of common stock by July I, 2026; (c) 100,000 restricted shares of common stock by January 1, 2027; and (d) 100,000 restricted shares of common stock by July 1, 2027. On January 3, 2028, if the Total Value (defined below) of the Stock Consideration is less than $1,000,000.00, Marpai will (A) pay Messer an additional $250,000.00 in cash, or (B) issue Messer $250,000.00 in restricted shares of common stock of Marpai (MRAI), valued in the same manner as Total Value.

Within ten (10) days of Messer receiving the Cash Consideration, Messer shall voluntarily dismiss the Lawsuit in its entirety as to all Defendants with prejudice; provided that Marpai will cooperate with Messer in securing the dismissal of the Lawsuit as appropriate.

NOTE 21 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of these consolidated financial statements were issued.

On February 2, 2026, the compensation committee of the board of directors granted employees RSU awards, under which the holders have the right to receive an aggregate of 70,000 shares of the Company’s common stock. These awards will vest over the next 2 years.

On February 2, 2026, the Company issued 31,746 shares of common stock to a vendor in consideration for services rendered.

On February 5, 2026, the Company reached a final settlement agreement regarding a dispute with Messer Financial Group Inc. concerning a sublessee of the Company’s previously rented office space in Charlotte, NC, for breach of contract.

Pursuant to the settlement agreement, the Company is required to pay (i) a one-time lump sum of $10 thousand cash consideration, (ii) as consideration for Messer’s attorney’s fees issue restricted shares of common stock (“RSU”) of Marpai in an amount valued at $25,000.00; and, 400,000 RSUs in installments issuable as follows: (a) 100,000 restricted shares of common stock within thirty (30) days of the Effective Date; (b) 100,000 restricted shares of common stock by July I, 2026; (c) 100,000 restricted shares of common stock by January 1, 2027; and (d) 100,000 restricted shares of common stock by July 1, 2027. On January 3, 2028, if the Total Value (defined below) of the Stock Consideration is less than $1,000,000.00, Marpai will (A) pay Messer an additional $250,000.00 in cash, or (B) issue Messer $250,000.00 in restricted shares of common stock of Marpai (MRAI), valued in the same manner as Total Value.

Within ten (10) days of Messer receiving the Cash Consideration, Messer shall voluntarily dismiss the Lawsuit in its entirety as to all Defendants with prejudice; provided that Marpai will cooperate with Messer in securing the dismissal of the Lawsuit as appropriate.

In connection with the settlement agreement with Messer, we have accrued $465,440 included within accrued expenses in the accompanying consolidated balance sheet.

On February 12, 2026, Marpai Inc. issued a promissory note (the “Note 1”) in the principal amount of $410,000 to the Company’s Chief Executive Officer (the “Holder”). The Note 1 accrues interest at a rate of 12.0% per annum (or the maximum amount of interest allowed under the laws of the State of New York, whichever is less) until the Note 1 is repaid in full. The Note 1 may be prepaid by the Company, in whole or in part, together with all interest then accrued and any other sums then due and payable to the Holder, at any time, without premium or penalty. All payments of outstanding principal, interest and all other amounts due under the Note 1 are payable by April 11, 2026 to the Holder, or its successors and assigns. The proceeds of the Note 1 will be used by the Company for general working capital purposes.

On March 5, 2026, the Company granted 300,000 shares of RSUs to a board member for services related to the strategic transaction initiative.

On March 9, 2026, the Company issued a promissory note (the “Note 2”) in the principal amount of $250,000 to the Company’s Chief Executive Officer. The Note 2 accrues interest at a rate of 12.0% per annum (or the maximum amount of interest allowed under the laws of the State of New York, whichever is less) until the Note 2 is repaid in full. The Note 2 may be prepaid by the Company, in whole or in part, together with all interest then accrued and any other sums then due and payable to the Holder, at any time, without premium or penalty. All payments of outstanding principal, interest and all other amounts due under the Note 2 are payable by May 10, 2026 to the Holder, or its successors and assigns. The proceeds of the Note 2 will be used by the Company for general working capital purposes.

On March 13, 2026, the compensation committee of the board of directors granted various employees inducement RSU awards, under which the holders have the right to receive an aggregate of 424,799 shares of the Company’s common stock. These awards vested on the date of grant.

On March 13, 2026, the Company issued 6,345 shares of common stock to a vendor in consideration for services rendered.