Form 10-Q
period 2026-03-31
Marpai, Inc.
filed 2026-05-15
CIK 1844392

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of May 15, 2026, there were 25,292,667 shares of the Company’s common stock, par value $0.0001 per share, outstanding.

MARPAI, INC.

i

PART I — FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements.

MARPAI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31,	December 31,
	2026	2025
	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$201	$133
Restricted cash	8,433	8,818
Accounts receivable, net of allowance for credit losses of $11 and $21 as of March 31, 2026, and December 31, 2025, respectively	738	697
Unbilled receivables	695	280
Prepaid expenses and other current assets	364	408
Total current assets	10,431	10,336

Capitalized software, net	—	60
Operating lease right-of-use assets	206	218
Security deposits	227	229
Other long-term assets	51	61
Total assets	$10,915	$10,904
LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$5,902	$3,668
Accrued expenses	2,261	2,115
Accrued fiduciary obligations	8,375	8,521
Deferred revenue	—	89
Current portion of operating lease liabilities	273	264
Current portion of convertible debentures, net	1,668	3,037
Other short-term liabilities	8,000	8,000
Due to related party	668	—
Total current liabilities	27,147	25,694

Other long-term liabilities	11,900	11,450
Convertible debentures, net of current portion	6,656	5,795
Operating lease liabilities, net of current portion	457	528
Total liabilities	46,160	43,467
COMMITMENTS AND CONTINGENCIES (Note 16)
STOCKHOLDERS’ DEFICIT

Preferred stock, $0.0001 par value, 2,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value, 227,791,050 shares authorized; 25,292,667 shares and 24,035,610 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	3	2
Additional paid-in capital	83,329	82,829
Accumulated deficit	(118,577)	(115,394)
Total stockholders’ deficit	(35,245)	(32,563)
Total liabilities and stockholders’ deficit	$10,915	$10,904

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARPAI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except share and per share data)

	Three months ended March 31,
	2026	2025
Revenue	$4,444	$5,418
Costs and expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below)	3,239	3,484
General and administrative	2,130	2,283
Information technology	1,157	1,390
Sales and marketing	229	245
Research and development	—	7
Depreciation and amortization	60	107
Facilities	113	152
Total costs and expenses	6,928	7,668
Operating loss	(2,484)	(2,250)
Other income (expenses)
Other income	76	—
Interest expense, net	(775)	(819)
Loss before provision for income taxes	(3,183)	$(3,069)
Income tax expense	—	—
Net loss	$(3,183)	$(3,069)
Net loss per share, basic and fully diluted	$(0.13)	$(0.21)
Weighted average shares of common stock outstanding, basic and diluted	24,682,017	14,770,867

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARPAI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

(in thousands, except share data)

					Additional		Total
	Preferred stock		Common Stock		Paid- In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Three months ended March 31, 2026
Balance, January 1, 2026	-	$-	24,035,610	$2	$82,829	$(115,394)	$(32,563)
Share-based compensation	-	-	-	-	414	-	414
Issuance of common stock upon vesting of restricted stock units	-	-	1,057,299	1	-	-	1
Issuance of common stock to vendors in exchange for services	-	-	58,091	-	35	-	35
Issuance of common stock as part of settlement agreement	-	-	141,667	-	51	-	51
Net loss	-	-	-	-	-	(3,183)	(3,183)
Balance, March 31, 2026	-	$-	25,292,667	$3	$83,329	$(118,577)	$(35,245)

Three months ended March 31, 2025
Balance, January 1, 2025	-	$-	14,237,176	$1	$71,124	$(98,834)	$(27,709)
Share-based compensation	-	-	-	-	574	-	574
Issuance of common stock upon vesting of restricted stock Units	-	-	659,510	-	-	-	-
Net loss	-	-	-	-	-	(3,069)	(3,069)
Balance, March 31, 2025	-	$-	14,896,686	$1	$71,698	$(101,903)	$(30,204)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARPAI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three months ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(3,183)	$(3,069)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	60	107
Share-based compensation	203	574
Shares issued to vendors in exchange for services	35	-
Amortization of right-of-use asset	12	15
Non-cash interest	475	463
Amortization of debt premium and debt issuance costs, net	(8)	(9)
Changes in operating assets and liabilities:
Accounts receivable and unbilled receivables	(456)	664
Prepaid expenses and other assets	56	151
Accounts payable	2,234	(373)
Accrued expenses	408	(679)
Accrued fiduciary obligations	(146)	1,919
Operating lease liabilities	(62)	(59)
Due to related party	8	-
Other liabilities	(113)	181
Net cash used in operating activities	(477)	(115)
Cash flows from investing activities:
Proceeds from sale of business unit	-	500
Net cash provided by investing activities	-	500
Cash flows from financing activities:
Proceeds from issuance of related party promissory notes	660	-
Proceeds from issuance of convertible debentures (Note 7)	-	3,000
Payments of debt issuance costs	-	(162)
Payments on convertible debentures (Note 7)	(500)	(750)
Payments to seller for acquisition	-	(196)
Net cash provided by financing activities	160	1,892

Net (decrease) increase in cash, cash equivalents and restricted cash	(317)	2,277
Cash, cash equivalents and restricted cash at beginning of period	8,951	9,232
Cash, cash equivalents and restricted cash at end of period	$8,634	$11,509

Reconciliation of cash, cash equivalents, and restricted cash reported in the condensed consolidated balance Sheet
Cash and cash equivalents	$201	$729
Restricted cash	8,433	10,780
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statement of cash flows	$8,634	$11,509
Supplemental disclosure of cash flow information
Cash paid for interest	$299	$403

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

Organization

Marpai, Inc.’s (“Marpai”, “we”, or the “Company”) operations are principally conducted through our wholly owned subsidiaries, Marpai Health, Inc. (“Marpai Health”), Marpai Administrators LLC (“Marpai Administrators”), and Maestro Health LLC (“Maestro”). Marpai Administrators and Maestro are our healthcare payer subsidiaries that provide administration services to self-insured employer groups across the United States. They act as a third-party administrator (“TPA”) handling all administrative aspects of providing healthcare to self-insured employer groups. We have combined these two businesses to create what we believe to be the Payer of the Future, which has not only the licenses, processes and know-how of a payer but also the latest technology. This combination allows us to differentiate ourselves in the TPA market by delivering a technology-driven service that we believe can lower the overall cost of healthcare while maintaining or improving healthcare outcomes. Marpai Captive, Inc. (“Marpai Captive”) was founded in March 2022 as a Delaware corporation. Marpai Captive engages in the captive insurance market and commenced operations in the first quarter of 2023 and operated until the fourth quarter of 2025.

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

NOTE 2 – UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim condensed consolidated financial statements furnished herein reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year. The unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2025.

The accompanying condensed consolidated financial statements include our accounts and those of our wholly owned subsidiaries.

NOTE 3 – LIQUIDITY AND GOING CONCERN

As shown in the accompanying unaudited interim condensed consolidated financial statements as of March 31, 2026, we had an accumulated deficit of approximately $118.6 million and negative working capital of approximately $16.7 million. At March 31, 2026, we had short term debt of approximately $10.3 million, long term debt of approximately $18.6 million, and approximately $201 thousand of unrestricted cash on hand. For the three months ended March 31, 2026, we recognized a net loss of approximately $3.2 million and negative cash flows from operations of approximately $477 thousand. We have met our cash needs primarily through proceeds from issuing convertible notes, warrants, and shares of our Class A common stock, par value $0.0001 per share (the “common stock”), as well as borrowing from various lenders.

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

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the condensed consolidated financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses reported in those condensed consolidated financial statements. Descriptions of our significant accounting policies are discussed in the notes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2025. Management evaluates the related estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from those estimates and assumptions. Significant changes, if any, in those estimates and assumptions resulting from continuing changes in the economic environment will be reflected in the consolidated financial statements in future periods.

Concentrations of Credit Risk

For the three month periods ended March 31, 2026 and March 31, 2025, we had no single customer that accounted for more than 10% of total revenue. At March 31, 2026, one customer accounted for 10.1% of accounts receivable. At December 31, 2025, two customers accounted for 19.5% and 19.1% of accounts receivable, respectively.

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

Capitalized Software

We comply with the guidance of Accounting Standards Codification (“ASC”) Topic 350-40, “Intangibles—Goodwill and Other—Internal Use Software”, in accounting for our internally developed system projects that it utilizes to provide our services to customers. These system projects generally relate to our software that is not intended for sale or otherwise marketed. Internal and external costs incurred during the preliminary project stage are expensed as they are incurred. Once a project has reached the development stage, we capitalize direct internal and external costs until the software is substantially complete and ready for its intended use. Costs for upgrades and enhancements are capitalized, whereas costs incurred for maintenance are expensed as incurred. These capitalized software costs are amortized on a project-by-project basis over the expected economic life of the underlying software on a straight-line basis, which is generally three to five years. Amortization commences when the software is available for its intended use.

Revenue Recognition

Third Party Administrator Revenue

Revenue is recognized when control of the promised services is transferred to our customers in an amount that reflects the consideration expected to be entitled to in exchange for those services. As we complete our performance obligations, we have an unconditional right to consideration, as outlined in our contracts.

Contract Balances

At March 31, 2026 and December 31, 2025, the balances of our accounts receivable from contracts with customers, net of related allowances for credit losses, were $738 thousand and $697 thousand, respectively, and the balance of our unbilled receivables from contracts with customers were $695 thousand and $280 thousand, respectively. When we receive consideration from a customer prior to providing services to the customer under the terms of the customer contracts, we record deferred revenue on our condensed consolidated balance sheet, which represents a contract liability. At March 31, 2026 and December 31, 2025, the balance of deferred revenue was $0 and $89 thousand, respectively. The full deferred revenue balance as of December 31, 2025 was recognized during the three months ended March 31, 2026. We anticipate that we will satisfy all of our performance obligations associated with our contract liabilities within a year.

We also provide certain performance guarantees under contracts with customers. Customers may be entitled to receive compensation if we fail to meet the guarantees. Actual performance is compared to the contractual guarantee for each measure throughout the period. We had performance guarantee liabilities of $225 thousand and $199 thousand as of March 31, 2026 and December 31, 2025, respectively, which are included in accrued expenses on the accompanying condensed consolidated balance sheets.

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

MARPAI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Earnings (Loss) Per Share (“EPS”)

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of outstanding shares of common stock for the period, considering the effect of participating securities. Diluted earnings (loss) per share is calculated by dividing net earnings (loss) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. During the periods when they are anti-dilutive, shares of common stock equivalents, if any, are not considered in the computation. All securities that meet the definition of a participating security, irrespective of whether the securities are convertible, nonconvertible, or potential common stock securities, shall be included in the computation of basic EPS using the two-class method. However, when the different classes of units have identical rights and privileges except voting rights, whereby they share equally in dividends and residual net assets on a per unit basis, the classes can be combined and presented as one class for EPS purposes. As of March 31, 2026 and 2025 there were no preferred stock outstanding.

At March 31, 2026 and 2025, there were 11,312,463 and 4,559,817 common stock equivalents, respectively. For the three months ended March 31, 2026 and 2025, these potential shares were excluded from the shares used to calculate diluted net loss per share as their effect would have been antidilutive.

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. As an Emerging Growth Company, the standard is effective for fiscal years beginning after December 15, 2025. The Company adopted ASU 2023-09 as of January 1, 2026, on a prospective basis and it did not have an impact on its financial position and results of operations.

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

In November 2024, the FASB issued ASU 2024-04, Debt - Debt with Conversions and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments (“ASU 2024-04”). ASU 2024-04 clarifies the requirements for determining whether certain settlements of convertible debt instruments, including convertible debt instruments with cash conversion features or convertible debt instruments that are not currently convertible, should be accounted for as an induced conversion. The requirements of ASU 2024-04 are effective for us for fiscal years beginning after December 15, 2025, and interim periods within those periods. Early adoption is permitted for all entities that have adopted the amendments in ASU 2020-06 and can be applied on a prospective or retrospective basis. The Company adopted ASU 2024-04 as of January 1, 2026, on a prospective basis and it did not have an impact on its financial position and results of operations.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326) (“ASU 2025-05”) which provides optional guidance relating to the estimation of expected credit losses on current accounts receivable and current contract assets. This guidance permits entities to apply a practical expedient when estimating credit losses that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted, and should be applied prospectively. The Company adopted ASU 2025-05 as of January 1, 2026, electing the practical expedient method and it did not have a material impact on its financial position and results of operations.

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”), to modernize the accounting guidance for the costs to develop software for internal use. The standard applies to costs incurred to develop or obtain software for internal use. ASU 2025-06 amends the existing standard that refers to various stages of a software development project to align better with current software development methods, such as agile programming. Under the new standard, entities will commence capitalizing eligible costs when (i) management has authorized and committed to funding the software project, and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. The new standard also supersedes the guidance related to costs incurred to develop a website. ASU 2025-06 guidance is effective for annual periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. The guidance can be applied on a prospective basis, a modified basis for in-process projects or on a retrospective basis. We are currently evaluating the impact of this accounting standard on our condensed consolidated financial statements.

MARPAI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – CAPITALIZED SOFTWARE

Capitalized software consists of the following at:

(in thousands)

	March 31,	December 31,
	2026	2025
Capitalized software	$3,836	$3,836
Accumulated amortization	(3,836)	(3,776)
Capitalized software, net	$-	60

Amortization expense was $60 thousand and $107 thousand for the three months ended March 31, 2026 and 2025, respectively.

NOTE 6 – LOSS AND LOSS ADJUSTMENT EXPENSES

The following tables show changes in aggregate reserves for our loss and loss adjustment expenses:

(in thousands)

	2026	2025
Net reserves at January 1,	$-	$201
Incurred loss and loss adjustment expenses
Provisions for insured events of the current year	-	-
Change in provision for insured events of prior year	-	(161)
Total incurred loss and loss adjustment expense	-	(161)
Payments
Loss and loss adjustment expenses attributable to insured events of the current year	-	-
Loss and loss adjustment expenses attributable to insured events of the prior year	-	12
Total payments	-	12
Net reserves at March 31,	$-	$28

MARPAI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – CONVERTIBLE DEBENTURES

On April 15, 2024, we entered into a Securities Purchase Agreement (the “JGB Purchase Agreement”) with each of the Purchasers thereto (the “Purchasers”) and JGB Collateral LLC (“JGB”), a Delaware limited liability company, as collateral agent for the Purchasers (the “Agent”). Pursuant to the terms of the JGB Purchase Agreement, on April 15, 2024, we issued the Senior Secured Convertible Debentures (the “Debentures”) due on April 15, 2027 for a principal sum of $11.8 million, subject to the redemption of $5 million at our election. In accordance with the JGB Purchase Agreement, JGB purchased an aggregate of $6.8 million in principal amount of the Debentures, in exchange for $6.0 million in funding. Effective June 21, 2024, we elected not to redeem up to an aggregate of $5.0 million of the Debentures.

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

Pursuant to the Debenture Amendments, the Debentures bear interest at an annual rate of 14%, require monthly principal payments of $250 thousand beginning in January 2025, and have a maturity date of April 15, 2027. The first $6.8 million is convertible, in whole or in part, at any time after their issuance date at the option of the Purchasers, into shares of our common stock at a conversion price equal to $3.00 per share (the “Conversion Price”), subject to adjustment as set forth in the Debentures. The Conversion Price of the Debentures is subject to anti-dilution protection upon subsequent equity issuances, subject to certain exceptions, provided that the Conversion Price shall not be adjusted to a price less than $2.23 per share, the closing price of our common stock on the Trading Market on the day immediately preceding the Closing Date. The Additional Investment is not subject to any conversion features. The obligations as disclosed above were unchanged. On May 13, 2026, we renegotiated the payment terms of the Debentures. See Note 17.

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

As of March 31, 2026, the net carrying amount of the Debentures is $8.3 million, of which $1.7 million is short-term. The loan has unamortized debt premium and issuance costs of $169 thousand and $131 thousand, respectively. The estimated fair value (Level 3) of the convertible debt instrument was $8.3 million as of March 31, 2026. During 2026, we made total principal payments of $500 thousand, while the interest of $298 thousand was paid as it was incurred. As of March 31, 2026, the Company had not made the scheduled March 2026 principal payment due under the Debenture and on May 13, 2026, we renegotiated the payment terms of the Debentures. See Note 17.

Our future loan payments, which are presented as current portion of convertible debentures, net and convertible debentures, net of current portion on our accompanying unaudited condensed consolidated balance sheet as of March 31, 2026, are as follows:

March 31, 2026
Convertible debenture principal	$8,286
Unamortized debt premium and issuance costs	38
Outstanding balance, net	8,324
Less: current portion	(1,668)
Long-term portion	$6,656

MARPAI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – OTHER LIABILITIES

Other liabilities consisted of the following:

(in thousands)

	March 31,	December 31,
	2026	2025
Due to AXA (current and long-term)	$19,876	$19,401
Sublease security deposit	24	49
Other liabilities	$19,900	$19,450

As of March 31, 2026, we had $19.9 million in outstanding liabilities due to AXA S.A., a French société anonyme (“AXA”) in connection with our acquisition of Maestro Health on November 1, 2022. The liability is due to AXA by December 31, 2028. Included in the balance is accrued interest of $5.7 million and $5.2 million as of March 31, 2026 and December 31, 2025, respectively.

Our future payments to AXA, which are included in other short-term liabilities and other long-term liabilities on our accompanying unaudited condensed consolidated balance sheet as of March 31, 2026, are as follows:

(in thousands)

March 31, 2026
Outstanding balance	$19,876
Less: current portion	(8,000)
Long-term portion	$11,876

NOTE 9 – REVENUE

Disaggregation of Revenue

The following tables illustrate the disaggregation of revenue by similar services:

For the three months ended:

(in thousands)

	March 31, 2026	March 31, 2025
TPA services	$4,444	$5,425
Captive insurance	-	(7)
Total	$4,444	$5,418

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

Under the terms of the 2020 Plan, on the grant date, the Board determines the vesting schedule of each stock option and RSUs on an individual basis. All stock options expire ten (10) years from the date of the grant. Vested options expire 90 days after the termination of employment of the grantee.

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

Stock Options

There were no options granted for the three months ended March 31, 2026 and 2025.

The following table summarizes the stock option activity for the three months ended March 31, 2026:

(in thousands except share and per share data)

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
Balance at January 1, 2026	738,500	$2.07	5.36	$—
Granted	—	—
Forfeited/Cancelled	(3,750)	1.86
Exercised	—	—
Balance at March 31, 2026	734,750	$2.07	5.66	$—
Exercisable at March 31, 2026	693,838	$2.08	5.46	$—

MARPAI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes our non-vested stock options:

	Non-vested Options Outstanding	Weighted- Average Grant Date Fair Value
Balance at January 1, 2026	57,943	$1.59
Options granted	—	—
Options forfeited/cancelled	(3,750)	1.58
Options exercised	—	—
Options vested	(13,281)	1.58
Balance at March 31, 2026	40,912	$1.59

For the three months ended March 31, 2026 and 2025, we recognized $18 thousand and $46 thousand of stock compensation expense relating to stock options, respectively. As of March 31, 2026, there was $65 thousand of unrecognized stock compensation expense related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately 1.3 years.

Restricted Stock Units

On January 28, 2025, the compensation committee of the Board granted a director restricted stock unit (“RSU”) award pursuant to which the holder has the right to receive an aggregate of 600,000 shares of our common stock in connection with the holder being a personal guarantor on new financing. These awards were granted outside of a company global stock incentive plan and vest as follows: 200,000 RSUs vested upon grant, and 400,000 RSUs vest on the first and second-year anniversaries of the date of grant.

On March 7, 2025, the compensation committee of the Board granted various employees RSU awards, under which the holders have the right to receive an aggregate of 82,000 shares of our common stock. These awards vested on the date of grant.

On February 2, 2026, the compensation committee of the board of directors granted certain employees RSU awards, under which the holder has the right to receive an aggregate of 70,000 shares of common stock. These awards will vest over the next 2 years.

On February 2, 2026, the Company issued 31,746 shares of common stock to a vendor in consideration for services rendered.

On March 5, 2026, the Company granted an RSU award to a board member under which the holder has the right to receive an aggregate of 300,000 shares of common stock for services related to the strategic transaction initiative.

On March 13, 2026, the compensation committee of the board of directors granted various employees inducement RSU awards, under which the holders have the right to receive an aggregate of 424,799 shares of common stock. These awards vested on the date of grant. These RSU awards were issued to settle 2025 bonuses to employees and accordingly the Company recorded $211 thousand of expense during the year ended December 31, 2025.

On March 13, 2026, the Company issued 6,345 shares of common stock to a vendor in consideration for services rendered.

The following table summarizes the restricted stock units activity for the three months ended March 31, 2026:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share
Outstanding at January 1, 2026	1,620,500	$1.60
Granted	832,890	0.50
Forfeited/cancelled	(400,000)	1.31
Vested	(1,115,390)	1.03
Outstanding at March 31, 2026	938,000	$1.13

For the three months ended March 31, 2026 and 2025, the Company recognized $220 thousand and $528 thousand of stock compensation expense relating to RSUs, respectively. As of March 31, 2026, there was $359 thousand of unrecognized compensation expense remaining related to unvested time-vested RSUs. That cost is expected to be recognized over a weighted-average period of approximately 0.5 years.

MARPAI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – WARRANTS

We have issued warrants as part of equity offerings and severance packages.

The table below summarizes our warrant activities:

	Number of Warrants to Purchase Common Shares	Exercise Price Range Per Share	Weighted Average Exercise Price
Balance at January 1, 2026	8,953,602	$1.00 to 31.60	$2.06
Granted	—	—	—
Forfeited	(242,977)	31.60	31.60
Exercised	—	—	—
Balance at March 31, 2026	8,710,625	$1.00 to 20.00	$1.24

Balance at January 1, 2025	644,718	$2.50 to 31.60	$16.40
Granted	—	—	—
Forfeited	(91,117)	5.71	5.71
Exercised	—	—	—
Balance at March 31, 2025	553,601	$2.50 to 31.60	$18.16

NOTE 12 – SEGMENT INFORMATION

Research and development activities are conducted through our wholly owned subsidiary, EYME Technologies, Ltd., in Israel. Geographic long-lived asset information presented below is based on the physical location of the assets at the reporting date. All of our revenues are derived from customers located in the United States.

All of our long-lived assets including capitalized software, and operating lease right of use assets are located in the United States.

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

MARPAI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – RELATED PARTY TRANSACTIONS

On February 12, 2026, the Company issued a promissory note (“Note 1”) in the principal amount of $410 thousand to the Company’s Chief Executive Officer (the “Holder”). Note 1 accrues interest at a rate of 12.0% per annum (or the maximum amount of interest allowed under the laws of the State of New York, whichever is less) until Note 1 is repaid in full. Note 1 may be prepaid by the Company, in whole or in part, together with all interest then accrued and any other sums then due and payable to the Holder, at any time, without premium or penalty. All payments of outstanding principal, interest and all other amounts due under Note 1 are payable by April 11, 2026 to the Holder, or its successors and assigns. The proceeds of Note 1 will be used by the Company for general working capital purposes. On April 29, 2026, we entered into an amendment agreement with the Holder pursuant to which the maturity date of Note 1 was extended to September 1, 2026.

On March 9, 2026, the Company issued a promissory note (“Note 2”) in the principal amount of $250 thousand to the Company’s Chief Executive Officer. Note 2 accrues interest at a rate of 12.0% per annum (or the maximum amount of interest allowed under the laws of the State of New York, whichever is less) until Note 2 is repaid in full. Note 2 may be prepaid by the Company, in whole or in part, together with all interest then accrued and any other sums then due and payable to the Holder, at any time, without premium or penalty. All payments of outstanding principal, interest and all other amounts due under Note 2 are payable by May 10, 2026 to the Holder, or its successors and assigns. The proceeds of Note 2 will be used by the Company for general working capital purposes. On April 29, 2026, we entered into an amendment agreement with the Holder pursuant to which the maturity date of Note 2 was extended to September 1, 2026.

In connection with Note 1 and Note 2, accrued interest of $8 thousand is included within due to related party within the accompanying condensed consolidated balance sheets.

NOTE 14 – ACCRUED EXPENSES

Accrued expenses consisted of the following:

(in thousands)

	March 31,	December 31,
	2026	2025
Accrued payables	$823	$671
Employee compensation	740	548
Performance guarantee liabilities	225	199
Accrued bonuses	70	232
Settlement liability	403	465
Accrued expenses	$2,261	$2,115

NOTE 15 – INCOME TAXES

The effective tax rate was 0% for the three months ended March 31, 2026 and 2025, due primarily to the full valuation allowance on deferred tax assets and other discrete items.

At December 31, 2025, we had federal and state net operating losses (“NOLs”) in the amount of approximately $71.0 million and $57.4 million. While the federal NOLs carryforward indefinitely, the Tax Cuts & Jobs Act of 2017 limits the amount of federal net operating loss utilized each year after December 31, 2020 to 80% of taxable income. The state NOLs begin to expire in 2031.

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

At March 31, 2026 and 2025, there were $0 unrecognized tax benefits that if recognized would affect the annual effective tax rate.

We and our subsidiaries’ income tax returns since 2022 remain subject to examination by tax jurisdictions.

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

On January 30, 2025, the Company was served with a civil complaint by Messer Financial Group Inc. (“Messer”), a sublessee of the Company’s previously rented office space in Charlotte, NC, for breach of contract. On July 28, 2025, the Company and the plaintiff conducted a mediation session, which was unsuccessful in resolving the dispute. On September 22, 2025, the plaintiff commenced discovery proceedings in the litigation, and in September 2025, the Company was informed that the plaintiff’s expert indicated estimated damages in excess of $5 million. On February 5, 2026, the Company agreed to a settlement agreement with Messer Financial Group Inc. pursuant to the settlement agreement, the Company is required to pay (i) a one-time lump sum of $10 thousand cash consideration; (ii) issue restricted shares of common stock (“RSU”) of Marpai in an amount valued at $25 thousand as consideration for Messer’s attorney’s fees; and (iii) 400,000 RSUs in installments issuable as follows: (a) 100,000 restricted shares of common stock within thirty (30) days of the Effective Date; (b) 100,000 restricted shares of common stock by July 1, 2026; (c) 100,000 restricted shares of common stock by January 1, 2027; and (d) 100,000 restricted shares of common stock by July 1, 2027. On January 3, 2028, if the Total Value (defined below) of the Stock Consideration is less than $1.0 million, Marpai will (A) pay Messer an additional $250 thousandin cash, or (B) issue Messer $250 thousand in restricted shares of common stock of Marpai (MRAI), valued in the same manner as Total Value. Total Value shall be determined by averaging Marpai’s closing stock price on (A) the payment due date, (B) 45 days prior to the payment due date, and (C) 90 days prior to the payment due date.

After Messer received the Cash Consideration, Messer voluntarily dismissed the Lawsuit in its entirety as to all Defendants with prejudice.

NOTE 17 – SUBSEQUENT EVENTS

The Company evaluated subsequent events from March 31, 2026, the date of these condensed consolidated financial statements, through May 15, 2026, the issuance date of these condensed consolidated financial statements for events requiring recognition or disclosure in the condensed consolidated financial statements.

On May 13, 2026, we entered into a second amendment agreement (the “Second Amendment Agreement”) to the JGB Purchase Agreement with each of the Purchasers and the Agent. The Second Amendment Agreement, among other things, extended the maturity date of the Debentures issued pursuant to the JGB Purchase Agreement by one year to April 15, 2028, revised the amortization schedule set forth in the Debentures and provided for certain restructuring and exit payments. In connection with the Second Amendment Agreement, Mr. Lamendola granted a second lien mortgage on certain personal real property as additional collateral for the obligations under the Debentures.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performances, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performances or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to Part II, Item 1A of this Quarterly report and the Risk Factors section of our Annual Report on Form 10-K, filed on March 25, 2026 with the U.S. Securities and Exchange Commission (the “SEC”).

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

Overview

We are a technology platform company which operates subsidiaries that provide third party administration (“TPA”), Pharmacy Benefit Management (“PBM”), and value-oriented health plan services to employers that directly pay for employee health benefits. Our mission is to positively change healthcare for the benefit of (i) our Clients who are self-insured employers that pay for their employees’ healthcare benefits and engage us to administer the latter’s healthcare claims, and we refer to them as our “Clients”, (ii) employees and their family members who receive these healthcare benefits from our Clients, and we refer to them as our “Members”, and (iii) healthcare providers including, doctors, doctor groups, hospitals, clinics, and any other entities providing healthcare services or products, and we refer to them as the “Providers.” We provide affordable, intelligent, healthcare programs for self-insured employers in the U.S. We provide administrative services, and act as TPA to self-insured employers who provide healthcare benefits to their employees. Most of our Clients are small and medium-sized companies as well as local government entities.

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

Representation in the Financial Statements of Marpai, Inc.

The unaudited condensed consolidated financial statements of Marpai, Inc and the discussion of the results of our operations in this Quarterly Report, reflect the results of the operations of Marpai for all periods presented. The results for the three months ended March 31, 2026, as applicable, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

The following table sets forth our consolidated results of operations for the periods indicated.

(dollars in thousands)

	Three Months Ended March 31,
	2026	2025	Change	%
Revenue	$4,444	$5,418	$(974)	(18.0)%
Costs and expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below)	3,239	3,484	(245)	(7.0)%
General and administrative	2,130	2,283	(153)	(6.7)%
Information technology	1,157	1,390	(233)	(16.8)%
Sales and marketing	229	245	(16)	(6.5)%
Research and development	—	7	(7)	(100.0)%
Depreciation and amortization	60	107	(47)	(43.9)%
Facilities	113	152	(39)	(25.7)%
Total costs and expenses	6,928	7,668	(740)	(9.7)%
Operating loss	(2,484)	(2,250)	(234)	(10.4)%
Other income and (expenses)
Other income, net	76	—	76	N/A
Interest expense, net	(775)	(819)	44	5.4%
Total other expense, net	(699)	(819)	120	14.7%
Loss before income taxes	(3,183)	(3,069)	(114)	(3.7)%
Income tax expense	—	—	—	—
Net loss	$(3,183)	$(3,069)	$(114)	(3.7)%
Net loss per share, basic and fully diluted	$(0.13)	$(0.21)	$0.08	38.1%

Revenues and Cost of Revenue

During the three months ended March 31, 2026 and 2025, our total revenue was $4.4 million and $5.4 million, respectively, representing a decrease in revenue of $974 thousand. The decline is primarily due to customer turnover. The market is evolving, and we are adapting our approach to better serve our customers’ needs.

Total revenues consist of fees that we charge our customers in consideration for administering their self-insured healthcare plans as well as fees that we receive for ancillary services such as care management, case management, cost containment services, and other services provided to our customers by us or other vendors.

During the three months ended March 31, 2026 and 2025, our cost of revenue, exclusive of depreciation and amortization, was $3.2 million and $3.5 million, respectively, representing a decrease of $245 thousand.

Total cost of revenues consists of (i) service fees, which primarily include vendor fees associated with the client’s benefit program selections, (ii) the direct labor cost associated with claim management and processing services, and (iii) direct labor costs associated with providing customer support and services to the clients, members, and other external stakeholders.

General and Administrative Expenses

We incurred $2.1 million of general and administrative expenses for the three months ended March 31, 2026, compared to $2.3 million for the three months ended March 31, 2025, representing a decrease of $153 thousand. The decrease is due to the actions taken throughout 2025 and 2026 to streamline the Company’s TPA operations and lower equity compensation costs in 2026.

Information Technology Expenses

We incurred $1.2 million of information technology expenses for the three months ended March 31, 2026, compared to $1.4 million for the three months ended March 31, 2025, representing a decrease of $233 thousand. The decrease is due to the actions taken throughout 2025 and 2026 to streamline the Company’s TPA operations.

Sales and Marketing Expenses

We incurred $229 thousand of sales and marketing expenses for the three months ended March 31, 2026, compared to $245 thousand for the three months ended March 31, 2025, representing a decrease of $16 thousand. The reason for the decrease is due to the actions taken in 2025 and early 2026 to improve overall efficiency and resource allocation.

Research and Development Expenses

We incurred $0 of research and development expenses for the three months ended March 31, 2026, compared to $7 thousand for the three months ended March 31, 2025. The reason for the decrease is due to the actions taken in 2025 to consolidate certain departments to improve overall efficiency and resource allocation.

Depreciation and Amortization

We incurred $60 thousand of depreciation and amortization expenses for the three months ended March 31, 2026, compared to $107 thousand for the three months ended March 31, 2025, representing a decrease of $47 thousand. This decrease was primarily due to the full depreciation or elimination of fixed assets during early 2025.

Facilities expenses

We incurred facilities expenses of $113 thousand for the three months ended March 31, 2026, compared to facilities expenses of $152 thousand for the three months ended March 31, 2025, representing a decrease of $39 thousand. The decrease in facilities expenses was due to the strategic decommissioning of unutilized facilities and equipment in 2025.

Interest Expense, net

We incurred $775 thousand of net interest expense for the three months ended March 31, 2026, compared to $819 thousand for the three months ended March 31, 2025, representing a decrease of $44 thousand primarily due to the decreased loan balance of the JGB Collateral LLC loan.

Liquidity and Capital Resources

As of March 31, 2026, we had an accumulated deficit of approximately $118.6 million, unrestricted cash and cash equivalents of approximately $201 thousand and negative working capital of approximately $16.7 million. For the three months ended March 31, 2026, we recognized a net loss of approximately $3.2 million and negative cash flows from operations of approximately $477 thousand.

We have spent most of our cash resources on funding our operating activities. Through March 31, 2026, we have financed our operations primarily with the proceeds from loans, the issuance of convertible notes and warrants, and sales of our equity securities.

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

On May 13, 2026, we entered into a second amendment agreement (the “Second Amendment Agreement”) to the JGB Purchase Agreement with each of the Purchasers and the Agent. The Second Amendment Agreement, among other things, extended the maturity date of the Debentures issued pursuant to the JGB Purchase Agreement by one year to April 15, 2028, revised the amortization schedule set forth in the Debentures and provided for certain restructuring and exit payments.  In connection with the Second Amendment Agreement, Mr. Lamendola granted a second lien mortgage on certain personal real property as additional collateral for the obligations under the Debentures.

On February 12, 2026, we issued a promissory note (“Note 1”) in the principal amount of $410 thousand to our Chief Executive Officer (the “Holder”). Note 1 accrues interest at a rate of 12.0% per annum (or the maximum amount of interest allowed under the laws of the State of New York, whichever is less) until Note 1 is repaid in full. Note 1 may be prepaid by us, in whole or in part, together with all interest then accrued and any other sums then due and payable to the Holder, at any time, without premium or penalty. All payments of outstanding principal, interest and all other amounts due under Note 1 are payable by April 11, 2026 to the Holder, or its successors and assigns. The proceeds of Note 1 will be used by us for general working capital purposes. On April 29, 2026, we entered into an amendment agreement with the Holder pursuant to which the maturity date of Note 1 was extended to September 1, 2026.

On March 9, 2026, we issued a promissory note (“Note 2”) in the principal amount of $250 thousand to our Chief Executive Officer. Note 2 accrues interest at a rate of 12.0% per annum (or the maximum amount of interest allowed under the laws of the State of New York, whichever is less) until Note 2 is repaid in full. Note 2 may be prepaid by us, in whole or in part, together with all interest then accrued and any other sums then due and payable to the Holder, at any time, without premium or penalty. All payments of outstanding principal, interest and all other amounts due under Note 2 are payable by May 10, 2026 to the Holder, or its successors and assigns. The proceeds of Note 2 will be used by us for general working capital purposes. On April 29, 2026, we entered into an amendment agreement with the Holder pursuant to which the maturity date of Note 2 was extended to September 1, 2026.

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

As a result of the above, in connection with our assessment of going concern considerations in accordance with Financial Accounting Standards Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that our liquidity condition raises substantial doubt about our ability to continue as a going concern through twelve months from the date these condensed consolidated financial statements are issued. The condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

Cash Flows

The following table summarizes selected information about our sources and uses of cash and cash equivalents for the three months ended March 31, 2026 and 2025:

Comparison of the Three Months Ended March 31, 2026 and 2025

(in thousands)

	Three months Ended March 31,
	2026	2025
Net cash used in operating activities	$(477)	$(115)
Net cash provided by investing activities	—	500
Net cash provided by financing activities	160	1,892
Net (decrease) increase in cash and cash equivalents and restricted cash	$(317)	$2,277

Net Cash Used in Operating Activities

Net cash used in operating activities totaled $477 thousand for the three months ended March 31, 2026, and the net cash used in operating activities totaled $115 thousand for the three months ended March 31, 2025. Net cash used in operating activities was primarily driven by our net loss for the period of $3.2 million, net of (i) non-cash items totaling $777 thousand and (ii) a decrease in net working capital items amounting to $1.9 million.

Net Cash Provided by Investing Activities

A total of $0 was provided by investing activities for the three months ended March 31, 2026 and $500 thousand for the three months ended March 31, 2025. The net cash provided by investing activities was due to the collection of cash for the sale of a business unit in the first quarter 2025.

Net Cash Provided by Financing Activities

A total of $160 thousand was provided from financing activities during the three months ended March 31, 2026, a decrease of $1.7 million compared to $1.9 million for the three months ended March 31, 2025. The net cash provided by financing activities for the three months ended March 31, 2026 was from related party loans of $660 thousand offset by the repayment of senior secured convertible debentures in the amount of $500 thousand. The net proceeds for 2025 were provided from senior secured convertible debentures issued on April 15, 2024, in the amount of $2.3 million, partially offset by the repayment of the loan to AXA S.A., a French société anonyme, in connection with our acquisition of Maestro Health on November 1, 2022, of $196 thousand.

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

New Accounting Pronouncements

We have recently adopted ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,”, ASU 2024-04, Debt - Debt with Conversions and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments”, and ASU 2025-05, Financial Instruments – Credit Losses (Topic 326) as of January 1, 2026. The adoption of these standards did not have a material impact on our financial position and results of operations. We have considered recently issued accounting pronouncements and are currently evaluating the impact the adoption of such pronouncements will have on our condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign exchange risk

The cash generated from revenue is denominated in U.S. Dollars. Our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations, which are in the United States and Israel. Our results of current and future operations and cash flows are therefore subject to fluctuations due to changes in the exchange rate of the New Israeli Shekel (“NIS”). The effect of a hypothetical 10% change in the exchange rate of the NIS versus the U.S. Dollar would not have had a material impact on our historical condensed consolidated financial statements for the three months ended March 31, 2026. To date we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes or is expected to become more significant.

Interest rate risk

We had cash and cash equivalents balances of $201 thousand and $133 thousand on March 31, 2026 and December 31, 2025, respectively. Currently, management does not view this exposure to be a significant risk.

Inflation Risk

Inflation generally affects us by increasing our labor costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2026.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Accounting Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period ended March 31, 2026. Based on this evaluation, our Chief Executive Officer, Chief Financial Officer and Accounting Officer have concluded that, during the period covered by this Quarterly Report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter ended March 31, 2026, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

On January 30, 2025, the Company was served with a civil complaint by Messer Financial Group Inc., a sublessee of the Company’s previously rented office space in Charlotte, NC, for breach of contract. On July 28, 2025, the Company and the plaintiff conducted a mediation session, which was unsuccessful in resolving the dispute. On September 22, 2025, the plaintiff commenced discovery proceedings in the litigation, and in September 2025, the Company was informed that the plaintiff’s expert indicated estimated damages in excess of $5 million. On February 5, 2026, the Company agreed to a settlement agreement with Messer Financial Group Inc. pursuant to the settlement agreement, the Company is required to pay (i) a one-time lump sum of $10 thousandcash consideration; (ii) issue restricted shares of common stock (“RSU”) of Marpai in an amount valued at $25 thousand as consideration for Messer’s attorney’s fees; and (iii) 400,000 RSUs (together with the attorney’s fees RSUs, the “Stock Consideration”) in installments issuable as follows: (a) 100,000 restricted shares of common stock within thirty (30) days of the Effective Date; (b) 100,000 restricted shares of common stock by July 1, 2026; (c) 100,000 restricted shares of common stock by January 1, 2027; and (d) 100,000 restricted shares of common stock by July 1, 2027. On January 3, 2028, if the Total Value (defined below) of the Stock Consideration is less than $1.0 million, Marpai will (A) pay Messer an additional $250 thousand in cash, or (B) issue Messer $250 thousand in restricted shares of common stock of Marpai (MRAI), valued in the same manner as Total Value. Total Value shall be determined by averaging Marpai’s closing stock price on (A) the payment due date, (B) 45 days prior to the payment due date, and (C) 90 days prior to the payment due date.

After Messer received the Cash Consideration, Messer voluntarily dismissed the Lawsuit in its entirety as to all Defendants with prejudice.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed below and in Part I, “Item 1A. Risk Factors” in our 2025 Annual Report, which could materially affect our business, financial condition or future results.

Currently, our revenues are concentrated with a few major customers and our revenues may decrease significantly if we were to lose those major customers.

Due to our limited operating history, we have a limited customer base and have depended on a few major customers for a significant portion of our revenue. For the three month periods ended March 31, 2026 and 2025, we had no single customer that accounted for more than 10% of total revenue. At March 31, 2026, one customer accounted for 10.1% of accounts receivable. As of December 31, 2025, two customers accounted for 19.5% and 19.1% of accounts receivable.

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

Item 5. Other Information.

On May 13, 2026, we entered into the Second Amendment Agreement to the JGB Purchase Agreement with each of the Purchasers and the Agent.  The Second Amendment Agreement, among other things, extended the maturity date of the Debentures issued pursuant to the JGB Purchase Agreement by one year to April 15, 2028, revised the amortization schedule set forth in the Debentures and provided for certain restructuring and exit payments.  In connection with the Second Amendment Agreement, Mr. Lamendola granted a second lien mortgage on certain personal real property as additional collateral for the obligations under the Debentures.

Item 6. Exhibits.

Exhibit No.	Description
10.1*	Second Amendment to Securities Purchase Agreement, by and among Marpai, Inc., our subsidiaries named therein, the purchasers named therein, and JGB Collateral, LLC, dated May 13, 2026.
31.1*	Certification Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2*	Certification Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1**	Certification Statement of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2**	Certification Statement of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101**	Interactive Data Files
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARPAI, INC.

Date: May 15, 2026		/s/ Damien Lamendola
	Name:	Damien Lamendola
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Steve Johnson
	Name:	Steve Johnson
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)