Form 10-Q
period 2026-06-30
Marpai, Inc.
filed 2026-08-13
CIK 1844392

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 13, 2026, there were 26,829,834 shares of the Company’s common stock, par value $0.0001 per share, outstanding.

MARPAI, INC.

i

PART I — FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements.

MARPAI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30,	December 31,
	2026	2025
	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$138	$133
Restricted cash	6,437	8,818
Accounts receivable, net of allowance for credit losses of $86 and $21 as of June 30, 2026, and December 31, 2025, respectively	1,017	697
Unbilled receivables	1,085	280
Prepaid expenses and other current assets	327	408
Total current assets	9,004	10,336

Capitalized software, net	—	60
Operating lease right-of-use assets	193	218
Security deposits	227	229
Other long-term assets	43	61
Total assets	$9,467	$10,904
LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$5,783	$3,668
Accrued expenses	2,456	2,115
Accrued fiduciary obligations	7,270	8,521
Deferred revenue (including related party amounts of $317 and $0, respectively)	317	89
Current portion of operating lease liabilities	278	264
Current portion of convertible debentures, net	1,966	3,037
Other short-term liabilities	2,450	8,000
Vendor financing advance	2,000	—
Due to related party	1,026	—
Total current liabilities	23,546	25,694

Other long-term liabilities	18,306	11,450
Convertible debentures, net of current portion	6,122	5,795
Operating lease liabilities, net of current portion	384	528
Total liabilities	48,358	43,467
COMMITMENTS AND CONTINGENCIES (Note 16)
STOCKHOLDERS’ DEFICIT

Preferred stock, $0.0001 par value, 2,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value, 227,791,050 shares authorized; 26,667,334 and 24,035,610 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	3	2
Additional paid-in capital	84,266	82,829
Accumulated deficit	(123,160)	(115,394)
Total stockholders’ deficit	(38,891)	(32,563)
Total liabilities and stockholders’ deficit	$9,467	$10,904

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARPAI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except share and per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenue (including related party amounts of $183, $0, $183, and $0, respectively)	$4,166	$4,656	$8,610	$10,074
Costs and expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below)	3,169	3,910	6,408	7,395
General and administrative	3,069	2,483	5,199	4,766
Information technology	1,109	1,291	2,266	2,681
Sales and marketing	136	312	365	556
Research and development	—	—	—	7
Depreciation and amortization	—	107	60	214
Facilities	116	160	229	311
Total costs and expenses	7,599	8,263	14,527	15,930
Operating loss	(3,433)	(3,607)	(5,917)	(5,856)
Other income (expenses)
Other income	77	49	153	49
Interest expense, net	(1,227)	(813)	(2,002)	(1,633)
Loss before provision for income taxes	(4,583)	(4,371)	(7,766)	(7,440)
Income tax expense	—	—	—	—
Net loss	$(4,583)	$(4,371)	$(7,766)	$(7,440)
Net loss per share, basic and fully diluted	$(0.18)	$(0.28)	$(0.31)	$(0.49)
Weighted average shares of common stock outstanding, basic and diluted	25,860,374	15,503,132	25,277,172	15,140,332

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARPAI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

(in thousands, except share data)

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Three months ended June 30, 2026
Balance, April 1, 2026	-	$-	25,292,667	$3	$83,329	$(118,577)	$(35,245)
Share-based compensation	-	-	-	-	917	-	917
Issuance of common stock upon vesting of restricted stock units	-	-	1,329,667	-	-	-	-
Issuance of common stock upon vesting of restricted stock units to vendors in exchange for services	-	-	45,000	-	20	-	20
Net loss	-	-	-	-	-	(4,583)	(4,583)
Balance, June 30, 2026	-	$-	26,667,334	$3	$84,266	$(123,160)	$(38,891)

Three months ended June 30, 2025
Balance, April 1, 2025	-	$-	14,896,686	$1	$71,698	$(101,903)	$(30,204)
Share-based compensation	-	-	-	-	469	-	469
Issuance of common stock upon vesting of restricted stock units	-	-	184,500	-	-	-	-
Issuance of common stock to vendors in exchange for services	-	-	725,000	-	1,008	-	1,008
Issuance of privately placed shares	-	-	730,000	1	730	-	731
Net loss	-	-	-	-	-	(4,371)	(4,371)
Balance, June 30, 2025	-	$-	16,536,186	$2	$73,905	$(106,274)	$(32,367)
Six months ended June 30, 2026
Balance, January 1, 2026	-	$-	24,035,610	$2	$82,829	$(115,394)	$(32,563)
Share-based compensation	-	-	-	-	1,331	-	1,331
Issuance of common stock upon vesting of restricted stock units	-	-	2,386,966	1	-	-	1
Issuance of common stock upon vesting of restricted stock units to vendors in exchange for services	-	-	103,091	-	55	-	55
Issuance of common stock as part of settlement agreement	-	-	141,667	-	51	-	51
Net loss	-	-	-	-	-	(7,766)	(7,766)
Balance, June 30, 2026	-	$-	26,667,334	$3	$84,266	$(123,160)	$(38,891)

Six months ended June 30, 2025
Balance, January 1, 2025	-	$-	14,237,176	$1	$71,124	$(98,834)	$(27,709)
Share-based compensation	-	-	-	-	1,043	-	1,043
Issuance of common stock upon vesting of restricted stock units	-	-	844,010	-	-	-	-
Issuance of common stock to vendors in exchange for services	-	-	725,000	-	1,008	-	1,008
Issuance of privately placed shares	-	-	730,000	1	730	-	731
Net loss	-	-	-	-	-	(7,440)	(7,440)
Balance, June 30, 2025	-	$-	16,536,186	$2	$73,905	$(106,274)	$(32,367)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARPAI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six months ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(7,766)	$(7,440)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	60	214
Share-based compensation	1,120	1,043
Shares issued to vendors in exchange for services	55	1,008
Amortization of right-of-use asset	25	31
Non-cash interest	1,331	914
Amortization of debt premium and debt issuance costs, net	56	(17)
Bad debt expense	178	-
Changes in operating assets and liabilities:
Accounts receivable and unbilled receivables	(1,303)	(56)
Prepaid expenses and other assets	101	176
Accounts payable	2,115	479
Accrued expenses	604	(516)
Accrued fiduciary obligations	(1,251)	871
Operating lease liabilities	(130)	(123)
Due to related party	26	-
Other liabilities	203	92
Net cash used in operating activities	(4,576)	(3,324)
Cash flows from investing activities:
Proceeds from sale of business unit	-	500
Net cash provided by investing activities	-	500
Cash flows from financing activities:
Proceeds from issuance of related party promissory notes	660	-
Payments on related party promissory notes	(660)	-
Proceeds from vendor financing advance	2,000	-
Proceeds from related party advance (Note 13)	1,000	-
Proceeds from issuance of convertible debentures (Note 7)	-	3,000
Payments of debt issuance costs	-	(162)
Payments on convertible debentures (Note 7)	(800)	(1,500)
Payments to seller for acquisition	-	(196)
Proceeds from issuance of common stock in a private placement offering, net	-	730
Net cash provided by financing activities	2,200	1,872

Net decrease in cash, cash equivalents and restricted cash	(2,376)	(952)
Cash, cash equivalents and restricted cash at beginning of period	8,951	9,232
Cash, cash equivalents and restricted cash at end of period	$6,575	$8,280

Reconciliation of cash, cash equivalents, and restricted cash reported in the condensed consolidated balance sheets
Cash and cash equivalents	$138	$619
Restricted cash	6,437	7,661
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statement of cash flows	$6,575	$8,280
Supplemental disclosure of cash flow information
Cash paid for interest	$591	$781

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

Nature of Business

Our mission is to improve healthcare for the benefit of (i) our clients who are self-insured employers that pay for their employees’ healthcare benefits and engage us to administer members’ healthcare claims, who we refer to as Clients, (ii) employees who receive these healthcare benefits from our clients, who we refer to as Members, and (iii) healthcare providers including doctors, doctor groups, hospitals, clinics, and any other entities providing healthcare services or products, who we refer to as Providers.

We provide outsourced benefits administration services to Clients in the United States across multiple industries. Our backroom administration and TPA services are supported by a technology platform and a dedicated benefits call center. Under our TPA platform, we provide health and welfare administration, dependent eligibility verification, Consolidated Omnibus Budget Reconciliation Act (“COBRA”) administration, benefit billing services, and Pharmacy Benefit Management (“PBM”).

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

NOTE 3 – LIQUIDITY AND GOING CONCERN

As shown in the accompanying unaudited interim condensed consolidated financial statements as of June 30, 2026, we had an accumulated deficit of approximately $123.2 million and negative working capital of approximately $14.5 million. At June 30, 2026, we had short-term debt of approximately $4.5 million, long-term debt of approximately $24.4 million, a vendor financing advance of approximately $2.0 million, approximately $1.0 million in connection with an advance of TPA administration fees given to the Company by a related party, and approximately $138 thousand of unrestricted cash on hand. The amount due to the related party was repaid in July 2026. For the six months ended June 30, 2026, we recognized a net loss of approximately $7.8 million and negative cash flows from operations of approximately $4.6 million. We have met our cash needs primarily through proceeds from issuing convertible notes, warrants, preferred stock, and shares of our Class A common stock, par value $0.0001 per share (the “common stock”), as well as borrowing from various lenders.

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

On July 16, 2026, we entered into Amendment No. 2 (the “AXA Amendment”) to a purchase agreement with AXA S.A., a French société anonyme (“AXA”). The AXA Amendment amends a Membership Interest Purchase Agreement, dated August 4, 2022, as amended on February 7, 2024 (the “AXA Agreement”), executed by and among the Company, XL America Inc., a Delaware corporation, Seaview Re Holdings Inc., a Delaware corporation and AXA, pursuant to which the Company acquired all the membership interests of Maestro Health, LLC.

The AXA Amendment also provides that the Company shall make minimum annual payments of not less than $0, $1.0 million, $5.0 million and approximately $22.3 million during the years ending December 31, 2026, 2027, 2028 and 2029, respectively. In addition, the Company agreed not to incur additional indebtedness other than its currently outstanding indebtedness.

Subsequent to June 30, 2026, on July 29, 2026, the Company entered into a securities purchase agreement for the issuance and sale of 12,100 shares of newly designated Series A Preferred Stock for aggregate gross proceeds of $12.1 million. As a result of the Offering and pursuant to the terms of the AXA Amendment, approximately $2.45 million became payable to AXA based on the applicable net offering proceeds. Accordingly, approximately $2.45 million of the AXA liability is reflected as a current liability, with the remaining balance reflected as a non-current liability in the accompanying unaudited condensed consolidated balance sheet.

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

MARPAI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Concentrations of Credit Risk

For the three and six month periods ended June 30, 2026 and June 30, 2025, we had no single customer that accounted for more than 10% of total revenue. At June 30, 2026, two customers accounted for 18.0% and 16.0% of accounts receivable, respectively. At December 31, 2025, two customers accounted for 19.5% and 19.1% of accounts receivable, respectively.

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

Contract Balances

At June 30, 2026 and December 31, 2025, the balances of our accounts receivable from contracts with customers, net of related allowances for credit losses, were $1.0 million and $697 thousand, respectively, and the balances of our unbilled receivables from contracts with customers were $1.1 million and $280 thousand, respectively. When we receive consideration from a customer prior to providing services to the customer under the terms of the customer contracts, we record deferred revenue on our condensed consolidated balance sheet, which represents a contract liability. At June 30, 2026 and December 31, 2025, the balances of deferred revenue were $317 thousand and $89 thousand, respectively. The deferred revenue balance includes $317 thousand as of June 30, 2026, which is related to advance payments received from a related party in connection with TPA administration fees, see Note 13. The full deferred revenue balance as of December 31, 2025 was recognized during the six months ended June 30, 2026. We anticipate that we will satisfy all of our performance obligations associated with our contract liabilities within a year.

We also provide certain performance guarantees under contracts with customers. Customers may be entitled to receive compensation if we fail to meet the guarantees. Actual performance is compared to the contractual guarantee for each measure throughout the period. We had performance guarantee liabilities of $204 thousand and $199 thousand as of June 30, 2026 and December 31, 2025, respectively, which are included in accrued expenses on the accompanying condensed consolidated balance sheets.

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

MARPAI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Earnings (Loss) Per Share (“EPS”)

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of outstanding shares of common stock for the period, considering the effect of participating securities. Diluted earnings (loss) per share is calculated by dividing net earnings (loss) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. During the periods when they are anti-dilutive, shares of common stock equivalents, if any, are not considered in the computation. All securities that meet the definition of a participating security, irrespective of whether the securities are convertible, nonconvertible, or potential common stock securities, shall be included in the computation of basic EPS using the two-class method. However, when the different classes of units have identical rights and privileges except voting rights, whereby they share equally in dividends and residual net assets on a per unit basis, the classes can be combined and presented as one class for EPS purposes. As of June 30, 2026 and 2025, there were no preferred stock outstanding.

At June 30, 2026 and 2025, there were 11,236,542 and 4,756,572 common stock equivalents outstanding, respectively. For the six months ended June 30, 2026 and 2025, these potential shares were excluded from the shares used to calculate diluted net loss per share as their effect would have been antidilutive.

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

In April 2026, the FASB issued ASU 2026-01, Equity (Topic 505): Initial Measurement of Paid-in-Kind Dividends on Equity-Classified Preferred Stock. The amendments in this update require entities to initially measure paid-in-kind (“PIK”) dividends on equity-classified preferred stock using the PIK dividend rate stated in the preferred stock agreement, rather than at fair value. This ASU is effective for annual periods beginning after December 15, 2026, including interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the impact of this accounting standard on our condensed consolidated financial statements.

MARPAI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – CAPITALIZED SOFTWARE

Capitalized software consists of the following at:

(in thousands)

	June 30,	December 31,
	2026	2025
Capitalized software	$3,836	$3,836
Accumulated amortization	(3,836)	(3,776)
Capitalized software, net	$-	60

Amortization expense was $60 thousand and $214 thousand for the six months ended June 30, 2026 and 2025, respectively.

Amortization expense was $0 and $107 thousand for the three months ended June 30, 2026 and 2025, respectively.

NOTE 6 – LOSS AND LOSS ADJUSTMENT EXPENSES

The following tables show changes in aggregate reserves for our loss and loss adjustment expenses for the three and six month periods ending June 30, 2026 and June 30, 2025:

(in thousands)

	2026	2025
Net reserves at April 1,	$-	$28
Incurred loss and loss adjustment expenses
Provisions for insured events of the current year	-	-
Change in provision for insured events of prior year	-	-
Total incurred loss and loss adjustment expense	-	-
Payments
Loss and loss adjustment expenses attributable to insured events of the current year	-	-
Loss and loss adjustment expenses attributable to insured events of the prior year	-	-
Total payments	-	-
Net reserves at June 30,	$-	$28

	2026	2025
Net reserves at January 1,	$-	$201
Incurred loss and loss adjustment expenses
Provisions for insured events of the current year	-	-
Change in provision for insured events of prior year	-	(161)
Total incurred loss and loss adjustment expense	-	(161)
Payments
Loss and loss adjustment expenses attributable to insured events of the current year	-	-
Loss and loss adjustment expenses attributable to insured events of the prior year	-	12
Total payments	-	12
Net reserves at June 30,	$-	$28

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

On May 13, 2026, we entered into a second amendment agreement (the “Second Amendment Agreement”) to the JGB Purchase Agreement with each of the Purchasers and the Agent. The Second Amendment Agreement, among other things, extended the maturity date of the Debentures issued pursuant to the JGB Purchase Agreement by one year to April 15, 2028, revised the amortization schedule set forth in the Debentures and provided for a restructuring payment of $150 thousand payable on March 31, 2027 and an exit payment of $500 thousand payable on April 15, 2028. In connection with the Second Amendment Agreement, Mr. Lamendola granted a second lien mortgage on certain personal real property as additional collateral for the obligations under the Debentures.

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

The Company evaluated the Second Amendment Agreement under ASC 470-50, “Debt - Modifications and Extinguishments”, and determined that the amended terms were not substantially different from the terms of the existing Debentures. Accordingly, the Second Amendment Agreement was accounted for as a debt modification, and no gain or loss on extinguishment was recognized. The restructuring payment and exit payment were included in the revised contractual cash flows, and the related discounts are being amortized to interest expense using the effective interest method over the remaining term of the Debentures.

As of June 30, 2026, the net carrying amount of the Debentures was $8.1 million, of which $2.0 million was short-term. The loan has unamortized debt premium, issuance costs, restructuring payment, and exit payment of $143 thousand, $110 thousand, $123 thousand and $458 thousand, respectively. The estimated fair value (Level 3) of the convertible debt instrument was $8.1 million as of June 30, 2026. During 2026, we made total principal payments of $800 thousand, while the interest of $591 thousand was paid as it was incurred.

MARPAI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Our future loan payments, which are presented as current portion of convertible debentures, net and convertible debentures, net of current portion on our accompanying unaudited condensed consolidated balance sheet as of June 30, 2026, are as follows:

June 30, 2026
Convertible debenture principal	$7,986
Restructuring and exit payment obligations	650
Unamortized debt premium and issuance costs, net	(548)
Outstanding balance, net	8,088
Less: current portion, net	(1,966)
Long-term portion, net	$6,122

NOTE 8 – OTHER LIABILITIES

Other liabilities consisted of the following:

(in thousands)

	June 30,	December 31,
	2026	2025
Due to AXA (current and long-term)	$20,732	$19,401
Sublease security deposit	24	49
Other liabilities	$20,756	$19,450

As of June 30, 2026, we had $20.7 million in outstanding liabilities due to AXA in connection with our acquisition of Maestro Health on November 1, 2022. Included in the balance is accrued interest of $7.2 million and $5.2 million as of June 30, 2026 and December 31, 2025, respectively.

Our future payments to AXA, which are included in other short-term liabilities and other long-term liabilities on our accompanying unaudited condensed consolidated balance sheet as of June 30, 2026, are as follows:

(in thousands)

June 30, 2026
Outstanding balance	$20,732
Less: current portion	2,450
Long-term portion	$18,282

On July 16, 2026, we entered into Amendment No. 2 to Purchase Agreement (the “AXA Amendment”) with AXA. The AXA Amendment amends a Membership Interest Purchase Agreement, dated August 4, 2022, as amended on February 7, 2024 (the “AXA Agreement”), executed by and among the Company, XL America Inc., a Delaware corporation, Seaview Re Holdings Inc., a Delaware corporation and AXA, pursuant to which the Company acquired all the membership interests of Maestro Health, LLC.

The AXA Amendment provides that the requirement by us to pay AXA an amount equal to thirty five percent of the net proceeds was amended such that from the date of the AXA Amendment through December 31, 2026, such payments will only be required after $5 million in offering proceeds are received by us.

The AXA Amendment also provides that the Company shall make minimum annual payments of not less than $0, $1.0 million, $5.0 million and approximately $22.3 million during the years ending December 31, 2026, 2027, 2028 and 2029, respectively. In addition, the Company agreed not to incur additional indebtedness other than its currently outstanding indebtedness.

Subsequent to June 30, 2026, on July 29, 2026, we entered into a securities purchase agreement for the issuance and sale of 12,100 shares of newly designated Series A Preferred Stock for aggregate gross proceeds of $12.1 million. As a result of the Offering and pursuant to the terms of the AXA Amendment, approximately $2.45 million became payable to AXA based on the applicable net offering proceeds. Accordingly, approximately $2.45 million of the AXA liability is reflected as a current liability, with the remaining balance reflected as a non-current liability in the accompanying unaudited condensed consolidated balance sheet.

MARPAI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On June 15, 2026, the Company entered into a second amendment to a certain client services agreement with a vendor. Under such amendment, the vendor paid an advance to the Company in the amount of $2.0 million against future contractual remittance amounts. The advance is recouped through amounts retained by the vendor during the 12-month period following the applicable implementation date. Any amount not recouped during that period is payable in cash, and the remaining unpaid balance becomes immediately due upon termination of the agreement. Past-due amounts bear a monthly charge of 1.5%. The Company recorded the proceeds as a vendor financing advance liability. The liability is reduced as applications against principal are confirmed through contractual invoices and reconciliations. As of June 30, 2026, the outstanding vendor financing advance was $2.0 million and was classified as a current liability within the accompanying unaudited condensed consolidated balance sheet.

NOTE 9 – REVENUE

Disaggregation of Revenue

The following tables illustrate the disaggregation of revenue by similar services:

For the six months ended:

(in thousands)

	June 30, 2026	June 30, 2025
TPA services	$8,610	$10,081
Captive insurance	-	(7)
Total	$8,610	$10,074

For the three months ended:

(in thousands)

	June 30, 2026	June 30, 2025
TPA services	$4,166	$4,656
Captive insurance	-	-
Total	$4,166	$4,656

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

Under the terms of the 2020 Plan, on the grant date, the Board determines the vesting schedule of each stock option and RSU on an individual basis. All stock options expire ten (10) years from the date of the grant. Vested options expire 90 days after the termination of employment of the grantee.

On May 6, 2024, our shareholders approved our 2024 Global Incentive Plan (the “2024 Plan”), under which 2,227,910 shares of common stock were initially reserved for issuance. The 2024 Plan includes an evergreen provision pursuant to which the number of shares reserved for issuance automatically resets to 2,227,910 on January 1st of each year.

Under the terms of the 2024 Plan, on the grant date, the Board determines the vesting schedule of each stock option and RSUs on an individual basis. All stock options expire ten (10) years from the date of the grant. Vested options expire 90 days after the termination of employment of the grantee.

Stock Options

There were no options granted for the six months ended June 30, 2026 and 2025.

The following table summarizes the stock option activity for the six months ended June 30, 2026:

(in thousands except share and per share data)

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
Balance at January 1, 2026	738,500	$2.07	5.36	$—
Granted	—	—
Forfeited/Cancelled	(13,000)	2.23
Exercised	—	—
Balance at June 30, 2026	725,500	$2.07	4.82	$—
Exercisable at June 30, 2026	693,417	$2.08	4.71	$—

MARPAI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes our non-vested stock options:

	Non-vested Options Outstanding	Weighted- Average Grant Date Fair Value
Balance at January 1, 2026	57,943	$1.59
Options granted	—	—
Options forfeited/cancelled	(3,958)	1.58
Options exercised	—	—
Options vested	(21,902)	1.60
Balance at June 30, 2026	32,083	$1.59

For the three months ended June 30, 2026 and 2025, we recognized $14 thousand and $33 thousand of stock compensation expense relating to stock options, respectively. For the six months ended June 30, 2026 and 2025, we recognized $32 thousand and $79 thousand of stock compensation expense relating to stock options, respectively. As of June 30, 2026, there was $51 thousand of unrecognized stock compensation expense related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately 1.2 years.

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

On February 2, 2026, the compensation committee of the board of directors granted certain employees RSU awards, under which the holder has the right to receive an aggregate of 50,000 shares of common stock. These awards will vest over the next 2 years.

On February 2, 2026, we issued 31,746 shares of common stock to a vendor in consideration for services rendered.

On February 2, 2026, we issued 20,000 shares of common stock to a vendor in consideration for services rendered.

On March 5, 2026, we granted an RSU award to a board member under which the holder has the right to receive an aggregate of 300,000 shares of common stock for services related to the strategic transaction initiative. During the three months ended June 30, 2026, 200,000 of these shares were cancelled.

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

On March 13, 2026, we issued 6,345 shares of common stock to a vendor in consideration for services rendered.

On April 16, 2026, the compensation committee of the board of directors granted certain employees RSU awards, under which the holder has the right to receive an aggregate of 37,500 shares of common stock. These awards will vest over the next 2 years.

On April 16, 2026, we granted 45,000 shares of common stock to vendors in consideration for services rendered.

On May 21, 2026, we granted an RSU award to a board member under which the holder has the right to receive an aggregate of 166,667 shares of common stock for services related to the strategic transaction initiative. This award vested upon grant.

On May 29, 2026, the compensation committee of the board of directors granted certain board members and executives RSU awards, under which the holders have the right to receive an aggregate of up to 1,050,000 shares of our common stock. These awards vested on the date of grant.

MARPAI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the restricted stock units activity for the six months ended June 30, 2026:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share
Outstanding at January 1, 2026	1,620,500	$1.60
Granted	2,132,057	0.59
Forfeited/cancelled	(600,000)	1.31
Vested	(2,490,057)	0.92
Outstanding at June 30, 2026	662,500	$0.97

For the three months ended June 30, 2026 and 2025, the Company recognized $923 thousand and $436 thousand of stock compensation expense relating to RSUs, respectively. For the six months ended June 30, 2026 and 2025, the Company recognized $1.1 million and $964 thousand of stock compensation expense relating to RSUs, respectively. As of June 30, 2026, there was $261 thousand of unrecognized compensation expense remaining related to unvested time-vested RSUs. That cost is expected to be recognized over a weighted-average period of approximately 0.5 years.

NOTE 11 – WARRANTS

We have issued warrants as part of equity offerings and severance packages.

The table below summarizes our warrant activities:

	Number of Warrants to Purchase Common Shares	Exercise Price Range Per Share	Weighted Average Exercise Price
Balance at January 1, 2026	8,953,602	$1.00 to 31.60	$2.06
Granted	—	—	—
Forfeited	(242,977)	31.60	31.60
Exercised	—	—	—
Balance at June 30, 2026	8,710,625	$1.00 to 20.00	$1.24

Balance at January 1, 2025	644,718	$ 2.50 to 31.60	$16.40
Granted	—	—	—
Forfeited	(91,117)	5.71	5.71
Exercised	—	—	—
Balance at June 30, 2025	553,601	$2.50 to 31.60	$18.16

NOTE 12 – SEGMENT INFORMATION

Research and development activities were conducted through our wholly owned subsidiary, EYME Technologies, Ltd., in Israel. Geographic long-lived asset information presented below is based on the physical location of the assets at the reporting date. All of our revenues are derived from customers located in the United States.

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

On June 22, 2026, the Company satisfied all outstanding principal balances related to Note 1 and Note 2 through full repayment to the related party.

In connection with Note 1 and Note 2, accrued interest of $26 thousand is included within due to related party within the accompanying condensed consolidated balance sheets.

For the three and six months ended June 30, 2026, we recorded interest expense of $18 thousand and $26 thousand related to Note 1 and Note 2, respectively.

The Company provides third-party administrator services to an entity whose chief executive officer also serves as the Company’s Head of Sales. Financial arrangements with the related party are subject to approval by the Company’s Board and Chief Financial Officer.

On April 29, 2026, the Company received a $500 thousand advance payment from the related party for future third-party administrator services. The Company recognized $183 thousand of related-party revenue during each of the three and six months ended June 30, 2026. As of June 30, 2026, the remaining $317 thousand was included in deferred revenue in the accompanying unaudited condensed consolidated balance sheet.

On May 13, 2026, the Company received an additional refundable cash advance of $1.0 million from the related party. No revenue was recognized in connection with this advance, and the full amount was included in due to related party in the accompanying unaudited condensed consolidated balance sheet as of June 30, 2026. On July 9, 2026, the Company repaid the $1.0 million advance in full.

MARPAI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – ACCRUED EXPENSES

Accrued expenses consisted of the following:

(in thousands)

	June 30,	December 31,
	2026	2025
Accrued payables	$769	$671
Employee compensation	745	548
Performance guarantee liabilities	204	199
Accrued bonuses	134	232
Settlement liability	604	465
Accrued expenses	$2,456	$2,115

NOTE 15 – INCOME TAXES

The effective tax rate was 0% for the three and six months ended June 30, 2026 and 2025, due primarily to the full valuation allowance on deferred tax assets and other discrete items.

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

At June 30, 2026 and 2025, there were $0 unrecognized tax benefits that if recognized would affect the annual effective tax rate.

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

MARPAI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On January 30, 2025, the Company was served with a civil complaint by Messer Financial Group Inc. (“Messer”), a sublessee of the Company’s previously rented office space in Charlotte, NC, for breach of contract. On July 28, 2025, the Company and the plaintiff conducted a mediation session, which was unsuccessful in resolving the dispute. On September 22, 2025, the plaintiff commenced discovery proceedings in the litigation, and in September 2025, the Company was informed that the plaintiff’s expert indicated estimated damages in excess of $5 million. On February 5, 2026, the Company agreed to a settlement agreement with Messer Financial Group Inc. pursuant to which, the Company is required to pay (i) a one-time lump sum of $10 thousand cash consideration; (ii) issue restricted shares of common stock (“RSU”) of Marpai in an amount valued at $25 thousand as consideration for Messer’s attorney’s fees; and (iii) 400,000 RSUs in installments issuable as follows: (a) 100,000 restricted shares of common stock within thirty (30) days of the Effective Date; (b) 100,000 restricted shares of common stock by July 1, 2026; (c) 100,000 restricted shares of common stock by January 1, 2027; and (d) 100,000 restricted shares of common stock by July 1, 2027. On January 3, 2028, if the Total Value (defined below) of the Stock Consideration is less than $1.0 million, Marpai will (A) pay Messer an additional $250 thousand in cash, or (B) issue Messer $250 thousand in restricted shares of common stock of Marpai (MRAI), valued in the same manner as Total Value. Total Value shall be determined by averaging Marpai’s closing stock price on (A) the payment due date, (B) 45 days prior to the payment due date, and (C) 90 days prior to the payment due date.

After Messer received the Cash Consideration, Messer voluntarily dismissed the Lawsuit in its entirety as to all Defendants with prejudice.

NOTE 17 – SUBSEQUENT EVENTS

The Company evaluated subsequent events from June 30, 2026, the date of these condensed consolidated financial statements, through August 13, 2026, the issuance date of these condensed consolidated financial statements for events requiring recognition or disclosure in the condensed consolidated financial statements.

On July 16, 2026, we executed an amendment to the AXA agreement. See Note 8.

On July 29, 2026, we entered into securities purchase agreements (each, a “Securities Purchase Agreement”) with accredited investors relating to an offering (the “Offering”) and the sale of an aggregate of 12,100 shares of newly designated Series A Preferred Stock (the “Preferred Stock”) at a purchase price of $1.0 thousand for each share of Preferred Stock. The aggregate gross proceeds to us from the Offering were $12.1 million. We expect the Offering to close upon satisfaction of customary closing conditions.

In conjunction with the execution of the Purchase Agreements, we and the Mitchell Family Trust II, who acted as the lead investor in the Offering, entered into a board observer agreement (the “Board Observer Agreement”), pursuant to which Steve Mitchell will serve as an observer to our Board. Pursuant to the Board Observer Agreement, Mr. Mitchell will be entitled to serve as a board observer for a period of two years, provided that the lead investor continues to own at least 3,000 shares of Preferred Stock.

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

Representation in the Financial Statements of Marpai, Inc.

The unaudited condensed consolidated financial statements of Marpai, Inc. and the discussion of the results of our operations in this Quarterly Report, reflect the results of the operations of Marpai for all periods presented. The results for the three and six months ended June 30, 2026, as applicable, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2026 and 2025

The following table sets forth our consolidated results of operations for the periods indicated.

(dollars in thousands)

	Three Months Ended June 30,
	2026	2025	Change	%
Revenue	$4,166	$4,656	$(490)	(10.5)%
Costs and expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below)	3,169	3,910	(741)	(19.0)%
General and administrative	3,069	2,483	586	23.6%
Information technology	1,109	1,291	(182)	(14.1)%
Sales and marketing	136	312	(176)	(56.4)%
Depreciation and amortization	—	107	(107)	(100.0)%
Facilities	116	160	(44)	(27.5)%
Total costs and expenses	7,599	8,263	(664)	(8.0)%
Operating loss	(3,433)	(3,607)	174	(4.8)%
Other income and (expenses)
Other income, net	77	49	28	57.1%
Interest expense, net	(1,227)	(813)	(414)	50.9%
Total other expense, net	(1,150)	(764)	(386)	50.5%
Loss before income taxes	(4,583)	(4,371)	(212)	4.9%
Income tax expense	—	—	—	—
Net loss	$(4,583)	$(4,371)	$(212)	4.9%
Net loss per share, basic and fully diluted	$(0.18)	$(0.28)	$0.10	(35.7)%

(dollars in thousands)

	Six Months Ended June 30,
	2026	2025	Change	%
Revenue	$8,610	$10,074	$(1,464)	(14.5)%
Costs and expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below)	6,408	7,395	(987)	(13.3)%
General and administrative	5,199	4,766	433	9.1%
Information technology	2,266	2,681	(415)	(15.5)%
Sales and marketing	365	556	(191)	(34.4)%
Research and development	—	7	(7)	(100.0)%
Depreciation and amortization	60	214	(154)	(72.0)%
Facilities	229	311	(82)	(26.4)%
Total costs and expenses	14,527	15,930	(1,403)	(8.8)%
Operating loss	(5,917)	(5,856)	(61)	1.0%
Other income and (expenses)
Other income, net	153	49	104	212.2%
Interest expense, net	(2,002)	(1,633)	(369)	22.6%
Total other expense, net	(1,849)	(1,584)	(265)	16.7%
Loss before income taxes	(7,766)	(7,440)	(326)	4.4%
Income tax expense	—	—	—	—
Net loss	$(7,766)	$(7,440)	$(326)	4.4%
Net loss per share, basic and fully diluted	$(0.31)	$(0.49)	$0.18	(36.7)%

Revenues and Cost of Revenue

During the three months ended June 30, 2026 and 2025, our total revenue was $4.2 million and $4.7 million, respectively, representing a decrease in revenue of $490 thousand. The decline is primarily due to customer turnover. The market is evolving, and we are adapting our approach to better serve our customers’ needs.

During the six months ended June 30, 2026 and 2025, our total revenue was $8.6 million and $10.1 million, respectively, representing a decrease in revenue of $1.5 million. The decline is primarily due to customer turnover. The market is evolving, and we are adapting our approach to better serve our customers’ needs.

Total revenues consist of fees that we charge our customers in consideration for administering their self-insured healthcare plans as well as fees that we receive for ancillary services such as care management, case management, cost containment services, and other services provided to our customers by us or other vendors.

During the three months ended June 30, 2026 and 2025, our cost of revenue was $3.2 million and $3.9 million, respectively, representing a decrease of $741 thousand. The decrease is primarily driven by the reduction in sales.

During the six months ended June 30, 2026 and 2025, our cost of revenue was $6.4 million and $7.4 million, respectively, representing a decrease of $987 thousand. The decrease is primarily driven by the reduction in sales.

Total cost of revenues consists of (i) service fees, which primarily include vendor fees associated with the client’s benefit program selections, (ii) the direct labor cost associated with claim management and processing services, and (iii) direct labor costs associated with providing customer support and services to the clients, members, and other external stakeholders.

General and Administrative Expenses

We incurred $3.1 million of general and administrative expenses for the three months ended June 30, 2026, compared to $2.5 million for the three months ended June 30, 2025, representing an increase of $586 thousand. The increase is primarily attributable to an investment in labor, general and administrative expenses.

We incurred $5.2 million of general and administrative expenses for the six months ended June 30, 2026, compared to $4.8 million for the six months ended June 30, 2025, representing an increase of $433 thousand. The increase is primarily attributable to an investment in labor, general and administrative expenses.

Information Technology Expenses

We incurred $1.1 million of information technology expenses for the three months ended June 30, 2026, compared to $1.3 million for the three months ended June 30, 2025, representing a decrease of $182 thousand. The decrease is due to the actions taken throughout 2025 and 2026 to streamline the Company’s operations.

We incurred $2.3 million of information technology expenses for the six months ended June 30, 2026, compared to $2.7 million for the six months ended June 30, 2025, representing a decrease of $415 thousand. The decrease is due to the actions taken throughout 2025 and 2026 to streamline the Company’s operations.

Sales and Marketing Expenses

We incurred $136 thousand of sales and marketing expenses for the three months ended June 30, 2026, compared to $312 thousand for the three months ended June 30, 2025, representing a decrease of $176 thousand. The decrease is due to improvement in our operating efficiency.

We incurred $365 thousand of sales and marketing expenses for the six months ended June 30, 2026, compared to $556 thousand for the six months ended June 30, 2025, representing a decrease of $191 thousand. The decrease is due to improvement in our operating efficiency.

Research and Development Expenses

We incurred $0 of research and development expenses for the three months ended June 30, 2026 and 2025.

We incurred $0 of research and development expenses for the six months ended June 30, 2026, compared to $7 thousand for the six months ended June 30, 2025. The reason for the decrease is the elimination of our in-house development activities.

Depreciation and Amortization

We incurred $0 of depreciation and amortization expenses for the three months ended June 30, 2026, compared to $107 thousand for the three months ended June 30, 2025, representing a decrease of $107 thousand. This decrease was due to the full depreciation of all fixed assets during the first quarter of 2026.

We incurred $60 thousand of depreciation and amortization expenses for the six months ended June 30, 2026, compared to $214 thousand for the six months ended June 30, 2025, representing a decrease of $154 thousand. This decrease was primarily due to the full depreciation or elimination of fixed assets during early 2025 and 2026.

Facilities expenses

We incurred facilities expenses of $116 thousand for the three months ended June 30, 2026, compared to facilities expenses of $160 thousand for the three months ended June 30, 2025, representing a decrease of $44 thousand. The decrease in facilities expenses was due to the strategic decommissioning of unutilized facilities and equipment in 2025.

We incurred facilities expenses of $229 thousand for the six months ended June 30, 2026, compared to facilities expenses of $311 thousand for the six months ended June 30, 2025, representing a decrease of $82 thousand. The decrease in facilities expenses was due to the strategic decommissioning of unutilized facilities and equipment in 2025.

Interest Expense, net

We incurred $1.2 million of net interest expense for the three months ended June 30, 2026, compared to $813 thousand for the three months ended June 30, 2025, representing an increase of $414 thousand primarily due to a non-cash adjustment to the carrying amount of the Company’s obligation to AXA.

We incurred $2.0 million of net interest expense for the six months ended June 30, 2026, compared to $1.6 million for the six months ended June 30, 2025, representing an increase of $369 thousand primarily due to a non-cash adjustment to the carrying amount of the Company’s obligation to AXA.

Liquidity and Capital Resources

As of June 30, 2026, we had an accumulated deficit of approximately $123.2 million, unrestricted cash and cash equivalents of approximately $138 thousand and negative working capital of approximately $14.5 million. For the six months ended June 30, 2026, we recognized a net loss of approximately $7.8 million and negative cash flows from operations of approximately $4.6 million.

We have spent most of our cash resources on funding our operating activities. Through June 30, 2026, we have financed our operations primarily with the proceeds from loans, the issuance of convertible notes and warrants, and sales of our equity securities.

JGB Purchase Agreement and the Amendment Agreement

On April 15, 2024, we entered into a Securities Purchase Agreement (the “JGB Purchase Agreement”) with each of the purchasers thereto (the “Purchasers”) and JGB Collateral LLC (“JGB”), a Delaware limited liability company, as collateral agent for the Purchasers (the “Agent”). Pursuant to the terms of the JGB Purchase Agreement, on April 15, 2024, we issued Senior Secured Convertible Debentures (the “Debentures”) due on April 15, 2027 for a principal sum of $11.8 million, subject to the redemption of $5 million at our election. In accordance with the JGB Purchase Agreement, JGB purchased an aggregate of $6.8 million in principal amount of the Debentures, in exchange for $6.0 million in funding. Effective June 21, 2024, we elected not to redeem up to an aggregate of $5.0 million of the Debentures.

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

Promissory Notes

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

On June 22, 2026, we satisfied all outstanding principal balances through full repayment to the related party.

The AXA Amendment

On July 16, 2026, we entered into Amendment No. 2 to a purchase agreement with AXA (the “AXA Amendment”). The AXA Amendment amends a Membership Interest Purchase Agreement, dated August 4, 2022, as amended on February 7, 2024 (the “AXA Agreement”), executed by and among the Company, XL America Inc., a Delaware corporation, Seaview Re Holdings Inc., a Delaware corporation and AXA, pursuant to which the Company acquired all the membership interests of Maestro Health, LLC.

The AXA Amendment also provides that the Company shall make minimum annual payments of not less than $0, $1.0 million, $5.0 million and approximately $22.3 million during the years ending December 31, 2026, 2027, 2028 and 2029, respectively. In addition, the Company agreed not to incur additional indebtedness other than its currently outstanding indebtedness.

Subsequent to June 30, 2026, on July 29, 2026, the Company entered into a securities purchase agreement for the issuance and sale of 12,100 shares of newly designated Series A Preferred Stock for aggregate gross proceeds of $12.1 million. As a result of the Offering and pursuant to the terms of the AXA Amendment, approximately $2.45 million became payable to AXA based on the applicable net offering proceeds. Accordingly, approximately $2.45 million of the AXA liability is reflected as a current liability, with the remaining balance reflected as a non-current liability in the accompanying unaudited condensed consolidated balance sheet.

Securities Purchase Agreement

On July 29, 2026, we entered into securities purchase agreements (each, a “Securities Purchase Agreement”) with accredited investors relating to an offering (the “Offering”) and the sale of an aggregate of 12,100 shares of newly designated Series A Preferred Stock (the “Preferred Stock”) at a purchase price of $1.0 thousand for each share of Preferred Stock. The aggregate gross proceeds to us from the Offering are expected to be approximately $12.1 million. We expect the Offering to close upon satisfaction of customary closing conditions.

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

Cash Flows

The following table summarizes selected information about our sources and uses of cash and cash equivalents for the six months ended June 30, 2026 and 2025:

Comparison of the Six Months Ended June 30, 2026 and 2025

(in thousands)

	Six Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(4,576)	$(3,324)
Net cash provided by investing activities	—	500
Net cash provided by financing activities	2,200	1,872
Net decrease in cash and cash equivalents and restricted cash	$(2,376)	$(952)

Net Cash Used in Operating Activities

Net cash used in operating activities totaled $4.6 million for the six months ended June 30, 2026, and the net cash used in operating activities totaled $3.3 million for the six months ended June 30, 2025. Net cash used in operating activities was primarily driven by our net loss for the period of $7.8 million, net of (i) non-cash items totaling $2.8 million and (ii) an increase in net working capital items amounting to $365 thousand.

Net Cash Provided by Investing Activities

A total of $0 was provided by investing activities for the six months ended June 30, 2026 and $500 thousand for the six months ended June 30, 2025. The net cash provided by investing activities in the first half of 2025 was due to the collection of cash for the sale of a business unit in the first quarter 2025.

Net Cash Provided by Financing Activities

A total of $2.2 million was provided to us by financing activities during the six months ended June 30, 2026, an increase of $328 thousand compared to $1.9 million provided to us for the six months ended June 30, 2025. The net cash provided in financing activities for the six months ended June 30, 2026 was from a vendor financing advance of $2.0 million, related party loans of $660 thousand, a related party advance of $1.0 million, offset by the repayment of related party loans of $660 thousand and repayment of senior secured convertible debentures in the amount of $800 thousand. The net proceeds for 2025 were provided from senior secured convertible debentures issued on April 15, 2024, in the amount of $1.3 million, the proceeds from private placement offerings of $730 thousand and partially offset by the repayment of the loan to AXA, in connection with our acquisition of Maestro Health on November 1, 2022, of $196 thousand.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign exchange risk

The cash generated from revenue is denominated in U.S. Dollars. Our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations, which are in the United States and Israel. Our results of current and future operations and cash flows are therefore subject to fluctuations due to changes in the exchange rate of the New Israeli Shekel (“NIS”). The effect of a hypothetical 10% change in the exchange rate of the NIS versus the U.S. Dollar would not have had a material impact on our historical condensed consolidated financial statements for the six months ended June 30, 2026. To date we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes or is expected to become more significant.

Interest rate risk

We had cash and cash equivalents balances of $138 thousand and $133 thousand on June 30, 2026 and December 31, 2025, respectively. Currently, management does not view this exposure to be a significant risk.

Inflation Risk

Inflation generally affects us by increasing our labor costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the six months ended June 30, 2026.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Accounting Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period ended June 30, 2026. Based on this evaluation, our Chief Executive Officer, Chief Financial Officer and Accounting Officer have concluded that, during the period covered by this Quarterly Report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter ended June 30, 2026, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

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

Due to our limited operating history, we have a limited customer base and have depended on a few major customers for a significant portion of our revenue. For the three and six month periods ended June 30, 2026 and 2025, we had no single customer that accounted for more than 10% of total revenue. At June 30, 2026, two customers accounted for 18.0% and 16.0% of accounts receivable. As of December 31, 2025, two customers accounted for 19.5% and 19.1% of accounts receivable.

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

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit No.	Description
3.1	Certificate of Designation of Preference, Rights and Limitations of Series A Preferred Stock of Marpai Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 31, 2026)
10.1	Form of Series A Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 31, 2026)
10.2	Board Observer Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 31, 2026)
10.3	Amendment No. 2 to Purchase Agreement by and between Marpai, Inc. and AXA S.A., a French société anonyme. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 20, 2026)
31.1*	Certification Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2*	Certification Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1**	Certification Statement of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2**	Certification Statement of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101**	Interactive Data Files
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARPAI, INC.

Date: August 13, 2026		/s/ Damien Lamendola
	Name:	Damien Lamendola
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Steve Johnson
	Name:	Steve Johnson
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)