Form 10-Q
period 2026-09-30
Marpai, Inc.
filed 2026-11-12
CIK 1844392

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of November 12, 2026, there were 26,915,941 shares of the Company’s common stock, par value $0.0001 per share, outstanding.

MARPAI, INC.

i

PART I — FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements.

MARPAI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30,	December 31,
	2026	2025
	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$360	$133
Restricted cash	7,411	8,818
Accounts receivable, net of allowance for credit losses of $86 and $21 as of September 30, 2026, and December 31, 2025, respectively	940	697
Unbilled receivables	1,313	280
Prepaid expenses and other current assets	347	408
Total current assets	10,371	10,336

Capitalized software, net	—	60
Operating lease right-of-use assets	179	218
Security deposits	227	229
Other long-term assets	35	61
Total assets	$10,812	$10,904
LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$2,691	$3,668
Accrued expenses	1,606	2,115
Accrued fiduciary obligations	7,238	8,521
Deferred revenue	72	89
Current portion of operating lease liabilities	284	264
Current portion of convertible debentures, net	1,966	3,037
Other short-term liabilities	—	8,000
Vendor financing advance	2,000	—
Total current liabilities	15,857	25,694

Other long-term liabilities	18,788	11,450
Convertible debentures, net of current portion	5,620	5,795
Operating lease liabilities, net of current portion	313	528
Total liabilities	40,578	43,467
COMMITMENTS AND CONTINGENCIES (Note 17)
STOCKHOLDERS’ DEFICIT

Preferred stock, $0.0001 par value, 2,000,000 shares authorized; 12,100 and 0 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	—	—
Common stock, $0.0001 par value, 227,791,050 shares authorized; 26,879,834 and 24,035,610 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	3	2
Additional paid-in capital	96,677	82,829
Accumulated deficit	(126,446)	(115,394)
Total stockholders’ deficit	(29,766)	(32,563)
Total liabilities and stockholders’ deficit	$10,812	$10,904

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARPAI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except share and per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenue (including related party amounts of $317, $0, $500, and $0, respectively)	$4,424	$4,037	$13,034	$14,111
Costs and expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below)	3,400	2,963	9,808	10,357
General and administrative	2,136	2,067	7,335	6,833
Information technology	1,129	1,245	3,395	3,927
Sales and marketing	149	295	514	851
Research and development	—	—	—	7
Depreciation and amortization	—	107	60	321
Facilities	116	131	345	442
Total costs and expenses	6,930	6,808	21,457	22,738
Operating loss	(2,506)	(2,771)	(8,423)	(8,627)
Other income (expenses)
Other income	77	74	230	123
Interest expense, net	(857)	(797)	(2,859)	(2,430)
Loss before provision for income taxes	(3,286)	(3,494)	(11,052)	(10,934)
Income tax expense	—	—	—	—
Net loss	$(3,286)	$(3,494)	$(11,052)	$(10,934)
Cumulative preferred stock dividends	(162)	—	(162)	—
Net loss attributable to common stockholders	(3,448)	(3,494)	(11,214)	(10,934)
Net loss per share attributable to common stockholders, basic and diluted	$(0.13)	$(0.20)	$(0.43)	$(0.69)
Weighted average shares of common stock outstanding, basic and diluted	26,829,700	17,299,687	25,799,051	15,868,157

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARPAI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

(in thousands, except share data)

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Three months ended September 30, 2026
Balance, July 1, 2026	—	$—	26,667,334	$3	$84,266	$(123,160)	$(38,891)
Share-based compensation	—	—	—	—	133	—	133
Issuance of common stock upon vesting of restricted stock units	—	—	62,500	—	—	—	—
Issuance of common stock as part of settlement agreement	—	—	100,000	—	51	—	51
Issuance of common stock upon conversion of debt	—	—	50,000		150	—	150
Issuance of privately placed preferred stock, net	12,100	—	—	—	12,077	—	12,077
Net loss	—	—	—	—	—	(3,286)	(3,286)
Balance, September 30, 2026	12,100	$—	26,879,834	$3	$96,677	$(126,446)	$(29,766)

Three months ended September 30, 2025
Balance, July 1, 2025	—	$—	16,536,186	$2	$73,905	$(106,274)	$(32,367)
Share-based compensation	—	—	—		415	—	415
Issuance of privately placed common stock	—	—	1,919,425	—	2,100	—	2,100
Net loss	—	—	—	—	—	(3,494)	(3,494)
Balance, September 30, 2025	—	$—	18,455,611	$2	$76,420	$(109,768)	$(33,346)
Nine months ended September 30, 2026
Balance, January 1, 2026	—	$—	24,035,610	$2	$82,829	$(115,394)	$(32,563)
Share-based compensation	—	—	—	—	1,464	—	1,464
Issuance of common stock upon vesting of restricted stock units	—	—	2,449,466	1	—	—	1
Issuance of common stock upon vesting of restricted stock units to vendors in exchange for services	—	—	103,091	—	55	—	55
Issuance of common stock as part of settlement agreement	—	—	241,667	—	102	—	102
Issuance of common stock upon conversion of debt	—	—	50,000	—	150		150
Issuance of privately placed Preferred shares, net	12,100	—	—	—	12,077	—	12,077
Net loss	—	—	—	—	—	(11,052)	(11,052)
Balance, September 30, 2026	12,100	$—	26,879,834	$3	$96,677	$(126,446)	$(29,766)

Nine months ended September 30, 2025
Balance, January 1, 2025	—	$—	14,237,176	$1	$71,124	$(98,834)	$(27,709)
Share-based compensation	—	—	—	—	1,458	—	1,458
Issuance of common stock upon vesting of restricted stock units	—	—	844,010	—	—	—	—
Issuance of common stock to vendors in exchange for services	—	—	725,000	—	1,008	—	1,008
Issuance of privately placed shares	—	—	2,649,425	1	2,830	—	2,831
Net loss	—	—	—	—	—	(10,934)	(10,934)
Balance, September 30, 2025	—	$—	18,455,611	$2	$76,420	$(109,768)	$(33,346)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARPAI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine months ended
	September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(11,052)	$(10,934)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	60	321
Share-based compensation	1,252	1,458
Shares issued to vendors in exchange for services	55	1,008
Amortization of right-of-use asset	39	45
Non-cash interest	1,813	1,362
Amortization of debt premium and debt issuance costs, net	154	(25)
Bad debt expense	217	—
Changes in operating assets and liabilities:
Accounts receivable and unbilled receivables	(1,493)	236
Prepaid expenses and other assets	89	306
Accounts payable	(977)	1,302
Accrued expenses	(195)	(603)
Accrued fiduciary obligations	(1,283)	3,019
Operating lease liabilities	(195)	(183)
Other liabilities	(41)	(2)
Net cash used in operating activities	(11,557)	(2,690)
Cash flows from investing activities:
Proceeds from sale of business unit	—	500
Net cash provided by investing activities	—	500
Cash flows from financing activities:
Proceeds from issuance of related party promissory notes	660	—
Payments on related party promissory notes	(660)	—
Proceeds from vendor financing advance	2,000	—
Proceeds from related party advance (Note 14)	1,000	—
Payments for related party advance (Note 14)	(1,000)	—
Proceeds from issuance of convertible debentures (Note 7)	—	3,000
Payments of debt issuance costs	—	(162)
Payments on convertible debentures (Note 7)	(1,250)	(2,000)
Payments to seller for acquisition	(2,450)	(196)
Proceeds from issuance of common stock in a private placement offering, net	—	2,831
Proceeds from issuance of preferred stock in a private placement offering, net	12,077	—
Net cash provided by financing activities	10,377	3,473

Net (decrease) increase in cash, cash equivalents and restricted cash	(1,180)	1,283
Cash, cash equivalents and restricted cash at beginning of period	8,951	9,232
Cash, cash equivalents and restricted cash at end of period	$7,771	$10,515

Reconciliation of cash, cash equivalents, and restricted cash reported in the condensed consolidated balance sheets
Cash and cash equivalents	$360	$445
Restricted cash	7,411	10,070
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statement of cash flows	$7,771	$10,515
Supplemental disclosure of cash flow information
Cash paid for interest	$893	$1,133
Issuance of common stock upon conversion of debt in the current period	$150	$—
Restricted stock units issued to settle accrued bonus liabilities	$212	$—
Issuance of common stock relieving accrued settlement liabilities	$102	$—

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

Organization

Marpai, Inc.’s (“Marpai”, “we”, or the “Company”) operations are principally conducted through our wholly owned subsidiaries, Marpai Health, Inc. (“Marpai Health”), Marpai Administrators LLC (“Marpai Administrators”), Maestro Health LLC (“Maestro”), and our wholly owned Israeli subsidiary EYME Technologies, Ltd. (“EYME”). Marpai Administrators and Maestro are our healthcare payer subsidiaries that provide administration services to self-insured employer groups across the United States. They act as a third-party administrator (“TPA”) handling all administrative aspects of providing healthcare to self-insured employer groups. We have combined these two businesses to create what we believe to be the Payer of the Future, which has not only the licenses, processes and know-how of a payer but also the latest technology. This combination allows us to differentiate ourselves in the TPA market by delivering a technology-driven service that we believe can lower the overall cost of healthcare while maintaining or improving healthcare outcomes. Marpai Captive, Inc. (“Marpai Captive”) was founded in March 2022 as a Delaware corporation. Marpai Captive engaged in the captive insurance market and commenced operations in the first quarter of 2023 and operated until the fourth quarter of 2025.

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

NOTE 3 – LIQUIDITY AND GOING CONCERN

At September 30, 2026, we had approximately $360 thousand of unrestricted cash on hand. For the nine months ended September 30, 2026, we recognized a net loss of approximately $11.1 million and negative cash flows from operations of approximately $11.6 million. As shown in the accompanying unaudited interim condensed consolidated financial statements, at September 30, 2026, we had negative working capital of approximately $5.5 million and an accumulated deficit of approximately $126.4 million. We also had short-term debt of approximately $2.0 million, long-term debt of approximately $24.4 million and a vendor financing advance of approximately $2.0 million. We have met our cash needs primarily through proceeds from issuing convertible notes, warrants, preferred stock, and shares of our Class A common stock, par value $0.0001 per share (the “common stock”), as well as borrowing from various lenders.

MARPAI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We currently project that we will need additional capital to fund our current operations and capital investment requirements until we scale to a revenue level that permits cash self-sufficiency. This projection is based on our current expectations regarding revenues, expenditures, cash burn rate and other operating assumptions. To support ongoing operations until that time, we need to raise additional capital or secure debt funding. We anticipate obtaining this capital through the sale of equity and/or the issuance of debt. Alternatively, or in addition, we may seek to sell assets that we regard as non-strategic. Any of these alternatives may not be achievable on favorable terms, or at all. Additionally, any debt or equity transactions may cause significant dilution to existing stockholders.

If we are unable to raise additional capital moving forward, our ability to operate in the normal course and continue to invest in our product portfolio may be materially and adversely impacted and we may be forced to scale back operations or divest some or all of our assets.

Management has determined that our liquidity condition raises substantial doubt about our ability to continue as a going concern through twelve months from the date these unaudited interim condensed consolidated financial statements are issued. This determination reflects the conditions described above and our assessment of going concern considerations in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” These unaudited interim condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

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

On July 29, 2026, the Company entered into securities purchase agreements for the issuance and sale of 12,100 shares of newly designated Series A Convertible preferred stock (the “Series A Preferred Stock”) for aggregate gross proceeds of $12.1 million (the “Offering”). As a result of the Offering and pursuant to the terms of the AXA Amendment, $2.45 million became payable to AXA based on the applicable net offering proceeds and was paid in September 2026.

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

MARPAI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Concentrations of Credit Risk

For the three and nine month periods ended September 30, 2026 and September 30, 2025, we had no single customer that accounted for more than 10% of total revenue. At September 30, 2026, one customer accounted for 13.6% of accounts receivable. At December 31, 2025, two customers accounted for 19.5% and 19.1% of accounts receivable, respectively.

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

Contract Balances

At September 30, 2026 and December 31, 2025, accounts receivable from contracts with customers, net of related allowances for credit losses, were $940 thousand and $697 thousand, respectively. Unbilled receivables from contracts with customers were $1.3 million and $280 thousand, respectively. Consideration received before we provide services under customer contracts is recorded as deferred revenue on our condensed consolidated balance sheet and represents a contract liability. Deferred revenue was $72 thousand at September 30, 2026 and $89 thousand at December 31, 2025. The December 31, 2025 deferred revenue balance was recognized during the nine months ended September 30, 2026. We anticipate satisfying all performance obligations associated with our contract liabilities within a year.

We also provide certain performance guarantees under contracts with customers. Customers may be entitled to receive compensation if we fail to meet the guarantees. Actual performance is compared to the contractual guarantee for each measure throughout the period. We had performance guarantee liabilities of $54 thousand and $199 thousand as of September 30, 2026 and December 31, 2025, respectively, which are included in accrued expenses on the accompanying condensed consolidated balance sheets.

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

Consideration received for services rendered by us is nonrefundable. Therefore, at the time revenue is recognized, we do not estimate expected refunds for services.

We use the practical expedient and do not account for significant financing components because the period between recognition and collection does not exceed one year for all of our contracts.

Timing of Performance Obligations

All of our contracts with customers obligate us to perform services, including health and welfare administration, dependent eligibility verification, COBRA administration, and benefit billing. Revenue is recognized over time as services are provided. Performance obligations are satisfied through the effort expended to research, investigate, evaluate, document, and report claims, and control of these services is transferred to the customer. We have the right to receive payment for all services rendered.

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

MARPAI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Earnings (Loss) Per Share (“EPS”)

Basic earnings (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potential common shares are excluded from diluted earnings (loss) per share when their effect would be antidilutive.

The Company’s Series A Convertible Preferred Stock provides for cumulative dividends at an annual rate of 8%. In accordance with Accounting Standards Codification (“ASC”) 260, cumulative preferred stock dividends accumulated during the reporting period are deducted in determining net income (loss) attributable to common stockholders, regardless of whether such dividends have been declared or paid. The Company applies the two-class method, as applicable, to allocate undistributed earnings between common stockholders and holders of participating securities. Undistributed losses are not allocated to participating preferred stockholders unless they are contractually obligated to share in such losses.

For periods in which the Company reports a net loss, potentially dilutive securities, including shares issuable upon conversion of the Series A Preferred Stock, warrants, convertible debt and outstanding stock awards, are excluded from the calculation of diluted net loss per share when their inclusion would be antidilutive.

The common stock equivalents outstanding, consisted of the following:

	September 30,	September 30,
	2026	2025
Common shares issuable upon conversion of Series A Preferred Stock	12,100,000	—
Outstanding warrants	8,710,625	553,601
Vesting of employee stock options	698,208	710,369
Unvested RSU	637,500	1,805,500
Convertible debentures	670,000	1,470,000
Settlement liability shares	200,000	—
Common stock equivalents outstanding	23,016,333	4,539,470

Preferred Stock

The Company accounts for its preferred stock in accordance with ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging. Preferred stock that does not meet the criteria for liability or temporary equity classification is recorded within permanent stockholders’ equity. Direct issuance costs are recorded as a reduction of additional paid-in capital. Preferred stock dividends are accounted for as equity distributions, as applicable, and considered in determining net loss attributable to common stockholders.

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

MARPAI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

MARPAI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – CAPITALIZED SOFTWARE

Capitalized software consists of the following at:

(in thousands)

	September 30,	December 31,
	2026	2025
Capitalized software	$3,836	$3,836
Accumulated amortization	(3,836)	(3,776)
Capitalized software, net	$—	60

Amortization expense was $60 thousand and $321 thousand for the nine months ended September 30, 2026 and 2025, respectively.

Amortization expense was $0 and $107 thousand for the three months ended September 30, 2026 and 2025, respectively.

NOTE 6 – LOSS AND LOSS ADJUSTMENT EXPENSES

The following tables show changes in aggregate reserves for our loss and loss adjustment expenses for the three and nine month periods ending September 30, 2026 and September 30, 2025:

(in thousands)

	2026	2025
Net reserves at July 1,	$—	$28
Incurred loss and loss adjustment expenses
Provisions for insured events of the current year	—	—
Change in provision for insured events of prior year	—	(28)
Total incurred loss and loss adjustment expense	—	(28)
Payments
Loss and loss adjustment expenses attributable to insured events of the current year	—	—
Loss and loss adjustment expenses attributable to insured events of the prior year	—	—
Total payments	—	—
Net reserves at September 30,	$—	$—

	2026	2025
Net reserves at January 1,	$—	$201
Incurred loss and loss adjustment expenses
Provisions for insured events of the current year	—	—
Change in provision for insured events of prior year	—	(189)
Total incurred loss and loss adjustment expense	—	(189)
Payments
Loss and loss adjustment expenses attributable to insured events of the current year	—	—
Loss and loss adjustment expenses attributable to insured events of the prior year	—	12
Total payments	—	12
Net reserves at September 30,	$—	$—

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

Under the Debenture Amendments, before the May 13, 2026 renegotiation described below, the Debentures bore interest at an annual rate of 14%, required monthly principal payments of $250 thousand beginning in January 2025, and had a maturity date of April 15, 2027. The first $6.8 million is convertible, in whole or in part, at any time after their issuance date at the option of the Purchasers, into shares of our common stock at a conversion price equal to $3.00 per share (the “Conversion Price”), subject to adjustment as set forth in the Debentures. The Conversion Price of the Debentures is subject to anti-dilution protection upon subsequent equity issuances, subject to certain exceptions, provided that the Conversion Price shall not be adjusted to a price less than $2.23 per share, the closing price of our common stock on the Trading Market on the day immediately preceding the Closing Date. The Additional Investment is not subject to any conversion features. These obligations remained unchanged until we renegotiated the payment terms of the Debentures on May 13, 2026, as described below.

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

As of September 30, 2026, the net carrying amount of the Debentures was $7.6 million, of which $2.0 million was short-term. The loan has unamortized debt premium, issuance costs, restructuring payment, and exit payment of $123 thousand, $95 thousand, $82 thousand and $396 thousand, respectively. During 2026, we made total principal payments of $1.3 million, while the interest of $870 thousand was paid as it was incurred. Additionally, $150 thousand of the Debentures was converted into shares.

MARPAI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Our future loan payments, which are presented as current portion of convertible debentures, net and convertible debentures, net of current portion on our accompanying unaudited condensed consolidated balance sheet as of September 30, 2026, are as follows:

September 30, 2026
Convertible debenture principal	$7,385
Restructuring and exit payment obligations	650
Unamortized debt premium and issuance costs, net	(449)
Outstanding balance, net	7,586
Less: current portion, net	(1,966)
Long-term portion, net	$5,620

NOTE 8 – OTHER LIABILITIES

Other liabilities consisted of the following:

(in thousands)

	September 30,	December 31,
	2026	2025
Due to AXA (current and long-term)	$18,764	$19,401
Sublease security deposit	24	49
Other liabilities	$18,788	$19,450

As of September 30, 2026, we had $18.8 million in outstanding liabilities due to AXA, which bears interest at 10% annually, compounded annually, in connection with our acquisition of Maestro Health on November 1, 2022. Included in the balance is accrued interest of $7.6 million and $5.2 million as of September 30, 2026 and December 31, 2025, respectively.

Our future payments to AXA, which are included in other long-term liabilities on our accompanying unaudited condensed consolidated balance sheet as of September 30, 2026, are as follows:

(in thousands)

September 30, 2026
Outstanding balance	$18,764
Less: current portion	-
Long-term portion	$18,764

On July 16, 2026, we entered into the AXA Amendment with AXA. The AXA Amendment amends the AXA Agreement, executed by and among the Company, XL America Inc., a Delaware corporation, Seaview Re Holdings Inc., a Delaware corporation and AXA, pursuant to which the Company acquired all the membership interests of Maestro Health, LLC.

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

On July 29, 2026, we entered into a securities purchase agreement for the issuance and sale of 12,100 shares of newly designated Series A Preferred Stock for aggregate gross proceeds of $12.1 million (See footnote 12). As a result of the Offering and pursuant to the terms of the AXA Amendment, $2.45 million was paid to AXA based on the applicable net offering proceeds.

MARPAI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On June 15, 2026, the Company entered into a second amendment to a certain client services agreement with a vendor. Under such amendment, the vendor paid an advance to the Company in the amount of $2.0 million against future contractual remittance amounts. The advance is recouped through amounts retained by the vendor during the 12-month period following the applicable implementation date. Any amount not recouped during that period is payable in cash, and the remaining unpaid balance becomes immediately due upon termination of the agreement. Past-due amounts bear a monthly charge of 1.5%. The Company recorded the proceeds as a vendor financing advance liability. The liability is reduced as applications against principal are confirmed through contractual invoices and reconciliations. As of September 30, 2026, the outstanding vendor financing advance was $2.0 million and was classified as a current liability within the accompanying unaudited condensed consolidated balance sheet.

NOTE 9 – REVENUE

Disaggregation of Revenue

The following tables illustrate the disaggregation of revenue by similar services:

For the nine months ended:

(in thousands)

	September 30, 2026	September 30, 2025
TPA services	$13,034	$14,118
Captive insurance	-	(7)
Total	$13,034	$14,111

For the three months ended:

(in thousands)

	September 30, 2026	September 30, 2025
TPA services	$4,424	$4,037
Captive insurance	-	-
Total	$4,424	$4,037

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

Stock Options

There were no options granted for the nine months ended September 30, 2026 and 2025.

The following table summarizes the stock option activity for the nine months ended September 30, 2026:

(in thousands except share and per share data)

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
Balance at January 1, 2026	738,500	$2.07	5.35	$—
Granted	—	—
Forfeited/Cancelled	(26,542)	2.04
Exercised	—	—
Balance at September 30, 2026	711,958	$2.07	4.52	$1,109
Exercisable at September 30, 2026	698,208	$2.08	4.47	$1,088

MARPAI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes our non-vested stock options:

	Non-vested Options Outstanding	Weighted- Average Grant Date Fair Value
Balance at January 1, 2026	57,943	$1.59
Options granted	—	—
Options forfeited/cancelled	(17,709)	1.58
Options exercised	—	—
Options vested	(26,484)	1.60
Balance at September 30, 2026	13,750	$1.59

For the three months ended September 30, 2026 and 2025, we recognized $8 thousand and $22 thousand of stock compensation expense relating to stock options, respectively. For the nine months ended September 30, 2026 and 2025, we recognized $40 thousand and $102 thousand of stock compensation expense relating to stock options, respectively. As of September 30, 2026, there was $22 thousand of unrecognized stock compensation expense related to non-vested share-based compensation arrangements granted under the 2020 Plan. That cost is expected to be recognized over a weighted-average period of 11 months.

Restricted Stock Units

On January 28, 2025, the compensation committee of the Board granted a director an RSU award pursuant to which the holder has the right to receive an aggregate of 600,000 shares of our common stock in connection with the holder being a personal guarantor on new financing. These awards were granted outside of a company global stock incentive plan and vest as follows: 200,000 RSUs vested upon grant, and 400,000 RSUs vest on the first and second-year anniversaries of the date of grant.

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

On March 5, 2026, we granted an RSU award to a board member under which the holder has the right to receive an aggregate of 300,000 shares of common stock for services related to the strategic transaction initiative. During the nine months ended September 30, 2026, 200,000 of these shares were cancelled.

On March 13, 2026, the compensation committee of the board of directors granted various employees inducement RSU awards, under which the holders have the right to receive an aggregate of 424,799 shares of common stock. These awards vested on the date of grant. These RSU awards were issued to settle 2025 bonuses to employees and accordingly the Company recorded $212 thousand of expense during the year ended December 31, 2025.

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

MARPAI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On July 9, 2026, we granted an RSU award to a board member under which the holder has the right to receive an aggregate of 40,000 shares of common stock for services related to the strategic transaction initiative. This award vested upon grant.

The following table summarizes the RSU activity for the nine months ended September 30, 2026:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share
Outstanding at January 1, 2026	1,620,500	$1.60
Granted	2,194,557	0.59
Forfeited/cancelled	(600,000)	1.31
Vested	(2,577,557)	0.92
Outstanding at September 30, 2026	637,500	$0.96

For the three months ended September 30, 2026 and 2025, the Company recognized $125 thousand and $393 thousand of stock compensation expense relating to RSUs, respectively. For the nine months ended September 30, 2026 and 2025, the Company recognized $1.3 million and $1.4 million of stock compensation expense relating to RSUs, respectively. As of September 30, 2026, there was $176 thousand of unrecognized compensation expense remaining related to unvested time-vested RSUs. That cost is expected to be recognized over a weighted-average period of approximately 0.7 years.

NOTE 11 – WARRANTS

We have issued warrants as part of equity offerings and severance packages.

The table below summarizes our warrant activities:

	Number of Warrants to Purchase Common Shares	Exercise Price Range Per Share	Weighted Average Exercise Price
Balance at January 1, 2026	8,953,602	$1.00 to 31.60	$2.06
Granted	—	—	—
Forfeited	(242,977)	31.60	31.60
Exercised	—	—	—
Balance at September 30, 2026	8,710,625	$1.00 to 20.00	$1.24

Balance at January 1, 2025	644,718	$2.50 to 31.60	$16.40
Granted	—	—	—
Forfeited	(91,117)	5.71	5.71
Exercised	—	—	—
Balance at September 30, 2025	553,601	$2.50 to 31.60	$18.16

MARPAI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12- PREFERRED STOCK

On July 29, 2026, the Company entered into securities purchase agreements with accredited investors for the issuance and sale of 12,100 shares of newly designated Series A Preferred Stock at a purchase price of $1,000 per share. The Offering closed on July 31, 2026, resulting in aggregate gross proceeds of $12.1 million.

Each share of Series A Preferred Stock has a stated value of $1,000 and is convertible, at the option of the holder, into shares of the Company’s common stock at an initial conversion price of $1.00 per share, subject to certain adjustments. At the initial conversion price, the Series A Preferred Stock is convertible into an aggregate of 12,100,000 shares of common stock, excluding shares issuable in connection with accumulated dividends. The Series A Preferred Stock automatically converts into common stock upon the occurrence of certain qualifying public offerings or the approval of holders representing at least 60% of the outstanding Series A Preferred Stock. Conversions are subject to certain beneficial ownership limitations.

Holders of the Series A Preferred Stock are entitled to cumulative, non-compounding dividends at an annual rate of 8% of the original stated value of $1,000 per preferred share, beginning on the respective date of issuance. Dividends are payable exclusively in shares of the Company’s common stock, based on the applicable conversion price, upon declaration by the Board of Directors, conversion of the Series A Preferred Stock, or certain other events as specified in the Certificate of Designation.

As of September 30, 2026, cumulative preferred stock dividends of approximately $162 thousand, or $13.37 per preferred share, had accumulated and remained unpaid. No preferred stock dividends were declared or paid during the three months ended September 30, 2026. The cumulative dividends have been deducted in determining net loss attributable to common stockholders for purposes of basic and diluted net loss per share.

The Series A Preferred Stock carries voting rights on an as-converted basis and provides holders with certain protective rights. The initial conversion price is subject to anti-dilution adjustments, including adjustments resulting from certain future issuances of securities at prices below the then-effective conversion price. The securities purchase agreements also contain a most-favored-nation provision applicable to certain future preferred stock issuances.

The Company has classified the Series A Preferred Stock within permanent stockholders’ equity. Direct incremental issuance costs are recorded as a reduction of additional paid-in capital, and dividends payable in common shares are accounted for as equity distributions.

NOTE 13 – SEGMENT INFORMATION

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

The CODM reviews financial information on a consolidated basis and uses consolidated net loss as the segment performance measure to measure segment profit or loss. The accounting policies of our single reportable segment are the same as those for the consolidated financial statements. The level of disaggregation and amounts of significant segment expenses regularly provided to the CODM are the same as those presented in the consolidated statement of operations. The CODM does not regularly review asset information. Accordingly, we do not report asset information beyond the total assets presented in the consolidated balance sheets, which also represent the measure of segment assets.

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

In connection with Note 1 and Note 2, accrued interest of $26 thousand was repaid on July 16, 2026.

For the three and nine months ended September 30, 2026, we recorded interest expense of $0 and $26 thousand related to Note 1 and Note 2, respectively.

The Company provides third-party administrator services to an entity whose chief executive officer also serves as the Company’s Head of Sales. Financial arrangements with the related party are subject to approval by the Company’s Board and Chief Financial Officer.

On April 29, 2026, the Company received a $500 thousand advance payment from the related party for future third-party administrator services. The Company recognized $317 thousand and $500 thousand of related-party revenue during the three and nine months ended September 30, 2026, respectively. As of September 30, 2026, the entire advance payment was fully recognized and satisfied, leaving a deferred revenue balance of $0 in the accompanying unaudited condensed consolidated balance sheet.

On May 13, 2026, the Company received an additional refundable cash advance of $1.0 million from the related party. On July 9, 2026, the Company repaid the $1.0 million advance in full.

MARPAI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – ACCRUED EXPENSES

Accrued expenses consisted of the following:

(in thousands)

	September 30,	December 31,
	2026	2025
Accrued payables	$428	$671
Employee compensation	695	548
Performance guarantee liabilities	54	199
Accrued bonuses	172	232
Settlement liability	257	465
Accrued expenses	$1,606	$2,115

NOTE 16 – INCOME TAXES

The effective tax rate was 0% for the three and nine months ended September 30, 2026 and 2025, due primarily to the full valuation allowance on deferred tax assets and other discrete items.

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

At September 30, 2026 and 2025, there were $0 unrecognized tax benefits that if recognized would affect the annual effective tax rate.

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

NOTE 17 – LITIGATION AND LOSS CONTINGENCIES

From time to time, we may be subject to other legal proceedings, claims, investigations, and government inquiries (collectively, legal proceedings) in the ordinary course of business. We may receive claims from third parties asserting, among other things, infringement of their intellectual property rights, defamation, labor and employment rights, privacy, and contractual rights.

On January 30, 2025, the Company was served with a civil complaint by Messer Financial Group Inc. (“Messer”), a sublessee of the Company’s previously rented office space in Charlotte, NC, for breach of contract. On July 28, 2025, the Company and the plaintiff conducted a mediation session, which was unsuccessful in resolving the dispute. On September 22, 2025, the plaintiff commenced discovery proceedings in the litigation, and in September 2025, the Company was informed that the plaintiff’s expert indicated estimated damages in excess of $5 million. On February 5, 2026, the Company agreed to a settlement agreement with Messer Financial Group Inc. pursuant to which, the Company is required to pay (i) a one-time lump sum of $10 thousand cash consideration; (ii) issue restricted shares of common stock (“RSU”) of Marpai in an amount valued at $25 thousand as consideration for Messer’s attorney’s fees; and (iii) 400,000 RSUs in installments issuable as follows: (a) 100,000 restricted shares of common stock within thirty (30) days of the Effective Date; (b) 100,000 restricted shares of common stock by July 1, 2026; (c) 100,000 restricted shares of common stock by January 1, 2027; and (d) 100,000 restricted shares of common stock by July 1, 2027. On January 3, 2028, if the Total Value (defined below) of the Stock Consideration is less than $1.0 million, Marpai will (A) pay Messer an additional $250 thousand in cash, or (B) issue Messer $250 thousand in restricted shares of common stock of Marpai (MRAI), valued in the same manner as Total Value. Total Value shall be determined by averaging Marpai’s closing stock price on (A) the payment due date, (B) 45 days prior to the payment due date, and (C) 90 days prior to the payment due date. To date, all installments have been made timely. See Note 15.

After Messer received the Cash Consideration, Messer voluntarily dismissed the Lawsuit in its entirety as to all Defendants with prejudice.

NOTE 18 – SUBSEQUENT EVENTS

The Company evaluated subsequent events from September 30, 2026, the date of these condensed consolidated financial statements, through November 12, 2026, the issuance date of these condensed consolidated financial statements for events requiring recognition or disclosure in the condensed consolidated financial statements.

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

Representation in the Financial Statements of Marpai, Inc.

The unaudited condensed consolidated financial statements of Marpai, Inc. and the discussion of the results of our operations in this Quarterly Report, reflect the results of the operations of Marpai for all periods presented. The results for the three and nine months ended September 30, 2026, as applicable, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2026 and 2025

The following table sets forth our consolidated results of operations for the periods indicated.

(dollars in thousands)

	Three Months Ended September 30,
	2026	2025	Change	%
Revenue	$4,424	$4,037	$387	9.6%
Costs and expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below)	3,400	2,963	437	14.7%
General and administrative	2,136	2,067	69	3.3%
Information technology	1,129	1,245	(116)	(9.3)%
Sales and marketing	149	295	(146)	(49.5)%
Depreciation and amortization	—	107	(107)	(100.0)%
Facilities	116	131	(15)	(11.5)%
Total costs and expenses	6,930	6,808	122	1.8%
Operating loss	(2,506)	(2,771)	265	(9.6)%
Other income and (expenses)
Other income, net	77	74	3	4.1%
Interest expense, net	(857)	(797)	(60)	7.5%
Total other expense, net	(780)	(723)	(57)	7.9%
Loss before income taxes	(3,286)	(3,494)	208	(6.0)%
Income tax expense	—	—	—	—
Net loss	$(3,286)	$(3,494)	$208	(6.0)%
Cumulative preferred stock dividends	(162)	—	(162)	N/A
Net loss attributable to common stockholders	(3,448)	(3,494)	46	(1.3)%
Net loss per share, basic and fully diluted	$(0.13)	$(0.20)	$0.07	(36.4)%

(dollars in thousands)

	Nine Months Ended September 30,
	2026	2025	Change	%
Revenue	$13,034	$14,111	$(1,077)	(7.6)%
Costs and expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below)	9,808	10,357	(549)	(5.3)%
General and administrative	7,335	6,833	502	7.3%
Information technology	3,395	3,927	(532)	(13.5)%
Sales and marketing	514	851	(337)	(39.6)%
Research and development	—	7	(7)	(100.0)%
Depreciation and amortization	60	321	(261)	(81.3)%
Facilities	345	442	(97)	(21.9)%
Total costs and expenses	21,457	22,738	(1,281)	(5.6)%
Operating loss	(8,423)	(8,627)	204	(2.4)%
Other income and (expenses)
Other income, net	230	123	107	87.0%
Interest expense, net	(2,859)	(2,430)	(429)	17.7%
Total other expense, net	(2,629)	(2,307)	(322)	14.0%
Loss before income taxes	(11,052)	(10,934)	(118)	1.1%
Income tax expense	—	—	—	—
Net loss	$(11,052)	$(10,934)	$(118)	1.1%
Cumulative preferred stock dividends	(162)	—	(162)	N/A
Net loss attributable to common stockholders	(11,214)	(10,934)	(280)	2.6%
Net loss per share, basic and fully diluted	$(0.43)	$(0.69)	$0.26	(37.7)%

Revenues and Cost of Revenue

During the three months ended September 30, 2026 and 2025, our total revenue was $4.4 million and $4.0 million, respectively, representing an increase in revenue of $387 thousand. The increase is primarily due to growth in ancillary services revenue.

During the nine months ended September 30, 2026 and 2025, our total revenue was $13.0 million and $14.1 million, respectively, representing a decrease in revenue of $1.1 million. The decline is primarily due to customer turnover.

Total revenues consist of fees that we charge our customers in consideration for administering their self-insured healthcare plans as well as fees that we receive for ancillary services such as care management, case management, cost containment services, and other services provided to our customers by us or other vendors.

During the three months ended September 30, 2026 and 2025, our cost of revenue was $3.4 million and $3.0 million, respectively, representing an increase of $437 thousand. The increase is primarily driven by a minimum vendor payment for network access fees.

During the nine months ended September 30, 2026 and 2025, our cost of revenue was $9.8 million and $10.4 million, respectively, representing a decrease of $549 thousand. The decrease is primarily driven by the reduction in sales.

Total cost of revenues consists of (i) service fees, which primarily include vendor fees associated with the client’s benefit program selections, (ii) the direct labor cost associated with claim management and processing services, and (iii) direct labor costs associated with providing customer support and services to the clients, members, and other external stakeholders.

General and Administrative Expenses

We incurred $2.1 million of general and administrative expenses for the three months ended September 30, 2026, compared to $2.1 million for the three months ended September 30, 2025, representing an increase of $69 thousand. The increase is primarily attributable to an investment in labor, general and administrative expenses.

We incurred $7.3 million of general and administrative expenses for the nine months ended September 30, 2026, compared to $6.8 million for the nine months ended September 30, 2025, representing an increase of $502 thousand. The increase is primarily attributable to an investment in labor, general and administrative expenses.

Information Technology Expenses

We incurred $1.1 million of information technology expenses for the three months ended September 30, 2026, compared to $1.2 million for the three months ended September 30, 2025, representing a decrease of $116 thousand. The decrease is due to the actions taken throughout 2025 and 2026 to streamline the Company’s operations.

We incurred $3.4 million of information technology expenses for the nine months ended September 30, 2026, compared to $3.9 million for the nine months ended September 30, 2025, representing a decrease of $532 thousand. The decrease is due to the actions taken throughout 2025 and 2026 to streamline the Company’s operations.

Sales and Marketing Expenses

We incurred $149 thousand of sales and marketing expenses for the three months ended September 30, 2026, compared to $295 thousand for the three months ended September 30, 2025, representing a decrease of $146 thousand. The decrease is due to improvement in our operating efficiency.

We incurred $514 thousand of sales and marketing expenses for the nine months ended September 30, 2026, compared to $851 thousand for the nine months ended September 30, 2025, representing a decrease of $337 thousand. The decrease is due to improvement in our operating efficiency.

Research and Development Expenses

We incurred $0 of research and development expenses for the three months ended September 30, 2026 and 2025.

We incurred $0 of research and development expenses for the nine months ended September 30, 2026, compared to $7 thousand for the nine months ended September 30, 2025. The reason for the decrease is the elimination of our in-house development activities.

Depreciation and Amortization

We incurred $0 of depreciation and amortization expenses for the three months ended September 30, 2026, compared to $107 thousand for the three months ended September 30, 2025, representing a decrease of $107 thousand. This decrease was due to the full amortization of all capitalized software during the first quarter of 2026.

We incurred $60 thousand of depreciation and amortization expenses for the nine months ended September 30, 2026, compared to $321 thousand for the nine months ended September 30, 2025, representing a decrease of $261 thousand. This decrease was primarily due to the full depreciation or elimination of fixed assets during early 2025 and the full amortization of all capitalized software during the first quarter of 2026.

Facilities expenses

We incurred facilities expenses of $116 thousand for the three months ended September 30, 2026, compared to facilities expenses of $131 thousand for the three months ended September 30, 2025, representing a decrease of $15 thousand. The decrease in facilities expenses was due to the strategic decommissioning of unutilized facilities and equipment in 2025.

We incurred facilities expenses of $345 thousand for the nine months ended September 30, 2026, compared to facilities expenses of $442 thousand for the nine months ended September 30, 2025, representing a decrease of $97 thousand. The decrease in facilities expenses was due to the strategic decommissioning of unutilized facilities and equipment in 2025.

Interest Expense, net

We incurred $857 thousand of net interest expense for the three months ended September 30, 2026, compared to $797 thousand for the three months ended September 30, 2025, representing an increase of $60 thousand primarily due to the carrying amount of the Company’s obligation to AXA.

We incurred $2.9 million of net interest expense for the nine months ended September 30, 2026, compared to $2.4 million for the nine months ended September 30, 2025, representing an increase of $429 thousand primarily due to a non-cash adjustment to the carrying amount of the Company’s obligation to AXA.

Liquidity and Capital Resources

As of September 30, 2026, we had an accumulated deficit of approximately $126.4 million, unrestricted cash and cash equivalents of approximately $360 thousand and negative working capital of approximately $5.5 million. For the nine months ended September 30, 2026, we recognized a net loss of approximately $11.1 million and negative cash flows from operations of approximately $11.6 million.

We have spent most of our cash resources on funding our operating activities. Through September 30, 2026, we have financed our operations primarily with the proceeds from loans, the issuance of convertible notes and warrants, and sales of our equity securities.

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

The AXA Amendment also provides that the Company shall make minimum annual payments of not less than $0, $1.0 million, $5.0 million and approximately $22.3 million during the years ending December 31, 2026, 2027, 2028 and 2029, respectively. In addition, the Company agreed not to incur additional indebtedness that is senior to AXA other than its currently outstanding indebtedness.

On July 29, 2026, the Company entered into securities purchase agreements for the issuance and sale of 12,100 shares of newly designated Series A preferred stock, par value $0.0001 per share (the “Series A Preferred Stock”) for aggregate gross proceeds of $12.1 million. As a result of the Offering (as defined below) and pursuant to the terms of the AXA Amendment, $2.45 million became payable to AXA based on the applicable net offering proceeds and was paid in September 2026.

Securities Purchase Agreements

On July 29, 2026, we entered into securities purchase agreements with accredited investors relating to an offering (the “Offering”) and the sale of an aggregate of 12,100 shares of newly designated Series A Preferred Stock at a purchase price of $1.0 thousand for each share of Preferred Stock. The aggregate gross proceeds to us from the Offering were $12.1 million.

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

Management has determined that our liquidity condition raises substantial doubt about our ability to continue as a going concern through twelve months from the date these condensed consolidated financial statements are issued. This determination reflects the conditions described above and our assessment of going concern considerations in accordance with Financial Accounting Standards Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

Cash Flows

The following table summarizes our sources and uses of cash, cash equivalents and restricted cash for the nine months ended September 30, 2026 and 2025. As discussed in Note 4, fiduciary funds generally cannot be used for general corporate purposes and are not a source of liquidity for us.

Comparison of the Nine months Ended September 30, 2026 and 2025

(in thousands)

	Nine months Ended September 30,
	2026	2025
Net cash used in operating activities	$(11,557)	$(2,690)
Net cash provided by investing activities	—	500
Net cash provided by financing activities	10,377	3,473
Net (decrease) increase in cash and cash equivalents and restricted cash	$(1,180)	$1,283

Net Cash Used in Operating Activities

Net cash used in operating activities was $11.6 million for the nine months ended September 30, 2026, compared with $2.7 million for the nine months ended September 30, 2025. For the 2026 period, net cash used in operating activities primarily reflected a net loss of $11.1 million, partially offset by $3.6 million of noncash adjustments, together with $4.1 million of net cash outflows from changes in operating assets and liabilities.

Net Cash Provided by Investing Activities

A total of $0 was provided by investing activities for the nine months ended September 30, 2026 and $500 thousand for the nine months ended September 30, 2025. The net cash provided by investing activities in 2025 was due to the collection of cash for the sale of a business unit in 2025.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $10.4 million for the nine months ended September 30, 2026, compared with $3.5 million for the nine months ended September 30, 2025, an increase of approximately $6.9 million. In 2026, financing inflows consisted of $12.1 million of net activities for the nine months ended September 30, 2026 was from the proceeds from the private placement of preferred stock, which generated gross proceeds of $12.1 million; a $2.0 million vendor financing advance; $660 thousand of related party loans; and a $1.0 million related party advance. These inflows were partially offset by a $2.5 million payment to AXA for the acquisition, repayment of the $1.0 million related party advance, repayment of $660 thousand of related party loans, and $1.3 million of repayments on senior secured convertible debentures. In 2025, financing inflows consisted of $3.0 million of proceeds from senior secured convertible debentures and $2.8 million of net proceeds from private placements of common stock. These inflows were partially offset by $2.0 million of repayments on convertible debentures, $162 thousand of debt issuance costs and a $196 thousand payment to AXA.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign exchange risk

The cash generated from revenue is denominated in U.S. Dollars. Our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations, which are in the United States and Israel. Our results of current and future operations and cash flows are therefore subject to fluctuations due to changes in the exchange rate of the New Israeli Shekel (“NIS”). The effect of a hypothetical 10% change in the exchange rate of the NIS versus the U.S. Dollar would not have had a material impact on our historical condensed consolidated financial statements for the nine months ended September 30, 2026. To date we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes or is expected to become more significant.

Interest rate risk

We had cash and cash equivalents balances of $360 thousand and $133 thousand on September 30, 2026 and December 31, 2025, respectively. Currently, management does not view this exposure to be a significant risk.

Inflation Risk

Inflation generally affects us by increasing our labor costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the nine months ended September 30, 2026.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Accounting Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period ended September 30, 2026. Based on this evaluation, our Chief Executive Officer, Chief Financial Officer and Accounting Officer have concluded that, during the period covered by this Quarterly Report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter ended September 30, 2026, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Due to our limited operating history, we have a limited customer base and have depended on a few major customers for a significant portion of our revenue. For the three and nine month periods ended September 30, 2026 and 2025, we had no single customer that accounted for more than 10% of total revenue. At September 30, 2026, one customer accounted for 13.6% of accounts receivable. As of December 31, 2025, two customers accounted for 19.5% and 19.1% of accounts receivable.

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

A considerable portion of the costs of reviewing strategic alternatives will be incurred regardless of whether any course of action is implemented or transaction is completed, decreasing cash available for use in our business. These costs may include significant legal, financial advisor and accounting fees and expenses and other related charges associated with identifying, evaluating and negotiating potential strategic alternatives. We may also incur additional unanticipated expenses in connection with this process. The review may be costly, time consuming and disruptive to our business operations. If we are unable to effectively manage the process, our business, financial condition and results of operations could be adversely affected.

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

As of the date hereof, no dividends have been declared by the Board of Directors on the Series A Preferred Stock, and there can be no assurance that any dividends will be declared or paid in the future.

Pursuant to Section 3 of the Certificate of Designation of Preferences, Rights and Limitations of the Series A Preferred Stock of the Company (the “Series A Certificate of Designation”), holders of shares of Series A Preferred Stock are entitled to receive, to the extent accrued, cumulative dividends (the “Dividends”) equal to eight percent (8.0%) per annum of the Stated Value of the shares of Series A Preferred Stock issued to the Holder on the Original Issuance Date. Although these Dividends accrue, no Dividends have been declared to date. To the extent accrued and payable, Dividends shall be satisfied solely by the delivery of shares of Common Stock (collectively, the “PIK Shares”) upon the earliest to occur of:

(i)	the date on which such Dividends are declared by the Board of Directors;

(ii)	the occurrence of a Liquidation Event; or

(iii)	the conversion of the Series A Preferred Stock into shares of Common Stock.

Notwithstanding whether Dividends have been declared by the Board of Directors, any accrued and unpaid Dividends will automatically accelerate and become due and payable (to the extent not previously paid) upon the consummation of a Fundamental Transaction or upon the Mandatory Conversion Date. However, to the extent that a Holder’s right to receive any PIK Shares or stock dividends (collectively, “Dividend Shares”) would cause such Holder to exceed the Beneficial Ownership Limitation, such excess Dividend Shares will be held by the Company in abeyance (without voting or disposition rights) until such time, if ever, as the Holder’s receipt would no longer violate the Beneficial Ownership Limitation.

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit No.	Description
31.1*	Certification Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2*	Certification Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1**	Certification Statement of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2**	Certification Statement of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101**	Interactive Data Files
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARPAI, INC.

Date: November 12, 2026		/s/ Damien Lamendola
	Name:	Damien Lamendola
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Steve Johnson
	Name:	Steve Johnson
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)